Form 10-Q
period 2020-06-30
Dun & Bradstreet Holdings, Inc.
filed 2020-08-06
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-39361

Dun & Bradstreet Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-2008699
(State of incorporation)	(I.R.S. Employer Identification No.)

103 JFK Parkway, Short Hills, NJ	07078
(Address of principal executive offices)	(Zip Code)
(973) 921-5500
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	DNB	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 422,795,734 shares outstanding of the Registrant's common stock as of July 31, 2020.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2020

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Amounts in millions, except per share data)

	Three-Month Period (1)		Six-Month Period (1)

	Successor				Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
Revenue	$420.6	$398.9	$815.9	$573.0	$178.7
Operating expenses	139.2	127.8	278.1	192.2	56.7
Selling and administrative expenses	143.4	126.0	269.3	339.6	122.4
Depreciation and amortization	132.6	136.8	266.9	217.3	11.1
Restructuring charge	6.8	17.4	11.3	35.9	0.1
Operating costs	422.0	408.0	825.6	785.0	190.3
Operating income (loss)	(1.4)	(9.1)	(9.7)	(212.0)	(11.6)
Interest income	0.2	0.6	0.5	1.6	0.3
Interest expense	(78.0)	(86.0)	(161.0)	(135.0)	(5.5)
Other income (expense) - net	(122.7)	8.1	(32.7)	12.3	(86.0)
Non-operating income (expense) - net	(200.5)	(77.3)	(193.2)	(121.1)	(91.2)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(201.9)	(86.4)	(202.9)	(333.1)	(102.8)
Less: provision (benefit) for income taxes	(27.5)	(23.1)	(101.8)	(60.1)	(27.5)
Equity in net income of affiliates	0.6	2.8	1.2	2.9	0.5
Net income (loss)	(173.8)	(60.5)	(99.9)	(270.1)	(74.8)
Less: net (income) loss attributable to the non-controlling interest	(1.2)	(1.5)	(1.6)	(1.9)	(0.8)
Less: Dividends allocated to preferred stockholders	(32.1)	(32.0)	(64.1)	(49.9)	—
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(207.1)	$(94.0)	$(165.6)	$(321.9)	$(75.6)
Basic earnings (loss) per share of common stock:
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(0.66)	$(0.30)	$(0.53)	$(1.02)	$(2.04)
Diluted earnings (loss) per share of common stock:
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(0.66)	$(0.30)	$(0.53)	$(1.02)	$(2.04)
Weighted average number of shares outstanding-basic	314.5	314.5	314.5	314.5	37.2
Weighted average number of shares outstanding-diluted	314.5	314.5	314.5	314.5	37.2
Other comprehensive income (loss), net of income taxes:
Net income (loss)	$(173.8)	$(60.5)	$(99.9)	$(270.1)	$(74.8)
Foreign currency translation adjustments, net of tax (2)	(13.3)	(16.2)	(14.9)	(16.9)	5.9
Defined benefit pension plans:
Prior service credit (cost), net of tax expense (benefit) (3)	—	—	(0.1)	—	(0.1)
Net actuarial gain (loss), net of tax expense (benefit) (4)	—	—	—	—	65.5
Derivative financial instrument, net of tax expense (benefit) (5)	0.4	(1.2)	(0.5)	(1.6)	(0.1)
Total other comprehensive income (loss), net of tax	(12.9)	(17.4)	(15.5)	(18.5)	71.2
Comprehensive income (loss), net of tax	(186.7)	(77.9)	(115.4)	(288.6)	(3.6)
Less: comprehensive loss (income) attributable to the non-controlling interest	0.1	(1.3)	(0.4)	(1.8)	(1.0)
Comprehensive income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(186.6)	$(79.2)	$(115.8)	$(290.4)	$(4.6)

(1) See Note 1 "Basis of Presentation" for further discussion.
(2) Tax Expense (Benefit) of $(0.7) million, $$(1.9) million, $(0.9) million, $$(0.9) million, and less than $0.1 million for the Successor three months ended June 30, 2020 and 2019, for the Successor six months ended June 30, 2020, for the Successor period from January 1 to June 30, 2019, and for the Predecessor period from January 1 to February 7, 2019, respectively.
(3) Tax Expense (Benefit) of less than $(0.1) million for the Successor six months ended June 30, 2020.
(4) Tax Expense (Benefit) of $22.2 million for the Predecessor period from January 1 to February 7, 2019.
(5) Tax Expense (Benefit) of $0.1 million, $(0.4) million, $(0.2) million, $(0.5) million, and $(0.1) million for the Successor three months ended June 30, 2020 and 2019, for the Successor six months ended June 30, 2020, for the Successor period from January 1 to June 30, 2019, and for the Predecessor period from January 1 to February 7, 2019, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in millions, except share data and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$99.8	$98.6
Accounts receivable, net of allowance of $10.1 at June 30, 2020 and $7.3 at December 31, 2019 (Note 3)	246.2	269.3
Other receivables	7.9	10.0
Prepaid taxes	91.8	4.0
Other prepaids	36.8	31.4
Other current assets	6.5	4.6
Total current assets	489.0	417.9
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $12.0 at June 30, 2020 and $7.5 at December 31, 2019	28.1	29.4
Computer software, net of accumulated amortization of $85.5 at June 30, 2020 and $52.9 at December 31, 2019 (Note 14)	391.8	379.8
Goodwill (Note 14 and 15)	2,848.0	2,840.1
Deferred income tax	13.7	12.6
Other intangibles (Note 14 and 15)	5,022.3	5,251.4
Deferred costs (Note 3)	61.5	47.0
Other non-current assets (Note 6)	130.7	134.6
Total non-current assets	8,496.1	8,694.9
Total assets	$8,985.1	$9,112.8
Liabilities
Current liabilities
Accounts payable	$59.9	$55.0
Accrued payroll	59.8	137.9
Accrued income tax	23.2	7.8
Short-term debt (Note 5)	325.3	81.9
Cumulative Series A Preferred Stock redemption liability (Note 17)	1,067.9	—
Make-whole derivative liability	205.2	172.4
Other accrued and current liabilities (Note 6)	191.5	167.3
Deferred revenue (Note 3)	520.8	467.5
Total current liabilities	2,453.6	1,089.8
Long-term pension and postretirement benefits (Note 9)	185.7	206.6
Long-term debt (Note 5)	3,620.8	3,818.9
Liabilities for unrecognized tax benefits	17.1	16.8
Deferred income tax	1,187.8	1,233.5
Other non-current liabilities (Note 6)	131.1	137.7
Total liabilities	7,596.1	6,503.3
Commitments and contingencies (Note 7 and 16)

Cumulative Series A Preferred Stock $0.001 par value per share,1,050,000 shares authorized and issued at June 30, 2020 and December 31, 2019; Liquidation Preference of $1,067.9 at June 30, 2020 and December 31, 2019 (Note 17)	—	1,031.8
Equity
Successor Common Stock, $0.0001 par value per share, authorized—2,000,000,000 shares; issued— 314,494,968 shares	—	—
Capital surplus	2,043.9	2,116.9
Accumulated deficit	(675.0)	(573.5)
Accumulated other comprehensive loss	(37.8)	(23.5)
Total stockholder equity	1,331.1	1,519.9
Non-controlling interest	57.9	57.8
Total equity	1,389.0	1,577.7
Total liabilities and stockholder equity	$8,985.1	$9,112.8

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in millions)

	Successor		Predecessor
	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
Cash flows provided by (used in) operating activities:
Net income (loss)	$(99.9)	$(270.1)	$(74.8)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	266.9	217.3	11.1
Amortization of unrecognized pension loss (gain)	(0.2)	—	3.8
Pension settlement charge	—	—	85.8
Pension settlement payments	—	(105.9)	(190.5)
Impairment of assets	—	2.3	—
Income tax benefit from stock-based awards	—	—	10.3
Equity-based compensation expense	28.9	59.5	11.7
Restructuring charge	11.3	35.9	0.1
Restructuring payments	(10.6)	(17.2)	(2.1)
Change in fair value of make-whole derivative liability	32.8	—	—
Changes in deferred income taxes	(43.3)	(72.0)	(33.2)
Changes in prepaid and accrued income taxes	(78.0)	(2.8)	(8.1)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	21.9	47.8	16.3
(Increase) decrease in other current assets	(7.8)	8.5	(1.2)
Increase (decrease) in deferred revenue	59.5	78.1	20.8
Increase (decrease) in accounts payable	5.1	(24.6)	37.8
Increase (decrease) in accrued liabilities	(54.2)	(94.2)	(39.7)
Increase (decrease) in other accrued and current liabilities	1.8	56.3	25.1
(Increase) decrease in other long-term assets	(14.1)	(22.6)	(96.0)
Increase (decrease) in long-term liabilities	(25.9)	(35.4)	154.6
Non-cash foreign exchange impacts	(7.4)	1.5	—
Net, other non-cash adjustments (1)	27.6	2.9	2.8
Net cash provided by (used in) operating activities	114.4	(134.7)	(65.4)
Cash flows provided by (used in) investing activities:
Payments for acquisitions of businesses, net of cash acquired	(15.8)	(5,951.1)	—
Cash settlements of foreign currency contracts	0.1	0.8	—
Capital expenditures	(3.3)	(6.9)	(0.2)
Additions to computer software and other intangibles	(46.0)	(20.8)	(5.1)
Net cash provided by (used in) investing activities	(65.0)	(5,978.0)	(5.3)
Cash flows provided by (used in) financing activities:
Proceeds from successor shareholders	—	3,101.4	—
Payments of dividends	(64.1)	(32.0)	—
Proceeds from borrowings on Predecessor's Credit Facility	—	—	167.0
Proceeds from issuance of Successor's Senior Notes	—	1,450.0	—
Proceeds from borrowings on Successor's Credit Facility	404.7	30.9	—
Proceeds from borrowings on Successor's Term Loan Facility - net of issuance discount	—	2,479.4	—
Proceeds from borrowings on Successor's Bridge Loan	—	63.0	—
Retirement of Predecessor's Senior Notes	—	(625.1)	—
Payments of borrowings on Predecessor's Credit Facility	—	—	(70.0)
Payments of borrowings on Successor's Term Loan Facilities	(6.3)	—	—
Payments of borrowings on Successor's Bridge Loan	(63.0)	—	—
Payments of borrowings on Successor's Credit Facility	(317.2)	(30.9)	—
Payment of debt issuance costs	—	(122.6)	—
Debt extinguishment costs	(0.8)	—	—
Net, other	(1.3)	(3.3)	(0.1)
Net cash provided by (used in) financing activities	(48.0)	6,310.8	96.9
Effect of exchange rate changes on cash and cash equivalents	(0.2)	1.4	1.2
Increase (decrease) in cash and cash equivalents	1.2	199.5	27.4
Cash and cash equivalents, beginning of period	98.6	—	90.2
Cash and cash equivalents, end of period	$99.8	$199.5	$117.6
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes, net of refunds	$19.4	$14.3	$3.4
Interest	$135.7	$74.2	$2.4
(1) Includes non-cash adjustments for the write down of deferred debt issuance costs and discount associated with the partial redemption of the Senior Unsecured Notes.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Stockholder Equity (Deficit) (Unaudited)
(Amounts in millions)

	Common Stock	Capital Surplus	(Accumulated Deficit) Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Defined Benefit Postretirement Plans	Cash Flow Hedging Derivative	Total Stockholder Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
Predecessor:
For the Period from January 1, 2019 to February 7, 2019
Balance, December 31, 2018	$0.8	$332.8	$3,325.0	$(3,310.3)	$(235.5)	$(818.3)	$(0.3)	$(705.8)	$15.9	$(689.9)
Net income (loss)	—	—	(75.6)	—	—	—	—	(75.6)	0.8	(74.8)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Equity-based compensation plans	—	11.7	—	—	—	—	—	11.7	—	11.7
Pension adjustments, net of tax expense of $22.2	—	—	—	—	—	65.4	—	65.4	—	65.4
Change in cumulative translation adjustment, net of tax expense of less than $0.1	—	—	—	—	5.7	—	—	5.7	0.2	5.9
Derivative financial instruments, net of tax benefit of $0.1	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Balance, February 7, 2019	$0.8	$344.5	$3,249.4	$(3,310.3)	$(229.8)	$(752.9)	$(0.4)	$(698.7)	$16.8	$(681.9)

	Common Stock	Capital Surplus	(Accumulated Deficit) Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Defined Benefit Postretirement Plans	Cash Flow Hedging Derivative	Total Stockholder Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
Successor:
For the period from January 1, 2019 to June 30, 2019
Balance, January 1, 2019	$—	$—	$(13.5)	$—	$—	$—	$—	$(13.5)	$—	$(13.5)
Net income (loss)	—	—	(272.0)	—	—	—	—	(272.0)	1.9	(270.1)
Take-Private Transaction	—	2,048.4	—	—	—	—	—	2,048.4	16.8	2,065.2
Capital contribution	—	24.6	—	—	—	—	—	24.6	—	24.6
Equity-based compensation plans	—	59.5	—	—	—	—	—	59.5	—	59.5
Preferred dividend (1)	—	(32.0)	—	—	—	—	—	(32.0)	—	(32.0)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(3.2)	(3.2)
Change in cumulative translation adjustment, net of tax benefit of $0.9	—	—	—	—	(16.8)	—	—	(16.8)	(0.1)	(16.9)
Derivative financial instruments, net of tax benefit of $0.5	—	—	—	—	—	—	(1.6)	(1.6)	—	(1.6)
Balance, June 30, 2019	$—	$2,100.5	$(285.5)	$—	$(16.8)	$—	$(1.6)	$1,796.6	$15.4	$1,812.0

Three months ended June 30, 2019
Balance, March 31, 2019	$—	$2,104.2	$(223.5)	$—	$(0.8)	$—	$(0.4)	$1,879.5	$17.3	$1,896.8
Net income (loss)	—	—	(62.0)	—	—	—	—	(62.0)	1.5	(60.5)

Equity contribution	—	24.6	—	—	—	—	—	24.6	—	24.6
Equity-based compensation plans	—	3.7	—	—	—	—	—	3.7	—	3.7
Change in cumulative translation adjustment, net of tax benefit of $1.9	—	—	—	—	(16.0)	—	—	(16.0)	(0.2)	(16.2)
Derivative financial instruments, net of tax benefit of $0.4	—	—	—	—	—	—	(1.2)	(1.2)	—	(1.2)
Preferred dividend (1)	—	(32.0)	—	—	—	—	—	(32.0)	—	(32.0)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(3.2)	(3.2)
Balance, June 30, 2019	$—	$2,100.5	$(285.5)	$—	$(16.8)	$—	$(1.6)	$1,796.6	$15.4	$1,812.0
Six months ended June 30, 2020
Balance, January 1, 2020	$—	$2,116.9	$(573.5)	$—	$(6.6)	$(15.8)	$(1.1)	$1,519.9	$57.8	$1,577.7
Net income (loss)	—	—	(101.5)	—	—	—	—	(101.5)	1.6	(99.9)
Accretion - Series A Preferred Stock	—	(36.1)	—	—	—	—	—	(36.1)	—	(36.1)
Equity-based compensation plans	—	27.2	—	—	—	—	—	27.2	—	27.2
Preferred dividend (1)	—	(64.1)	—	—	—	—	—	(64.1)	—	(64.1)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Pension adjustments, net of tax benefit of $0.1	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Change in cumulative translation adjustment, net of tax benefit of $0.9	—	—	—	—	(13.7)	—	—	(13.7)	(1.2)	(14.9)
Derivative financial instruments, net of tax benefit of $0.2	—	—	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Balance, June 30, 2020	$—	$2,043.9	$(675.0)	$—	$(20.3)	$(15.9)	$(1.6)	$1,331.1	$57.9	$1,389.0
Three months ended June 30, 2020										—
Balance, March 31, 2020	$—	$2,087.6	$(500.0)	$—	$(8.3)	$(15.9)	$(2.0)	$1,561.4	$58.1	$1,619.5
Net income (loss)	—	—	(175.0)	—	—	—	—	(175.0)	1.2	(173.8)
Accretion - Series A Preferred Stock	—	(35.1)	—	—	—	—	—	(35.1)	—	(35.1)
Equity-based compensation plans	—	23.5	—	—	—	—	—	23.5	—	23.5
Preferred dividend (1)	—	(32.1)	—	—	—	—	—	(32.1)	—	(32.1)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Change in cumulative translation adjustment, net of tax benefit of $0.7	—	—	—	—	(12.0)	—	—	(12.0)	(1.3)	(13.3)
Derivative financial instruments, net of tax expense of $0.1	—	—	—	—	—	—	0.4	0.4	—	0.4
Balance, June 30, 2020	$—	$2,043.9	$(675.0)	$—	$(20.3)	$(15.9)	$(1.6)	$1,331.1	$57.9	$1,389.0
(1) Related to the preferred stock dividends declared by the Board of Directors of Dun & Bradstreet Holdings, Inc. (formerly Star Intermediate I, Inc.) on May 31, 2019, March 4, 2020 and May 14, 2020, respectively, associated with its cumulative Series A Preferred Stock. The dividend payments of $21.3 million, $10.7 million, $32 million and $32.1 million were made on June 19, 2019, June 28, 2019, March 27, 2020 and June 26, 2020, respectively. See further discussion in Note 17.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DUN & BRADSTREET HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollar amounts, except per share amounts, in millions)
Note 1 --Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Dun & Bradstreet Holdings, Inc. (formerly Star Intermediate I, Inc.) and its subsidiaries (‘‘we’’ ‘‘us’’ ‘‘our’’ or the ‘‘Company’’) were prepared in accordance with generally accepted accounting principles in the United States of America (‘‘GAAP’’). They should be read in conjunction with the consolidated financial statements and related notes, which appear in the consolidated financial statements for the year ended December 31, 2019, included in our final prospectus dated June 30, 2020 and filed with the Securities and Exchange Commission on July 2, 2020. The unaudited condensed consolidated financial statements for interim periods do not include all disclosures required by GAAP for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.

The Take-Private Transaction
On August 8, 2018, a consortium of investors formed a Delaware limited partnership, Star Parent, L.P. (‘‘Parent’’) and Star Merger Sub, Inc. (‘‘Merger Sub’’), and subsequently formed subsidiaries including Dun & Bradstreet Holdings, Inc., Star Intermediate II, LLC and Star Intermediate III, LLC. Also on August 8, 2018, The Dun & Bradstreet Corporation ("Dun & Bradstreet") entered into an Agreement and Plan of Merger (the ‘‘Merger Agreement’’) with Parent and Merger Sub. On February 8, 2019, pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Dun & Bradstreet with Dun & Bradstreet continuing as the surviving corporation. The transaction is referred to as the ‘‘Take-Private Transaction.’’ At the time of the Take-Private Transaction, Parent and its subsidiaries, including Dun & Bradstreet Holdings, Inc. were collectively controlled by Bilcar, LLC (‘‘Bilcar’’), Thomas H. Lee Partners, L.P. (‘‘THL’’), Cannae Holdings, Inc. (‘‘Cannae Holdings’’), Black Knight, Inc. (‘‘Black Knight’’) and CC Capital Partners LLC (‘‘CC Capital’’), collectively the ‘‘Investor Consortium.’’
The diagram below depicts the legal entity structure after the consummation of the Take-Private Transaction:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

The completion of the Take-Private Transaction resulted in the following:

•Parent issued 206,787.3617 Class A units for $2,048.4 million, net of equity syndication fee of $19.5 million, which was contributed to Dun & Bradstreet Holdings, Inc. In addition, Parent issued 6,817.7428 units of Class B and 32,987.0078 units of Class C profits interest.

•Dun & Bradstreet Holdings, Inc. issued 314,494,968 shares of common stock to Parent and 1,050,000 shares of Series A Preferred Stock for $1,028.4 million, net of issuance discount of $21.6 million.

•Merger Sub entered into a credit agreement for new senior secured credit facilities (the ‘‘New Senior Secured Credit Facilities’’). The New Senior Secured Credit Facilities provide for (i) a seven year senior secured term loan facility in an aggregate principal amount of $2,530.0 million (the ‘‘New Term Loan Facility’’), (ii) a five year senior secured revolving credit facility in an aggregate principal amount of $400 million (the ‘‘New Revolving Facility’’) and (iii) a 364-day repatriation bridge facility in an aggregate amount of $63.0 million. Also on February 8, 2019, Merger Sub issued $700.0 million in aggregate principal amount of 6.875% senior secured notes (the ‘‘New Senior Secured Notes’’) and $750.0 million in aggregate principal amount of Senior Unsecured Notes due 2027 (the ‘‘New Senior Unsecured Notes’’). See Note 5 for further discussion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

•The Company used the proceeds from the issuances of common and preferred shares and the debt financing to (i) finance and consummate the Take-Private Transaction and other transactions, including to fund nonqualified pension and deferred compensation plan obligations (ii) repay in full all outstanding indebtedness under Dun & Bradstreet’s then-existing senior secured credit facilities, (iii) fund the redemption and discharge of all of Dun & Bradstreet’s then-existing senior notes and (iv) pay related fees, costs, premiums and expenses in connection with these transactions.

•Merger Sub merged with and into D&B with D&B continuing as the surviving corporation.

As a result of the Take-Private Transaction on February 8, 2019, the merger was accounted for in accordance with ASC 805, ‘‘Business Combinations’’ (‘‘ASC 805’’), and Dun & Bradstreet Holdings, Inc. was determined to be the accounting acquirer. The accompanying condensed consolidated financial statements and information are presented on a Successor and Predecessor basis. References to Predecessor refer to the results of operations, cash flows and financial position of The Dun & Bradstreet Corporation and its subsidiaries prior to the closing of the Take-Private Transaction. References to Successor refer to the consolidated financial position of Dun & Bradstreet Holdings, Inc. and its subsidiaries as of June 30, 2020 and December 31, 2019, and the results of operations and cash flows of Dun & Bradstreet Holdings, Inc. and its subsidiaries for the three- month and six-month periods ended June 30, 2020, the three months ended June 30, 2019 and the period from January 1, 2019 to June 30, 2019. During the period from January 1, 2019 to February 7, 2019, Dun & Bradstreet Holdings, Inc. had no significant operations and limited assets and had only incurred transaction related expenses prior to the Take-Private Transaction. The Successor period includes the consolidated results of operations, cash flows and financial position of Dun & Bradstreet and its subsidiaries on and after February 8, 2019. The Predecessor and Successor consolidated financial information presented herein is not comparable primarily due to the impacts of the Take-Private Transaction including the application of acquisition accounting in the Successor financial statements as of February 8, 2019, as further described in Note 12, of which the most significant impacts are (i) the increased amortization expense for intangible assets, (ii) additional interest expense associated with debt financing arrangements entered into in connection with the Take-Private Transaction, (iii) higher non-recurring transaction costs and the pension settlement charge attributable to the Take-Private Transaction and (iv) a shorter Successor period for our International operations.
All intercompany transactions and balances have been eliminated in consolidation.
Since the Take-Private Transaction, management has made changes to transform our business. As a result, during the fourth quarter of 2019, we changed the composition of our reportable segments, the classification of revenue by solution set and our measure of segment profit (from operating income to adjusted EBITDA (see Note 15 for further discussion of adjusted EBITDA) in the information that we provide to our chief operating decision makers (CODMs) to better align with how they assess performance and allocate resources. Latin America Worldwide Network, which was previously included in the Americas reportable segment, is currently included in the International segment. Accordingly, prior period results have been recast to conform to the current presentation of segments, revenue by solution, and the measure of segment profit. These changes do not impact our consolidated results.
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the United Kingdom/Ireland ("U.K."), Greater China, India and indirectly through our Worldwide Network Alliances.
Except as described below, the unaudited condensed consolidated financial statements reflect results of the subsidiaries outside of North America for the three-month and six-month periods ended May 31 in order to facilitate the timely reporting of the unaudited condensed consolidated financial results and unaudited condensed consolidated financial position. For the period from January 1, 2019 to June 30, 2019 (Successor), the results of subsidiaries outside of North America are reflected for the period from February 8, 2019 through May 31, 2019. For the period from January 1 to February 7, 2019 (Predecessor), the results of subsidiaries outside of North America are reflected for the period from December 1, 2018 to January 7, 2019.
As a result of the lag reporting in the International segment, we excluded the revenue and expenses for the period of January 8, 2019 to February 7, 2019, (the "International lag adjustment"), in connection with the Take-Private Transaction on February 8, 2019.
Our unaudited condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting periods presented. Since early 2020, the novel coronavirus ("COVID-19") global pandemic has caused disruptions in the economy and volatility in the global financial markets. There is considerable uncertainty regarding its duration and the speed of recovery. The extent of the impact of the COVID-19 global pandemic on our operations and financial performance will depend on the effects on our clients and vendors, which are uncertain at this time and cannot be predicted. In addition, the pandemic may affect management's estimates and assumptions of variable consideration in contracts with clients as well as other estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions.
Note 2 --Recent Accounting Pronouncements
We consider the applicability and impact of all Accounting Standards Updates (“ASUs”) and applicable authoritative guidance. The ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our consolidated financial position, results of operations and/or cash flows.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract: Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements - a consensus of the EITF.” The standard aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Costs incurred during the planning and post implementation stages are typically expensed, while costs incurred during the development stage are typically capitalized. The capitalized implementation costs are to be expensed over the term of the hosting arrangement including renewal options to the extent those options are expected to be utilized. This update also requires the capitalized implementation costs to be presented in the consolidated financial statements consistent with the presentation of the ongoing fees and payments associated with the cloud arrangement. We adopted this update as of January 1, 2020 and applied its amendments prospectively to implementation costs incurred after the date of adoption. This update did not have a material effect on our unaudited condensed consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities measure credit losses in a manner similar to what is required under the existing guidance, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. We adopted this update as of January 1, 2020. This update did not have a material effect on our unaudited condensed consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740)." The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. We do not expect the adoption of this authoritative guidance to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-
General (Topic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans.” The standard amends ASC 715, “Compensation - Retirement Benefits,” to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amendments are to be applied retrospectively. The standard is effective for public business entities for fiscal years ending after December 15, 2020, and for all other entities for fiscal years ending after December 15, 2021. Early adoption is permitted. The adoption of this authoritative guidance will not have a material impact on our consolidated financial statements.
Note 3 -- Revenue

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2020 (Successor) is as follows:

	Rest of 2020	2021	2022	2023	2024	Thereafter	Total
Future revenue	$648.8	$650.6	$317.8	$142.9	$66.9	$249.0	$2,076.0

The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Contract Balances

	At June 30, 2020	At December 31, 2019
Accounts receivable, net	$246.2	$269.3
Short-term contract assets	$0.5	$1.0
Long-term contract assets	$1.0	$2.8
Short-term deferred revenue	$520.8	$467.5
Long-term deferred revenue	$11.8	$7.8

The increase in deferred revenue of $57.3 million from December 31, 2019 to June 30, 2020 was primarily due to cash payments received or due in advance of satisfying our performance obligations, and the decrease of the purchase accounting fair value adjustments from our Take-Private Transaction in February 2019, largely offset by approximately $404.5 million of revenues recognized that were included in the deferred revenue balance at December 31, 2019.

The decrease in contract assets of $2.3 million is primarily due to $3.2 million of contract assets included in the balance at January 1, 2020 that were reclassified to receivables when they became unconditional, largely offset by new contract assets recognized in the period, net of new amounts reclassified to receivables.
Assets Recognized for the Costs to Obtain a Contract
Commission assets, net of accumulated amortization included in deferred costs, were $61.5 million and $47.0 million as of June 30, 2020 and December 31, 2019, respectively.
The amortization of commission assets is as follows:

Period	Amortization
Three months ended June 30, 2020 (Successor)	$4.0
Six months ended June 30, 2020 (Successor)	$7.2
Three months ended June 30, 2019 (Successor)	$0.8
Period from January 1 to June 30, 2019 (Successor)	$0.9
Period from January 1 to February 7, 2019 (Predecessor)	$3.2

Note 4 -- Restructuring Charge

We incurred restructuring charges (which generally consist of employee severance and termination costs, and contract terminations). These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

Three Months Ended June 30, 2020 (Successor) vs. Three Months Ended June 30, 2019 (Successor)
We recorded a restructuring charge of $6.8 million for the three months ended June 30, 2020 (Successor). This charge consists of:

•Severance costs of $4.2 million under ongoing benefit arrangements. Approximately 60 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2020. The cash payments for these employees will be substantially completed by the end of the fourth quarter of 2020; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $2.6 million
We recorded a restructuring charge of $17.4 million for the three months ended June 30, 2019 (Successor). This charge consists of:

•Severance costs of $10.7 million under ongoing benefit arrangements. Approximately 190 employees were impacted and exited the Company by the end of the second quarter of 2019. The cash payments for these employees were substantially completed by the end of the first quarter of 2020; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $6.7 million.

Six Months Ended June 30, 2020 (Successor) vs. Six Months Ended June 30, 2019 (Successor) and Period from January 1, 2019 to February 7, 2019 (Predecessor)
We recorded a restructuring charge of $11.3 million for the six months ended June 30, 2020 (Successor). This charge consists of:

•Severance costs of $6.2 million under ongoing benefit arrangements. Approximately 100 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2020. The cash payments for these employees will be substantially completed by the end of the fourth quarter of 2020; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $5.1 million.

We recorded a restructuring charge of $35.9 million for the six months ended June 30, 2019 (Successor) and $0.1 million for the period from January 1, 2019 to February 7, 2019 (Predecessor). These charges consist of:

•Severance costs of $27.8 million (Successor) and $0.1 million (Predecessor) under ongoing benefit arrangements. Approximately 380 employees were impacted and exited the Company by the end of the second quarter of 2019. The cash payments for these employees were substantially completed by the end of the first quarter of 2020; and

•Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $8.1 million (Successor).

        The following tables set forth the restructuring reserves and utilization for the three months ended March 31, 2020 and June 30, 2020 (Successor), for the period from January 1, 2019 to February 7, 2019 (Predecessor), for the period from January 1, 2019 to March 31, 2019 (Successor), and the three months ended June 30, 2019 (Successor):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

	Severance and Termination	Contract Termination and Other Exit Costs	Total
Successor:
Balance remaining as of December 31, 2019	$6.3	$4.8	$11.1
Charge taken during first quarter 2020	2.0	—	2.0
Payments made during first quarter 2020	(4.8)	(1.4)	(6.2)
Balance remaining as of March 31, 2020	$3.5	$3.4	$6.9
Charge taken during second quarter 2020	4.2	0.4	4.6
Payments made during second quarter 2020	(3.7)	(0.7)	(4.4)
Balance remaining as of June 30, 2020	$4.0	$3.1	$7.1

	Severance and Termination	Contract Termination and Other Exit Costs	Total
Predecessor:
Balance remaining as of December 31, 2018	$4.7	$2.9	$7.6
Charge taken from January 1 to February 7, 2019	0.1	—	0.1
Payments made through February 7, 2019	(1.6)	(0.5)	(2.1)
Reclassification related to leases pursuant to the adoption of Topic 842	—	(2.4)	(2.4)
Balance remaining as of February 7, 2019	$3.2	$—	$3.2

Successor:
Balance as of December 31, 2018	$—	$—	$—
Impact of purchase accounting	3.2	—	3.2
Charge taken during the first quarter 2019	17.1	1.4	18.5
Payments made during first quarter 2019	(4.0)	(0.7)	(4.7)
Balance remaining as of March 31, 2019	$16.3	$0.7	$17.0
Charge taken during the second quarter 2019	10.7	6.7	17.4
Payments made during second quarter 2019	(11.1)	(0.7)	(11.8)
Balance remaining as of June 30, 2019	$15.9	$6.7	$22.6

Note 5 -- Notes Payable and Indebtedness

Successor Debt

In connection with the Take-Private Transaction on February 8, 2019, the Company entered into a credit agreement governing its new senior secured credit facilities (the “New Senior Secured Credit Facilities”). The New Senior Secured Credit Facilities provided for (i) a seven year senior secured term loan facility in an aggregate principal amount of $2,530 million (the “New Term Loan Facility”), (ii) a five year senior secured revolving credit facility in an aggregate principal amount of $400 million (the “New Revolving Facility”) and (iii) a 364-day repatriation bridge facility in an aggregate amount of $63 million (the "New Repatriation Bridge Facility"). The closing of the New Senior Secured Credit facility was conditional on the redemption of the Predecessor debt. Also on February 8, 2019, Merger Sub, which was merged into Dun & Bradstreet upon the closing of the Take-Private Transaction, issued $700 million in aggregate principal amount of 6.875% senior secured notes due 2026 (the "New Senior Secured Notes") and $750 million in aggregate principal amount of 10.250% senior unsecured notes due 2027 (the "New Senior Unsecured Notes"). Together with the equity contributions from the investors, the proceeds from these financing transactions were used to (i) finance and consummate the Take-Private Transaction and other transactions, including to fund nonqualified pension and deferred compensation plan obligations (ii) repay in full all outstanding

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

indebtedness under the Company's then-existing senior secured credit facilities, (iii) fund the redemption and discharge of all of the Company’s then-existing senior notes and (iv) pay related fees, costs, premiums and expenses in connection with these transactions.
In connection with the initial public offering ("IPO") transaction (see Note 18), as of June 30, 2020 we committed to repay and subsequent thereto repaid $300 million in aggregate principal amount of our 10.250% Senior Unsecured Notes outstanding due 2027. As of June 30, 2020, we classified and reported the repayment portion within “Short-term debt.” As a result, the associated deferred debt issuance costs and discount of $10.5 million were expensed as of June 30, 2020. In addition, we were required to pay a premium of $30.8 million related to the repayment, which was accrued within “Other accrued and current liabilities” as of June 30, 2020. The associated expense was reported within “Non-operating income (expense) – net,” for the three and six months ended June 30, 2020.

Our borrowings are summarized in the following table:

		June 30, 2020			At December 31, 2019
	Maturity	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value
Debt Maturing Within One Year:
10.250% New Senior Unsecured Notes (1)		$300.0	$—	$300.0	$—	$—	$—
New Repatriation Bridge Facility (1)	February 7, 2020	—	—	—	63.0	0.1	62.9
New Term Loan Facility (1)		25.3	—	25.3	19.0	—	19.0
Total short-term debt		$325.3	$—	$325.3	$82.0	$0.1	$81.9

Debt Maturing After One Year:
New Term Loan Facility (1)	February 8, 2026	$2,498.4	$84.6	$2,413.8	$2,511.0	$98.3	$2,412.7
New Revolving Facility (1) (2)	February 8, 2024	87.5	—	87.5	—	—	—
6.875% New Senior Secured Notes (1)	August 15, 2026	700.0	14.8	685.2	700.0	15.8	684.2
10.250% New Senior Unsecured Notes (1)	February 15, 2027	450.0	15.7	434.3	750.0	28.0	722.0
Total long-term debt		$3,735.9	$115.1	$3,620.8	$3,961.0	$142.1	$3,818.9
Total debt		$4,061.2	$115.1	$3,946.1	$4,043.0	$142.2	$3,900.8
*Represents unamortized portion of debt issuance costs and discounts.
(1) The New Senior Secured Credit Facilities and Successor notes contain certain covenants that limit our ability to incur additional indebtedness and guarantee indebtedness, create liens, engage in mergers or acquisitions, sell, transfer or otherwise dispose of assets, pay dividends and distributions or repurchase capital stock, prepay certain indebtedness and make investments, loans and advances. We were in compliance with these non-financial covenants at June 30, 2020 and December 31, 2019.
(2) The New Revolving Facility contains a springing financial covenant requiring compliance with a maximum ratio of first lien net indebtedness to consolidated EBITDA of 6.75. The financial covenant applies only if the aggregate principal amount of borrowings under the New Revolving Facility and certain outstanding letters of credit exceed 35% of the total amount of commitments under the New Revolving Facility on the last day of any fiscal quarter. The financial covenant did not apply at June 30, 2020 and December 31, 2019.

New Senior Secured Credit Facilities

Borrowings under the New Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin over a LIBOR rate for the interest period relevant to such borrowing, subject to interest rate floors, and they are secured by substantially all of the Company’s assets.
Other details of the New Senior Secured Credit Facilities:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

•As required by the credit agreement, beginning June 30, 2020, the principal amount of the New Term Loan Facility will begin to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026. Debt issuance costs of $62.1 million and discount of $50.6 million were recorded as a reduction of the carrying amount of the New Term Loan Facility and are being amortized over the term of the facility. The margin to LIBOR was 500 basis points initially. On February 10, 2020, an amendment was made to the credit agreement, specifically related to the New Term Loan Facility, which reduced the margin to LIBOR to 400 basis points. The maturity date for the New Term Loan Facility remains February 8, 2026 and no changes were made to the financial covenants or scheduled amortization. Subsequent to the IPO transaction, the spread was further reduced by 25 basis points to 375 basis points. The interest rate associated with the outstanding balances of the New Term Loan Facility at June 30, 2020 and December 31, 2019 were 4.184% and 6.792%, respectively. In connection with the term loan repricing, we incurred $0.8 million of third-party fees and wrote off $6.2 million of deferred debt issuance costs and discount related to changes in syndicated lenders. Both were recorded and reflected within “Other income (expense)-net” for the six months ended June 30, 2020.
•The New Revolving Facility provides for up to $400 million of revolving extensions of credit outstanding at any time until maturity on February 8, 2024. Debt issuance costs of $9.6 million were included in "Other Non-Current Assets" on the consolidated balance sheet and will be amortized over the term of the New Revolving Facility. The margin to LIBOR is 350 basis points. Subsequent to the IPO transaction, the spread was reduced by 25 basis points to 325 basis points. The interest rate associated with the outstanding balance of the New Revolving Facility at June 30, 2020 was 3.604%.
•The New Repatriation Bridge Facility matured on February 7, 2020. Debt issuance costs of $1.5 million were recorded as a reduction of the carrying amount of the New Repatriation Bridge Facility and were amortized over the term of the New Repatriation Bridge Facility. The margin to LIBOR was 350 basis points. The interest rate associated with the Repatriation Bridge Facility at December 31, 2019 was 5.292%. The outstanding balance of the New Repatriation Bridge Facility was fully repaid in February 2020.
New Senior Notes

Debt issuance costs of $17.9 million and $31.6 million related to the 6.875% New Senior Secured Notes and the 10.250% New Senior Unsecured Notes, respectively, were recorded as a reduction of the carrying amount of the notes and will be amortized over the respective contractual term of the notes. The New Senior Secured Notes and the New Senior Unsecured Notes may be redeemed at our option, in whole or in part, following specified events and on specified redemption dates and at the redemption prices specified in the indenture governing the New Senior Secured Notes and the New Senior Unsecured Notes.
The scheduled maturities and interest payments for our total debt outstanding as of June 30, 2020, reflecting the 40% redemption of the 10.250% Senior Unsecured Notes and the interest rate reduction discussed above, are as follows:

	Rest of 2020	2021	2022	2023	2024	Thereafter	Total
Principal	$312.7	$25.3	$25.3	$25.3	$112.8	$3,559.8	$4,061.2
Interest	110.0	195.0	194.1	193.1	189.5	315.3	1,197.0
Total Debt	$422.7	$220.3	$219.4	$218.4	$302.3	$3,875.1	$5,258.2

Retired Predecessor Debt
In connection with the Take-Private Transaction, we repaid in full all outstanding indebtedness under the Predecessor Term Loan Facility and Revolving Credit Facility and funded the redemption and discharge of the Predecessor senior notes, inclusive of a make-whole payment of $25.1 million, which was considered in our determination of the acquisition date fair value of the Predecessor senior notes as part of purchase accounting. Total unamortized debt issuance costs and discount of $6.6 million related to the Predecessor Term Loan Facility and Revolving Credit Facility were allocated zero value as part of purchase accounting. The weighted average interest rate associated with the outstanding balances related to the Predecessor

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

Revolving Credit Facility prior to retirement as of February 7, 2019 was 3.66%. The interest rate associated with the outstanding balances related to the Predecessor Term Loan Facility prior to retirement as of February 7, 2019 was 4.00%.
A short-term obligation that will be refinanced with successive short-term obligations may be classified as non-current as long as the cumulative period covered by the financing agreement is uninterrupted and extends beyond one year. Accordingly, the outstanding balances associated with the revolving credit facility were classified as “Long-Term Debt” as of June 30, 2020 and December 31, 2019 (Successor), excluding outstanding borrowings that were subsequently repaid utilizing operating funds.
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $0.9 million at June 30, 2020 and $1.0 million at December 31, 2019 (Successor).
On April 20, 2018, we entered into three-year interest rate swaps with an aggregate notional amount of $300 million in year 1, $214 million in year 2 and $129 million in year 3. The objective of the swaps is to mitigate the variation of future cash flows from changes in the floating interest rates on our existing debt. See Note 10 to our condensed consolidated financial statements.

Note 6 -- Other Assets and Liabilities

Other Non-Current Assets

	June 30, 2020	December 31, 2019
Right of use assets	78.3	87.9
Prepaid pension assets	14.7	9.9
Investments	26.8	23.7
Other non-current assets	10.9	13.1
Total	130.7	134.6

Other Accrued and Current Liabilities:

	June 30, 2020	December 31, 2019
Restructuring accruals	$7.1	$11.1
Operating expenses accruals	57.4	58.7
Accrued interest expense	47.5	49.3
Short term lease liability	23.3	22.4
Other accrued liabilities (1)	56.2	25.8
Total	$191.5	$167.3

(1) Increase was primarily related to the premium fees associated with the early redemption of 40% of the outstanding Senior Unsecured Notes balances in connection with the IPO transaction

Other Non-Current Liabilities:

	June 30, 2020	December 31, 2019
Deferred revenue - long term	$11.8	$7.8
U.S. tax liability associated with the 2017 Act	49.8	55.0
Long term lease liability	62.4	71.2
Other	7.1	3.7
Total	$131.1	$137.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

Note 7 -- Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation and regulatory matters related to our operations, such as claims brought by our clients in connection with commercial disputes, defamation claims by subjects of our reporting, and employment claims made by our current or former employees, some of which include claims for punitive or exemplary damages. Our ordinary course litigation may also include class action lawsuits, which make allegations related to various aspects of our business. From time to time, we are also subject to regulatory investigations or other proceedings by state and federal regulatory authorities, some of which take the form of civil investigative demands or subpoenas. Some of these regulatory inquiries may result in the assessment of fines for violations of regulations or settlements with such authorities requiring a variety of remedies. We believe that none of these actions depart from customary litigation or regulatory inquiries incidental to our business.
We review lawsuits and other legal and regulatory matters (collectively "legal proceedings") on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable.
While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
Ellis v. Dun and Bradstreet, U.S. District Court for the Central District of California
On December 6, 2018, the Company was served with a complaint, captioned Dr. Jonathan C. Ellis v. Dun and Bradstreet, Inc. (the “Complaint”). The Complaint alleges that in or about April 2018, the Dun & Bradstreet report on Doheny Endosurgical Center, which is owned by the plaintiff, was updated to incorrectly include a reference to a Dr. Jonathon Ellis, who was charged with criminal activity relating to a minor. The Complaint contains two causes of action, libel per se and false light invasion of privacy, and seeks compensatory and punitive damages. Dun & Bradstreet filed its Answer to the Complaint on January 17, 2019 and a motion to strike the complaint under California’s anti-SLAPP statute, Cal. Civ. Proc. Code § 425.16 on February 27, 2019. After the parties conducted discovery limited to the issues raised by the motion and finalized briefing on the motion, the Court held a hearing on October 2, 2019, ordered the parties to provide supplemental briefing, and on November 20, 2019, entered an order denying the anti-SLAPP motion. Dun & Bradstreet filed a notice of interlocutory appeal of the decision on December 4, 2019, and the opening appeal brief is presently due on September 14, 2020. On May 28, 2020, the parties engaged in a mediation via videoconference before a Ninth Circuit mediator assigned to the case, but the case did not resolve; however, on June 30, 2020, the parties reached an oral agreement in principle to resolve the action, which is subject to the negotiation and execution of a written settlement agreement. Based on settlement discussions, a reserve has been accrued by the Company for this matter in the consolidated financial statements. The amount of such reserve is not material to the Company’s financial statements. Because of the pending appeal and because the parties have engaged in only limited discovery on discrete issues, we do not have sufficient information upon which to determine that any additional loss in connection with this matter is probable, reasonably possible or estimable.
In addition, in the normal course of business, and including without limitation, our merger and acquisition activities, strategic relationships and financing transactions, the Company indemnifies other parties, including clients, lessors and parties to other transactions with the Company, with respect to certain matters. We have agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or arising out of other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. The Company has also entered into indemnity obligations with its officers and directors.
Additionally, in certain circumstances, the Company issues guarantee letters on behalf of our wholly owned subsidiaries for specific situations. It is not possible to determine the maximum potential amount of future payments under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Dun & Bradstreet under these agreements have not had a material impact on the consolidated financial statements.
Note 8 -- Income Taxes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

In response to liquidity issues that businesses are facing as a result of the COVID-19 pandemic, The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act” or the “Act”) was signed into law on March 27, 2020 by the U.S. government. The Act provides for a five-year carryback of federal net operating losses generated in tax years beginning in 2018, 2019, or 2020. In addition, the Act temporarily increases the deductible interest expense, for tax years beginning in 2019 and 2020. See further discussion below.
The effective tax rate for the three months ended June 30, 2020 (Successor) was 13.6%, reflecting a tax benefit of $27.5 million on a pre-tax loss of $201.9 million, compared to 26.7% for the three months ended June 30, 2019, reflecting a tax benefit of $23.1 million on a pre-tax loss of $86.4 million. The lower effective tax rate for the three months ended June 30, 2020 compared to the prior year period was primarily due to the non-deductible expense associated with the fair value adjustment related to the Series A Preferred Stock make-whole derivative liability.

The effective tax rate for the six months ended June 30, 2020 (Successor) was 50.2%, reflecting a tax benefit of $101.8 million on a pre-tax loss of $202.9 million, compared to 18.0% for the period from January 1, 2019 to June 30, 2019 (Successor), reflecting a tax benefit of $60.1 million on a pre-tax loss of $333.1 million, and 26.7% for the period from January 1, 2019 to February 7, 2019 (Predecessor), reflecting a tax benefit of $27.5 million on a pre-tax loss of $102.8 million. The effective tax rate for the six months ended June 30, 2020 (Successor) was positively impacted by the $53.7 million net benefit resulting from the enactment of the Act which allows for the carryback of U.S. net operating losses arising in 2018, 2019 or 2020 to each of the five preceding years for which the corporate tax rate for certain years was 35% (periods prior to 2018), as compared to the current 21% tax rate. The aforementioned benefit was partially offset by the impact of non-deductible expense associated with the fair value adjustment related to the Series A Preferred Stock make-whole derivative liability. The effective rate for both the period from January 1, 2019 to June 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), was negatively impacted by non-deductible transaction costs incurred as part of the Take-Private Transaction, partially offset by the excess tax benefit related to the acceleration of the vesting of equity-based awards in connection with the Take-Private Transaction for the period January 1, 2019 to February 7, 2019 (Predecessor).

Note 9 -- Pension and Postretirement Benefits
Net Periodic Pension Cost
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans					Postretirement Benefit Obligations
	Three-Month Period		Six-Month Period			Three-Month Period		Six-Month Period

	Successor				Predecessor	Successor				Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
Components of net periodic cost (income):
Service cost	$0.5	$0.4	$0.9	$0.6	$0.3	$—	$—	$—	$—	$—
Interest cost	10.4	13.1	20.9	20.4	6.8	—	0.1	—	0.1	—
Expected return on plan assets	(21.8)	(23.3)	(43.7)	(36.2)	(10.6)	—	—	—	—	—
Amortization of Prior Service Cost (Credit)	—	—	—	—	—	(0.1)	—	(0.2)	—	(0.1)
Recognized actuarial loss (gain)	—	—	—	—	4.0	—	—	—	—	(0.1)
Net periodic cost (income)	$(10.9)	$(9.8)	$(21.9)	$(15.2)	$0.5	$(0.1)	$0.1	$(0.2)	$0.1	$(0.2)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

In connection with the Take-Private Transaction, a change in control was triggered for a portion of our U.S. Non-Qualified Plans upon shareholder approval of the transaction on November 7, 2018 and a settlement payment of $190.5 million was made in January 2019. For the remainder of the U.S. Non-Qualified Plans, a change in control was triggered upon the close of the transaction on February 8, 2019 and a settlement payment of $105.9 million was made in March 2019, effectively settling our U.S. Non-Qualified Plan obligation. As a result, we recorded a settlement charge of $85.8 million in the period from January 1, 2019 to February 7, 2019 (Predecessor).
Also in connection with the Take-Private Transaction, we have remeasured our global pension and postretirement plans on February 8, 2019 to recognize as part of the transaction an asset or a liability representing the funded status of each of the plans. The unrecognized actuarial losses or gains were set to zero as of February 8, 2019 as a result of purchase accounting.
Note 10 -- Financial Instruments
We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use foreign exchange forward and option contracts to hedge certain short-term foreign currency denominated loans and third-party and intercompany transactions. We may also use foreign exchange forward contracts to hedge our net investments in our foreign subsidiaries. In addition, we may use interest rate derivatives to hedge a portion of the interest rate exposure on our outstanding debt or in anticipation of a future debt issuance, as discussed under “Interest Rate Risk Management” below.
We do not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge in accordance with hedge accounting guidelines, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at June 30, 2020 and December 31, 2019, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at June 30, 2020 and December 31, 2019, because we sell to a large number of clients in different geographical locations and industries.
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a practice that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet.
We use interest rate swaps to manage the impact of interest rate changes on our earnings. Under the swap agreements, we make monthly payments based on the fixed interest rate and receive monthly payments based on the floating rate. The objective of the swaps is to mitigate the variation of future cash flows from changes in the floating interest rates on our existing debt. For further detail of our debt, see Note 5. The swaps are designated and accounted for as cash flow hedges. Changes in the fair value of the hedging instruments are recorded in Other Comprehensive Income (Loss) and reclassified to earnings in the same line item associated with the hedged item when the hedged item impacts earnings.
The notional amount of the interest rate swap was $129.0 million at June 30, 2020 and $214.0 million at December 31, 2019.
Foreign Exchange Risk Management
Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. From time to time, we follow a practice of hedging certain balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We may use short-term, foreign exchange forward and, from time to time, option contracts to execute our hedging strategies. Typically, these contracts have maturities of 12 months or less. These contracts are denominated primarily in the British pound sterling, the Euro, the Singapore dollar and the Hong Kong dollar. The gains and losses on the forward contracts associated with our balance sheet positions are recorded in “Other Income (Expense) – Net” in the consolidated statements of operations and comprehensive income (loss) and are essentially offset by the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

losses and gains on the underlying foreign currency transactions. Our foreign exchange forward contracts are not designated as hedging instruments under authoritative guidance.
In prior years, to decrease earnings volatility, we hedged substantially all our intercompany balance positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. Beginning in the third quarter of 2019, certain balance sheet positions were no longer being hedged in order to reduce the volatility of cash flows required to settle these forward contracts. However, starting in the third quarter of 2020, we resumed our practice of hedging substantially all our intercompany balance positions. The underlying transactions and the corresponding foreign exchange forward contracts are marked to market at the end of each quarter and the fair value impacts are reflected within the consolidated financial statements.
As of June 30, 2020 and December 31, 2019, the notional amounts of our foreign exchange contracts were $102.4 million and $152.0 million, respectively.
Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$—	Other Current Assets	$—	Other Accrued & Current Liabilities	$2.6	Other Accrued & Current Liabilities	$1.9
Total Derivatives designated as hedging instruments		$—		$—		$2.6		$1.9
Derivatives not designated as hedging instruments
Make-whole derivative liability	Other Current Assets	$—	Other Current Assets	$—	Make-whole derivative liability	$205.2	Make-whole derivative liability	$172.4
Foreign exchange forward contracts	Other Current Assets	0.6	Other Current Assets	1.6	Other Accrued & Current Liabilities	2.3	Other Accrued & Current Liabilities	2.6
Total derivatives not designated as hedging instruments		$0.6		$1.6		$207.5		$175.0
Total Derivatives		$0.6		$1.6		$210.1		$176.9

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Three-Month Period
	Successor			Successor			Successor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019		Three Months Ended June 30, 2020	Three Months Ended June 30, 2019		Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Interest Contracts	$0.7	$(1.5)	Interest Expense	$(0.8)	$(0.1)	Interest Expense	$(0.8)	$(0.1)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income			Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Six-Month Period
	Successor		Predecessor		Successor		Predecessor		Successor		Predecessor
	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019		Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019		Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
Interest Contracts	$(0.7)	$(2.2)	$—	Interest Expense	$(1.3)	$(0.1)	$—	Interest Expense	$(1.3)	$(0.1)	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three-Month Period		Six-Month Period

		Successor				Predecessor
		Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
Make-whole derivative liability	Non-Operating Income (Expenses) – Net	$(102.6)	$—	$(32.8)	$—	$—
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$(0.7)	$(6.1)	$(0.7)	$(4.6)	$1.8

Fair Value of Financial Instruments
Our financial assets and liabilities that are reflected in the consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term borrowings and long-term borrowings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

The following table summarizes fair value measurements by level at June 30, 2020 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at June 30, 2020
Assets:
Cash equivalents (1)	$3.2	$—	$—	$3.2
Other current assets:
Foreign exchange forwards (2)	$—	$0.6	$—	$0.6
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$2.3	$—	$2.3
Swap arrangements (3)	$—	$2.6	$—	$2.6
Make-whole derivative liability (4)	$—	$—	$205.2	$205.2
The following table summarizes fair value measurements by level at December 31, 2019 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2019
Assets:
Cash equivalents (1)	$4.1	$—	$—	$4.1
Other current assets:
Foreign exchange forwards (2)	$—	$1.6	$—	$1.6
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$2.6	$—	$2.6
Swap arrangements (3)	$—	$1.9	$—	$1.9
Make-whole derivative liability (4)	$—	$—	$172.4	$172.4
(1)The carrying value of cash equivalents represents fair value as they consist of highly liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.
(2)Primarily represents foreign currency forward contracts. Fair value is determined based on observable market data and considers a factor for nonperformance in the valuation.
(3)Represents interest rate swap agreements. Fair value is determined based on observable market data.
(4)Represents estimated fair value related to the make-whole provision associated with the Series A Preferred Stock based on level III market data.
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for the six months ended June 30, 2020 (Successor), the period from January 1, 2019 to June 30, 2019 (Successor), and the period from January 1, 2019 to February 7, 2019 (Predecessor).
At June 30, 2020 and December 31, 2019, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

	Balance at
	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term and Long-term Debt (1)	$1,419.5	$1,645.0	$1,469.1	$1,811.8
New Revolving Facility	$87.5	$85.5	$—	$—
New Term Loan Facility (2)	$2,439.1	$2,456.2	$2,431.7	$2,456.3
(1) Includes New Senior Notes (short-term and long-term) at June 30, 2020 and New Senior Notes (long-term) and New Repatriation Bridge Facility (short-term) at December 31, 2019.
(2) Includes short-term and long-term portions of the New Term Loan Facility.
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges and for acquisition accounting in accordance with the guidance in ASC 805 "Business Combinations."
Note 11 -- Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Predecessor:
Balance, December 31, 2018	$(235.5)	$(818.3)	$(0.3)	$(1,054.1)
Other comprehensive income (loss) before reclassifications	5.7	62.6	(0.1)	68.2
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	2.8	—	2.8
Balance, February 7, 2019	$(229.8)	$(752.9)	$(0.4)	$(983.1)

Successor:
Balance, January 1, 2019	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(16.8)	—	(1.6)	(18.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	—
Balance, June 30, 2019	$(16.8)	$—	$(1.6)	$(18.4)

Balance, January 1, 2020	$(6.6)	$(15.8)	$(1.1)	$(23.5)
Other comprehensive income (loss) before reclassifications	(13.7)	—	(0.5)	(14.2)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(0.1)	—	(0.1)
Balance, June 30, 2020	$(20.3)	$(15.9)	$(1.6)	$(37.8)

The following table summarizes the reclassifications out of AOCI:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income (Loss) is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
		Successor				Predecessor
		Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
Defined Benefit Pension Plans:
Amortization of prior service costs	Other Income (Expense)- Net	$—	$—	$(0.1)	$—	$(0.1)
Amortization of actuarial gain/loss	Other Income (Expense) - Net	—	—	—	—	3.9
Total before tax		—	—	(0.1)	—	3.8
Tax benefit (expense)		—	—	—	—	(1.0)
Total after tax		—	—	(0.1)	—	2.8
Total reclassifications for the period, net of tax		$—	$—	$(0.1)	$—	$2.8

Note 12 -- Take-Private Transaction

On August 8, 2018, Dun & Bradstreet entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parent and Merger Sub. On February 8, 2019, pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Dun & Bradstreet with Dun & Bradstreet continuing as the surviving corporation. Investors of Merger Sub believe that Dun & Bradstreet’s strong market position and financial performance can be further reinforced by executing additional growth initiatives and implementing cost saving initiatives.
The Take-Private Transaction was funded through $3,076.8 million of cash from the issuance of common and preferred shares, as well as $4,043.0 million borrowings from notes issuance and Credit Facilities (see Note 5 for further discussion). The net proceeds were used to (i) finance the consummation of the Take-Private Transaction, (ii) repay in full all outstanding indebtedness under Dun & Bradstreet’s then-existing credit facilities, (iii) fund the redemption of all Dun & Bradstreet’s then-existing senior notes and (iv) pay related fees, costs, premiums and expenses in connection with these transactions.
Upon the close of the Take-Private Transaction, each share of common stock of Dun & Bradstreet, formerly publicly-traded under the symbol of “DNB”, was cancelled and converted into the right to receive $145.00 in cash, without interest and subject to any applicable withholding taxes. In addition, each then-outstanding stock option and restricted stock units of Dun & Bradstreet, whether vested or unvested, was cancelled and converted into the right to receive $145.00 in cash, less applicable exercise price, without interest.
On February 8, 2019, as required by the related change in control provision in the following agreements, the Company repaid in full the outstanding borrowings under the then-existing Revolving Five-Year Credit Agreement and the Term Loan Credit Agreement, both dated as of June 19, 2018. In addition, on February 8, 2019, notices of full redemption with respect to the Company’s (i) 4.00% Senior Notes due 2020 (the “2020 Notes”), in an aggregate principal amount of $300 million, and (ii) 4.37% Senior Notes due 2022 (the “2022 Notes” and, together with the 2020 Notes, the “Existing Notes”), in an aggregate principal amount of $300 million, were delivered to the respective holders thereof, notifying those holders of the redemption of the entire outstanding aggregate principal amount of each series of Existing Notes on March 10, 2019.
The merger was accounted for in accordance with ASC 805, and the Company was determined to be the accounting acquiror.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

The Take-Private Transaction was valued at $6,068.7 million of which $5,431.2 million was paid to acquire Dun & Bradstreet’s common stock, including stock options and restricted stock units, based on $145.00 per share and $637.5 million was paid to extinguish the then-existing debt on and following the Take-Private Transaction closing date. Assets and liabilities were recorded at the estimated fair value at the Take-Private Transaction closing date.
Transaction costs incurred by the Predecessor of $52.0 million were included in Selling and Administrative Expenses of Predecessor’s results of operations for the period from January 1, 2019 to February 7, 2019. Transaction costs of $147.4 million incurred by Merger Sub were included in Selling and Administrative Expenses of Successor’s results of operations for the period from January 1, 2019 to March 31, 2019. Successor’s accumulated deficit as of December 31, 2018 includes approximately $13 million related to Merger Sub’s transaction costs incurred in 2018.
The table below reflects the purchase price related to the acquisition and the resulting purchase allocation:

	Weighted Average Amortization Period (years)	Initial Purchase Price Allocation	Measurement Period Adjustments	Purchase Price Allocation at December 31, 2019
Cash		$117.7	$—	$117.7
Accounts receivable		267.8	(1.7)	266.1
Other current assets		46.8	(0.4)	46.4
Total current assets		432.3	(2.1)	430.2
Intangible assets:
Customer relationships	16.9	2,589.0	(200.5)	2,388.5
Partnership agreements	14.3	—	230.3	230.3
Computer software	7.8	376.0	—	376.0
Database	17	1,769.0	(47.0)	1,722.0
Trademark	Indefinite	1,200.8	75.0	1,275.8
Goodwill		2,797.6	(10.0)	2,787.6
Property, plant & equipment		30.3	—	30.3
Right of use asset		103.9	7.4	111.3
Other		34.4	(0.1)	34.3
Total assets acquired		$9,333.3	$53.0	$9,386.3

Accounts payable		$74.2	$—	$74.2
Deferred revenue		398.4	(0.6)	397.8
Accrued liabilities		240.1	(2.3)	237.8
Short-term pension and other accrued benefits		106.0	—	106.0
Other current liabilities		41.1	4.7	45.8
Total current liabilities		859.8	1.8	861.6
Long-term pension and postretirement obligations		213.6	7.4	221.0
Deferred tax liability		1,388.3	(7.7)	1,380.6
Long-term debt		625.1	—	625.1
Other liabilities		161.0	8.0	169.0
Total liabilities assumed		3,247.8	9.5	3,257.3
Non-controlling interest		16.8	43.5	60.3
Less: debt repayment		637.5	—	637.5
Amounts paid to equity holders		$5,431.2	$—	$5,431.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

The fair value of the customer relationships and partnership agreements intangible assets were determined by applying the income approach through a discounted cash flow analysis, specifically a multi-period excess earnings method. The valuation was based on the present value of the net earnings attributable to the measured assets.
The computer software intangible asset represents our data supply and service platform to deliver customer services and solutions. The fair value of this intangible asset was determined by the cost replacement approach.
Trademark intangible asset represents our Dun & Bradstreet brand. Database represents our global proprietary market leading database. We applied the income approach to value trademark and database intangible assets, specifically, a relief from royalty method. The valuation was based on the present value of the net earnings attributable to the measured asset.
The fair value of the deferred revenue was determined based on estimated direct costs to fulfill the related obligations, plus a reasonable profit margin based on selected peer companies’ margins as a benchmark.
The fair values of the acquired assets and liabilities were subject to change within the one-year measurement period. We obtained information to determine the fair values of the net assets acquired at the acquisition date during the measurement period. Since the initial valuation reflected in our financial results as of March 31, 2019, we have allocated goodwill and intangible assets between our North America and International segments, as well as among reporting units based on their respective projected cash flows. In addition, we recorded adjustments to the deferred tax liability reflecting the allocation of intangible assets between segments. The above measurement period adjustments to the preliminary valuation of assets and liabilities resulted in a net reduction of goodwill of $10.0 million during 2019. We have completed the purchase accounting process as of December 31, 2019.
The value of the goodwill is primarily related to the expected cost savings and growth opportunity associated with product development. The intangible assets, with useful lives from 8 to 17 years, are being amortized over a weighted-average useful life of 16.5 years. The customer relationship and database intangible assets are amortized using an accelerating method. Computer software and partnership agreements intangible assets are amortized using a straight-line method. The amortization methods reflect the timing of the benefits derived from each of the intangible assets.
The goodwill acquired is not deductible for tax purposes.
Unaudited Pro Forma Financial Information
The following pro forma statement of operations data presents the combined results of the Company and its acquisition of Dun & Bradstreet, assuming the acquisition completed on February 8, 2019 had occurred on January 1, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Reported revenue (Successor)	$398.9	$573.0
Dun & Bradstreet pre-acquisition revenue	—	178.7
Deferred revenue fair value adjustment	38.6	60.1
Pro forma revenue	$437.5	$811.8

Reported net income (loss) attributable to Dun & Bradstreet Holdings, Inc.(Successor)	$(94.0)	$(321.9)
Dun & Bradstreet pre-acquisition net income (loss)	—	(75.6)
Pro forma adjustments - net of income tax (1):
Deferred revenue fair value adjustment	30.0	46.7
Incremental amortization of intangibles	(6.8)	(37.2)
Amortization of deferred commissions	(3.3)	(4.6)
Transaction costs	—	154.9
Pension expense adjustment	—	69.5
Equity-based compensation adjustment	—	8.1
Preferred dividend adjustment	—	(14.6)
Incremental interest expense and facility cost adjustment	0.3	(21.6)
Pro forma net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor)	$(73.8)	$(196.3)

(1) The blended statutory tax rate of 22.3% was assumed for 2019 for the purpose of pro forma presentation.
Note 13 -- Acquisitions
2020 Acquisitions

On January 7, 2020 we acquired a 100% equity interest in Orb Intelligence (“Orb”) for a purchase price of $11.5 million. Orb Intelligence offers a high quality, global database of information, with a focus on building a digital view of businesses' presence.
On March 11, 2020, we acquired coAction.com for a purchase price of $9.6 million, of which $4.8 million was paid upon the close of the transaction and the remaining $4.8 million will be paid in six months from the date of the acquisition. coAction.com is a leader in revenue cycle management in the Order-to-Cash process, serving mid to large size companies across multiple industries.
The acquisitions were accounted for in accordance with ASC 805 “Business Combinations,” as purchase transactions, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the respective dates of the acquisitions. Transaction costs of $0.2 million were included in Selling and Administrative Expenses in the consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2020 (Successor). We have included the financial results of the acquired companies in our consolidated financial statements since their respective acquisition dates, and the results from each of these companies were not individually or in the aggregate material to our consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

The table below reflects the aggregate purchase price related to the acquisitions and the resulting purchase allocation:

	Amortization Life (years)	Preliminary Purchase Price Allocation at March 31, 2020	Measurement Period Adjustments	Preliminary Purchase Price Allocation at June 30, 2020
Cash		$0.5	$—	$0.5
Accounts receivable		0.3	—	0.3
Other		0.2	0.2	0.4
Total current assets		1.0	0.2	1.2
Intangible assets:
Customer relationships	7	2.4	—	2.4
Technology	11	6.8	—	6.8
Goodwill	Indefinite	10.7	—	10.7
Deferred tax asset		0.4	—	0.4
Total assets acquired		$21.3	$0.2	$21.5
Total liabilities assumed		0.2	0.2	0.4
Total purchase price		$21.1	$—	$21.1
The fair value of the customer relationships intangible assets was determined by applying the income approach through a discounted cash flow analysis, specifically a multi-period excess earnings method. The valuation was based on the present value of the net earnings attributable to the measured assets.
The fair value of the technology intangible assets was determined by applying the income approach; specifically, a relief from royalty method.
We believe that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. If facts and circumstances arise that necessitate change, we will adjust the associated fair values. Thus, the provisional measurements of fair value set forth above are subject to change. We expect to further analyze certain assumptions applied to the valuation models and the calculation of deferred income tax. We expect to complete the purchase accounting process as soon as practicable but no later than one year from the respective acquisition dates.
The value of the goodwill is primarily related to the acquired businesses’ capability associated with product development which provides opportunity to expand our products and services offerings as well as cost synergy generated from the combined business. The intangible assets are amortized using a straight-line method. The amortization method reflects the timing of the benefits derived from each of the intangible assets.
The goodwill acquired is partially deductible for tax purposes.
2019 Acquisition

On July 1, 2019, the Company acquired a 100% ownership interest in Lattice Engines, Inc. ("Lattice"). The acquisition was valued at $127 million. Lattice is an artificial intelligence powered customer data platform, enabling business-to-business (“B2B”) organizations to scale their account-based marketing and sales programs across every channel. The results of Lattice have been included in our consolidated financial statements since the date of acquisition. We have finalized the purchase allocation as of March 31, 2020 and there were no changes compared to the amounts recorded as of December 31, 2019.

Unaudited Pro Forma Financial Information
        The following pro forma statements of operations data presents the combined results of the Company and Lattice, assuming that the acquisition had occurred on January 1, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

	Three-Month Period	Six-Month Period

	Successor		Predecessor
	Three Months Ended June 30, 2019	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
Reported revenue	$398.9	$573.0	$178.7
Lattice revenue - pre-acquisition revenue	7.0	11.1	2.9
Total pro forma revenue	$405.9	$584.1	$181.6
Reported net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor)/The Dun & Bradstreet Corporation (Predecessor)	$(94.0)	$(321.9)	$(75.6)
Pro forma adjustments - net of tax effect
Pre-acquisition net loss	(18.4)	(19.7)	(1.0)
Intangible amortization - net of tax benefits	(0.9)	(1.4)	(0.4)
Pro forma net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(113.3)	$(343.0)	$(77.0)

Note 14 -- Goodwill and Other Intangibles
Computer Software and Goodwill:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

	Computer Software	Goodwill
Predecessor:
December 31, 2018	$133.8	$770.8
Additions at cost (1)	5.0	—
Amortization	(6.8)	—
Other (3)	0.1	2.7
February 8, 2019	$132.1	$773.5

Successor:
January 1, 2019	$—	$—
Acquisitions (2)	376.0	2,797.6
Additions at cost (1)	4.2	—
Amortization	(8.6)	—
Other (3)	0.4	—
March 31, 2019	$372.0	$2,797.6
Additions at cost (1)	17.0	—
Amortization	(13.4)	—
Other (3)	(3.5)	(5.0)
June 30, 2019	$372.1	$2,792.6

January 1, 2020	$379.8	$2,840.1
Acquisition (4)	—	10.7
Additions at cost (1)	17.4	—
Amortization	(15.9)	—
Write-off	(0.2)	—
March 31, 2020	$381.1	$2,850.8
Additions at cost	28.3	—
Amortization	(16.8)	—
Write-off	(0.1)	—
Other (3)	(0.7)	(2.8)
June 30, 2020	$391.8	$2,848.0
Other Intangibles:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

	Customer Relationships	Database and Other	Other Indefinite-Lived Intangibles	Total
Predecessor:
December 31, 2018	$75.7	$50.0	$158.4	$284.1
Additions	—	0.1	—	0.1
Amortization	(1.7)	(1.5)	—	(3.2)
Other (3)	0.1	—	—	0.1
February 7, 2019	$74.1	$48.6	$158.4	$281.1

Successor:
January 1, 2019	$—	$—	$—	$—
Acquisition (2)	2,589.0	1,769.0	1,200.8	5,558.8
Amortization	(42.0)	(28.7)	—	(70.7)
March 31, 2019	$2,547.0	$1,740.3	$1,200.8	$5,488.1
Additions	—	0.2	—	0.2
Amortization	(71.9)	(49.1)	—	(121.0)
Other (3)	(6.0)	—	—	(6.0)
June 30, 2019	$2,469.1	$1,691.4	$1,200.8	$5,361.3

January 1, 2020	$2,162.1	$1,813.5	$1,275.8	$5,251.4
Acquisition (4)	2.4	6.8	—	9.2
Additions at cost	—	0.1	—	0.1
Amortization	(65.1)	(51.0)	—	(116.1)
Other (3)	(0.2)	(1.0)	—	(1.2)
March 31, 2020	$2,099.2	$1,768.4	$1,275.8	$5,143.4
Additions	—	0.2	—	0.2
Amortization	(63.3)	(50.2)	—	(113.5)
Other (3)	(2.5)	(5.3)	—	(7.8)
June 30, 2020	$2,033.4	$1,713.1	$1,275.8	$5,022.3
(1)Primarily related to software-related enhancements on products.
(2)Related to the Take-Private Transaction. See Note 12 for further detail.
(3)Primarily due to the impact of foreign currency fluctuations.
(4)Related to the acquisition of Orb Intelligence and coAction.com.
Note 15 -- Segment Information
Since the Take-Private Transaction, management has made changes to transform our business. As a result, during the fourth quarter of 2019, we changed the composition of our reportable segments, the classification of revenue by solution set and our measure of segment profit (from operating income to adjusted EBITDA) in the information that we provide to our CODMs to better align with how they assess performance and allocate resources. Latin America Worldwide Network, which was previously included in the Americas reportable segment, is currently included in the International segment. Accordingly, prior period results have been recast to conform to the current presentation of segments, revenue by solution set, and the measure of segment profit. These changes do not impact our consolidated results.
Our segment disclosure is intended to provide the users of our consolidated financial statements with a view of the business that is consistent with management of the Company.
We manage our business and report our financial results through the following two segments:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the U.K., Greater China, India and indirectly through our Worldwide Network Alliances.
We define adjusted EBITDA as net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor)/The Dun & Bradstreet Corporation (Predecessor) excluding the following items: (i) depreciation and amortization; (ii) interest expense and income; (iii) income tax benefit or provision; (iv) other expenses or income; (v) equity in net income of affiliates; (vi) net income attributable to non-controlling interests; (vii) dividends allocated to preferred stockholders; (viii) revenue and expense adjustments to include results for the period from January 8 to February 7, 2019, for the Predecessor related to the International lag adjustment; (ix) other incremental or reduced expenses from the application of purchase accounting (e.g. commission asset amortization); (x) equity-based compensation; (xi) restructuring charges; (xii) merger and acquisition-related operating costs; (xiii) transition costs primarily consisting of non-recurring incentive expenses associated with our synergy program; (xiv) legal reserve and costs associated with significant legal and regulatory matters; and (xv) asset impairment. Our client solution sets are Finance & Risk and Sales & Marketing. Inter-segment sales are immaterial, and no single client accounted for 10% or more of our total revenue.

	Three-Month Period		Six-Month Period

	Successor				Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
Revenue:
North America	$354.3	$360.9	$695.8	$542.1	$148.2
International	68.4	76.0	139.6	91.0	56.4
Corporate and other (1)	(2.1)	(38.0)	(19.5)	(60.1)	(25.9)
Consolidated Total	$420.6	$398.9	$815.9	$573.0	$178.7
(1)Revenue for Corporate and Other represents deferred revenue purchase accounting adjustments recorded in accordance with GAAP related to the Take-Private Transaction included in each of the Successor periods and recent acquisitions for the three and six months ended June 30, 2020 (Successor), and the International lag adjustment (see Note 1) included in the period from January 1 to February 7, 2019 (Predecessor).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

	Three-Month Period		Six-Month Period

	Successor				Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
Adjusted EBITDA
North America	$170.1	$175.1	$313.9	$246.6	$55.3
International	20.2	27.5	43.4	30.3	20.3
Corporate and other (1)	(14.2)	(54.1)	(47.8)	(87.8)	(9.3)
Consolidated total	$176.1	$148.5	$309.5	$189.1	$66.3
Depreciation and amortization	(132.6)	(136.8)	(266.9)	(217.3)	(11.1)
Interest expense - net	(77.8)	(85.4)	(160.5)	(133.4)	(5.2)
Dividends allocated to preferred stockholders	(32.1)	(32.0)	(64.1)	(49.9)	—
Benefit for income taxes - net	27.5	23.1	101.8	60.1	27.5
Other income (expense) - net	(122.7)	8.1	(32.7)	12.3	(86.0)
Equity in net income of affiliates	0.6	2.8	1.2	2.9	0.5
Net income (loss) attributable to non-controlling interest	(1.2)	(1.5)	(1.6)	(1.9)	(0.8)
Lag adjustment	—	—	—	—	(2.7)
Other incremental or reduced expenses from the application of purchase accounting	4.9	6.4	9.9	10.5	—
Equity-based compensation	(25.1)	(3.7)	(28.9)	(4.2)	(11.7)
Restructuring charges	(6.8)	(17.4)	(11.3)	(35.9)	(0.1)
Merger and acquisition-related operating costs	(2.0)	(1.2)	(4.4)	(148.6)	(52.0)
Transition costs	(15.7)	(2.5)	(17.3)	(3.5)	(0.3)
Legal reserve associated with significant legal and regulatory matters	—	(0.1)	—	0.2	—
Asset impairment	(0.2)	(2.3)	(0.3)	(2.3)	—
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(207.1)	$(94.0)	$(165.6)	$(321.9)	$(75.6)

(1)Corporate and Other includes deferred revenue purchase accounting adjustments recorded in accordance with GAAP related to the Take-Private Transaction and recent acquisitions of ($2.1) million and ($19.5) million for the Successor three and six months ended June 30, 2020, respectively, $(38.0) million and $(60.1) million for the three months ended June 30, 2019 (Successor) and the period from January 1, 2019 to June 30, 2019 (Successor), respectively, and the International lag adjustment of $(2.7) million for the period from January 1 to February 7, 2019 (Predecessor).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

	Three-Month Period		Six-Month Period

	Successor				Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
Depreciation and amortization:
North America	$11.1	$10.0	$21.7	$15.1	$5.8
International	1.9	1.8	3.7	2.4	1.5
Total segments	13.0	11.8	25.4	17.5	7.3
Corporate and other (1)	119.6	125.0	241.5	199.8	3.8
Consolidated total	$132.6	$136.8	$266.9	$217.3	$11.1
Capital expenditures:
North America	$0.8	$5.2	$1.3	$6.1	$0.2
International	1.6	0.4	1.8	0.4	0.1
Total segments	2.4	5.6	3.1	6.5	0.3
Corporate and Other	0.1	0.2	0.2	0.4	(0.1)
Consolidated total	$2.5	$5.8	$3.3	$6.9	$0.2
Additions to computer software and other intangibles:
North America	$23.4	$14.1	$39.8	$17.8	$4.3
International	1.6	2.0	2.3	2.2	0.8
Total segments	25.0	16.1	42.1	20.0	5.1
Corporate and Other	3.5	0.6	3.9	0.8	—
Consolidated total	$28.5	$16.7	$46.0	$20.8	$5.1

(1) Depreciation and amortization for Corporate and Other includes incremental amortization resulting from the Take-Private Transaction and recent acquisitions.

Supplemental Geographic and Customer Solution Set Information:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

	June 30, 2020	December 31, 2019
Assets:
North America (2)	$8,391.9	$8,480.1
International (3)	593.2	632.7
Consolidated total	$8,985.1	$9,112.8

Goodwill:
North America	$2,745.3	$2,734.6
International	102.7	105.5
Consolidated total (4)	$2,848.0	$2,840.1
Other intangibles:
North America	$4,747.0	$4,953.0
International	275.3	298.4
Consolidated total (5)	$5,022.3	$5,251.4
Other long-lived assets:
North America	$523.4	$500.9
International	86.8	89.9
Consolidated total (6)	$610.2	$590.8
Total long-lived assets	$8,480.5	$8,682.3

(2) Total assets in North America at June 30, 2020 decreased by $88.2 million compared to December 31, 2019 primarily driven by a decrease in other intangible assets due to normal amortization, partially offset by an increase in prepaid tax.

(3) Total assets in International at June 30, 2020 decreased by $39.5 million compared to December 31, 2019 primarily driven by the negative impact of foreign currency translation.

(4) Goodwill increased by $7.9 million at June 30, 2020 compared to December 31, 2019 due to the acquisitions of Orb Intelligence and coAction.com during the first quarter of 2020, partially offset by the negative impact of foreign currency translation.

(5) Other Intangibles decreased by $229.1 million at June 30, 2020 compared to December 31, 2019 primarily driven by normal amortization, and the negative impact of foreign currency translation, partially offset with the acquisition of Orb Intelligence and coAction.com during the first quarter of 2020.
(6) Other long-lived assets increased by $19.4 million at June 30, 2020 compared to December 31, 2019 primarily due to commission assets recognized, partially offset with amortization of commission assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

	Three-Month Period		Six-Month Period

	Successor				Predecessor
Customer Solution Set Revenue	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019

North America (1):
Finance & Risk	$193.6	$200.8	$386.6	$302.7	$80.4
Sales & Marketing	160.7	160.1	309.2	239.4	67.8
Total North America	$354.3	$360.9	$695.8	$542.1	$148.2
International:
Finance & Risk	$55.9	$63.9	$113.4	$75.7	$43.4
Sales & Marketing	12.5	12.1	26.2	15.3	13.0
Total International	$68.4	$76.0	$139.6	$91.0	$56.4
Corporate and Other:
Finance & Risk	$(0.3)	$(23.1)	$(10.2)	$(36.5)	$(19.2)
Sales & Marketing	(1.8)	(14.9)	(9.3)	(23.6)	(6.7)
Total corporate and Other	$(2.1)	$(38.0)	$(19.5)	$(60.1)	$(25.9)
Total Revenue:
Finance & Risk	$249.2	$241.6	$489.8	$341.9	$104.6
Sales & Marketing	171.4	157.3	326.1	231.1	74.1
Total Revenue	$420.6	$398.9	$815.9	$573.0	$178.7
(1) Substantially all of the North America revenue is attributable to the United States.
Note 16 -- Related Parties
The following sets forth certain transactions and agreements in which the Company and our affiliates, executive officers and certain directors are involved.
As a result of the completion of the Take-Private Transaction on February 8, 2019, the Company was directly owned by Parent, which was collectively controlled by entities affiliated with members of the Investor Consortium. Subsequent to the close of the IPO and the concurrent private placement on July 6, 2020 (see Note 18 for further discussion), the Investor Consortium continues to be able to exercise significant voting influence over fundamental and significant corporate matters and transactions by their ability to designate five members of our board of directors.
Upon the close of the Take-Private Transaction, Anthony Jabbour was appointed as Chief Executive Officer of the Company while continuing his role as Black Knight’s Chief Executive Officer. Stephen Daffron, co-founder of Motive Partners, became our President and Chief Operating Officer. Additionally, William P. Foley II serves as Chairman of the Company’s board of directors, while continuing his role as Chairman of the board of directors of both Cannae Holdings and Black Knight. Further, Richard N. Massey, a member of the Company’s board of directors, serves as Chief Executive Officer and as a director of Cannae Holdings. Certain other key employees have dual responsibilities among the Investor Consortium. Subsequent to the close of the IPO transaction, the above relationships remain the same.

On February 8, 2019, the Company entered into a services agreement with MVB Management, LLC (‘‘MVB’’), an entity affiliated with William P. Foley II, who is affiliated with Bilcar, and Chinh E. Chu, who is affiliated with CC Capital, and THL Managers VIII, LLC (‘‘THL Managers’’), an entity affiliated with THL, pursuant to which MVB and THL Managers provided services in connection with the Take-Private Transaction. The Company paid a total fee of $29.1 million to MVB under the agreement upon the close of the Take-Private Transaction, which we included as ‘‘Selling and Administrative Expenses’’ in the Successor’s statement of operations and comprehensive income (loss) for the period from January 1, 2019 to June 30, 2019. Under the services agreement, the Company must reimburse the reasonable and documented out-of-pocket expenses incurred by MVB and THL Managers in performing the ongoing services. The Company has made no payments pursuant to the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

reimbursement provision during the six months ended June 30, 2020 and the period from January 1, 2019 to June 30, 2019. The reimbursement provision was terminated following the IPO transaction. Also in connection with the IPO transaction, we paid fees of $2.5 million each to THL Managers and entities affiliated with William P. Foley II and Chinh E. Chu (Bilcar and CC Star Holdings, LP, respectively) for services provided.
Pursuant to the equity commitment fee letter entered into on February 8, 2019 with THL Managers and Cannae Holdings, each committed to provide certain funding to Parent in connection with the Take-Private Transaction for which THL Managers and Cannae Holdings received a fee of $7.5 million and $12.0 million, respectively. These fees reduced the proceeds from capital contribution to the Company made in February 2019.
Pursuant to the Star Parent Partnership Agreement, an entity jointly controlled by affiliates of CC Capital and Bilcar (the ‘‘Originating Sponsors’’) was granted 6,817.7428 Class B profits interest units of Parent, which were valued at $17.3 million and were included as ‘‘Selling and Administrative Expenses’’ in the Successor’s statement of operations for the period from January 1, 2019 to June 30, 2019. Pursuant to the Star Parent Partnership Agreement, the Originating Sponsors also received 15,867.8087 Class C profits interest units of Parent upon the close of the Take-Private Transaction. The units were valued at approximately $37.9 million.
Upon the close of the Take-Private Transaction, Motive Partners received $0.6 million related to due diligence consulting services pursuant to a services agreement between Parent and Motive Partners.
During the Successor period from January 1, 2019 to December 31, 2019, Motive Partners was retained to provide certain technology consulting services. Total cost incurred during the period from January 1, 2019 to June 30, 2019 for such services was immaterial. In August 2019, the Company entered into a five-year lease agreement with Motive Partners related to the office space for the Company’s London sales office starting August 1, 2019. Total lease costs incurred for the three and six months ended June 30, 2020 were $0.5 million and $1.1 million, respectively. This lease was terminated in June 2020 with a termination fee of $0.1 million. In December 2019, the Company entered into a one-year lease agreement with Motive Partners for operations in New York starting January 1, 2020. Total payments over the one-year lease term aggregate to approximately $0.2 million.
In the normal course of business, we reimburse affiliates for certain travel costs incurred by Dun & Bradstreet Holdings, Inc. executives and board members. The amounts included in Selling & Administrative Expenses were less than $0.1 million for the Successor three months ended June 30, 2020, $0.4 million for the Successor six months ended June 30, 2020 and $0.2 million for the Successor three months ended June 30, 2019 and the period from January 1, 2019 to June 30, 2019. In addition, we had a payable to affiliates of $0.5 million at June 30, 2020, related to services provided for the IPO transaction, which was netted against the IPO proceeds upon closing.

On January 1, 2020, the Company entered into a three-year service agreement with Trasimene Capital Management, LLC (the “Advisor”), an entity affiliated with Cannae Holdings, and controlled by Mr. Foley. The agreement is subject to renewal. Pursuant to the agreement, the Advisor provides the Company strategic advisory services, in exchange for transaction fees that are calculated based on 1% of the value of each transaction for which the Advisor performs services. Under the service agreement, the Company is also obligated to reimburse the reasonable and documented out-of-pocket expenses incurred by the Advisor.  We incurred costs of $0.4 million for transaction fees to the Advisor for the six months ended June 30, 2020.

In connection with the IPO transaction, the Originating Sponsors agreed to waive certain anti-dilution rights they had pursuant to the Star Parent Partnership Agreement and to terminate such provision following the offering. In exchange for such waiver and termination, we made a payment of $30.0 million to the Originating Sponsors upon the closing of the IPO transaction on July 6, 2020. In addition, on June 30, 2020, each of Mr. Foley and Mr. Chu received options to purchase 2,080,000 shares of our common stock at an exercise price equal to the initial public offering price. The options were fully vested upon grant. The options were valued at $20.0 million, which was included in Selling & Administrative Expenses for the three and six months ended June 30, 2020.

In connection with and immediately subsequent to the closing of the IPO, a subsidiary of Cannae Holdings, a subsidiary of Black Knight and affiliates of CC Capital purchased a total of 18,458,700 shares of common stock from us in a private placement at a price per share equal to 98.5% of the IPO price of $22.00 per share for proceeds of $200.0 million, $100.0 million and $100.0 million, respectively.
Note 17 -- Preferred Stock

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

Prior to June 30, 2020, the Company classified its Series A Preferred Stock as mezzanine equity because the instrument contained a redemption feature which was contingent upon certain events, the occurrence of which was not solely within the control of the Company.
We have bifurcated embedded derivatives and assess fair value each reporting date. We recorded a loss $102.6 million and $32.8 million within ‘‘Other income (expense)— net,’’ for the three and six months ended June 30, 2020, respectively, reflecting the adjustments to the fair value of the make-whole derivative liability. As of June 30, 2020, we determined the fair value of the make-whole provision to be $205.2 million, reflected as ‘‘Make-whole derivative liability’’ within the condensed consolidated balance sheet as of June 30, 2020.
Upon the closing of the IPO on July 6, 2020 (see further discussion in Note 18), we have redeemed all of the outstanding Series A Preferred Stock as required by the Certificate of Designation. In addition, we made the total make-whole payment of $205.2 million. We also recorded accretion of $35.1 million and $36.1 million using the interest method for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, Series A Preferred Stock was fully accreted to the redeemable balance of $1,067.9 million and was classified as current liability.
On May 14, 2020, March 4, 2020 and May 31, 2019, the board of directors of Dun & Bradstreet Holdings, Inc. declared a cash dividend of $30.51 per share to all holders of shares of Series A Preferred Stock, respectively. An aggregate amount of $32.1 million, $32.0 million, $10.7 million and $21.3 million was paid on June 26, 2020, May 27, 2020, June 28, 2019 and on June 19, 2019, respectively.
Note 18 -- Initial Public Offering (IPO)
On July 6, 2020, we completed an IPO of 90,047,612 shares of our common stock, par value $0.0001 per share at an offering price of $22.00 per share. Immediately subsequent to the closing of the IPO, a subsidiary of Cannae Holdings, a subsidiary of Black Knight and affiliates of CC Capital purchased a total of 18,458,700 shares of common stock from us in a private placement at a price per share equal to 98.5% of the IPO price for proceeds of $200.0 million, $100.0 million and $100.0 million, respectively. A total of 108,506,312 shares of common stock were issued in the IPO and concurrent private placement for gross proceeds of $2,381.0 million. The use of the proceeds from the IPO is as follows (in millions):

Gross proceeds	$2,381.0
Less:
Underwriter fees	89.1
IPO related expenses (a)	42.3
Redemption of Series A Preferred Stock	1,067.9
Make-whole payment on redemption of
Series A Preferred Stock	205.2
Partial redemption of 10.250% New Senior
Unsecured Notes and accrued interest	312.0
Call premium on partial redemption
of 10.250% New Senior Unsecured Notes	30.8
Cash to balance sheet	$633.7

(a) Includes payment of $30.0 million to the Originating Sponsors, in connection with the waiver and termination of anti-dilution rights in the Star Parent Partnership Agreement. Also in connection with the IPO transaction, we paid fees of $2.5 million each to THL Managers and entities affiliated with William P. Foley II and Chinh E. Chu (Bilcar and CC Star Holdings, LP, respectively) for services provided.

In connection with the IPO, the following transactions occurred:

•On June 23, 2020, we increased our authorized common stock to 2,000,000,000 and our authorized preferred stock to 25,000,000 and effected a 314,494.968 for 1 stock split of our common stock. All of the common share and per share

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -Continued
(Tabular dollar amounts, except per share amounts, in millions)

information in the consolidated financial statements for the Successor periods have been retroactively adjusted to reflect the increase in authorized common stock and stock split;

•In connection with the closing of the IPO and the concurrent private placement on July 6, 2020, all outstanding equity incentive awards in the form of profits interests were converted into common units of Star Parent, L.P. which retain the original time-based vesting schedule and are subject to the same forfeiture terms applicable to such unvested units.

In connection with the IPO, we adopted the Dun & Bradstreet 2020 Omnibus Incentive Plan (the ‘‘2020 Omnibus Incentive Plan’’). The 2020 Omnibus Incentive Plan is intended to provide flexibility to motivate, attract and retain the employees, directors, and service providers who are expected to make significant contributions to our success and allow participants to share in such success. On June 30, 2020, certain directors were granted 4,160,000 options to purchase shares of common stock of Dun & Bradstreet Holdings, Inc. at $22.00 per share, which were vested immediately. In addition, 3,840,000 stock options were granted to certain executives which will vest ratably over three years, commencing on the first anniversary of the grant date. All stock options expire seven years from the date of the grant. Total compensation expense associated with these grants is $39.9 million. We estimated the option fair value at the date of grant using Black-Scholes valuation model. The assumptions are set forth in the following table:

Weighted Average Assumptions
Weighted Average Expected Stock Price Volatility	28%
Weighted Average Expected Dividend Yield	0.0%
Weighted Average Expected Life of Option (in years)	3.98
Weighted Average Risk-Free Interest Rate	0.23%
Weighted Average Black Scholes Value	$4.99
Weighted Average Exercise Price	$22.00

Expected stock price volatility was derived from the historical volatility of companies in our peer group. The risk-free interest rate assumption corresponds to the time to liquidity assumption and is based on the U.S. Treasury yield curve in effect at the time.

We recognized stock-based compensation expense of $20.0 million related to these option grants for the three and six months ended June 30, 2020. In addition, we recognized $3.4 million in connection with the acceleration of the vesting of certain directors' profit interest units upon the closing of the IPO on July 6, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this report that are not purely historical are forward-looking statements, including statements regarding expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are based on Dun & Bradstreet’s management’s beliefs, as well as assumptions made by, and information currently available to, them. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” ("MD&A"). Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. It is not possible to predict or identify all risk factors. Consequently, the risks and uncertainties listed below should not be considered a complete discussion of all of our potential trends, risks and uncertainties. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
The risks and uncertainties that forward-looking statements are subject to include, but are not limited to: (i) an outbreak of disease, global or localized health pandemic or epidemic, or the fear of such an event (such as the COVID-19 global pandemic), including the global economic uncertainty and measures taken in response; (ii) the short- and long-term effects of the COVID-19 global pandemic, including the pace of recovery or any future resurgence; (iii) our ability to implement and execute our strategic plans to transform the business; (iv) our ability to develop or sell solutions in a timely manner or maintain client relationships; (v) competition for our solutions; (vi) harm to our brand and reputation; (vii) unfavorable global economic conditions; (viii) risks associated with operating and expanding internationally; (ix) failure to prevent cybersecurity incidents or the perception that confidential information is not secure; (x) failure in the integrity of our data or systems; (xi) system failures and personnel disruptions, which could delay the delivery of our solutions to our clients; (xii) loss of access to data sources; (xiii) failure of our software vendors and network and cloud providers to perform as expected or if our relationship is terminated; (xiv) loss or diminution of one or more of our key clients, business partners or government contracts; (xv) dependence on strategic alliances, joint ventures and acquisitions to grow our business; (xvi) our ability to protect our intellectual property adequately or cost-effectively; (xvii) claims for intellectual property infringement; (xviii) interruptions, delays or outages to subscription or payment processing platforms; (xix) risks related to acquiring and integrating businesses and divestitures of existing businesses; (xx) our ability to retain members of the senior leadership team and attract and retain skilled employees; (xxi) compliance with governmental laws and regulations; (xxii) risks associated with our structure and status as a "controlled company;" and (xxiii) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in our consolidated financial statements for the year ended December 31, 2019, included in our final prospectus dated June 30, 2020 and filed with the Securities and Exchange Commission on July 2, 2020, our other Quarterly Reports and the Company’s other reports or documents.

The following discussion and analysis of Dun & Bradstreet Holdings, Inc.’s financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, the unaudited condensed consolidated financial statements for the three months ended March 31, 2020, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our final prospectus dated June 30, 2020 and filed with the Securities and Exchange Commission on July 2, 2020. References in this discussion and analysis to “the Company,” “Dun & Bradstreet,” “we,” “us” and “our” refer to Dun & Bradstreet Holdings, Inc. and its subsidiaries.
Business Overview

Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Our mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed our trusted, end-to-end solutions into their daily workflows to enhance salesforce productivity, gain visibility into key markets, inform commercial credit decisions and confirm that suppliers are financially viable and compliant with laws and regulations. Our solutions support our clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes.
Leveraging our category-defining commercial credit data and analytics, our Finance & Risk solutions are used in the critical decisioning processes of finance, risk, compliance and procurement departments worldwide. We are a market leader in commercial credit decisioning, with many of the top businesses in the world utilizing our solutions to make informed decisions when considering extending business loans and trade credit. We are also a leading provider of data and analytics to businesses looking to analyze supplier relationships and more effectively collect outstanding receivables. We believe our proprietary Paydex score, a numerical indicator based on promptness of a business's payments to its suppliers and vendors, is widely relied upon as an important measure of credit health for businesses. We are well positioned to provide accessible and actionable insights and analytics that mitigate risk and uncertainty, and ultimately protect and drive increased profitability for our clients.
Our Sales & Marketing solutions combine firmographic, personal contact, intent and non-traditional, or “alternative,” data to assist clients in optimizing their sales and marketing strategy by cleansing customer relationship management ("CRM") data and narrowing their focus and efforts on the highest probability prospects. As global competition continues to intensify, businesses need assistance with focusing their sales pipelines into a condensed list so that they can have their best sellers target the highest probability return accounts. We provide invaluable insights into businesses that can help our clients grow their businesses in a more efficient and effective manner.
We leverage these differentiated capabilities to serve a broad set of clients across multiple industries and geographies. We have a global client base of approximately 135,000, including some of the largest companies in the world. Covering nearly all industry verticals, including financial services, technology, communications, government, retail, transportation and manufacturing, our data and analytics support a wide range of use cases. In terms of our geographic footprint, we have an industry-leading presence in North America, a growing presence in the United Kingdom, Ireland, India and Greater China through our majority or wholly-owned subsidiaries and a broader global presence through our Worldwide Network alliances ("WWN alliances").
We believe that we have an attractive business model that is underpinned by highly recurring, diversified revenues, significant operating leverage, low capital requirements and strong free cash flow. The proprietary and embedded nature of our data and analytics solutions and the integral role that we play in our clients’ decision-making processes have historically translated into high client retention and revenue visibility. We also benefit from strong operating leverage given our centralized database and solutions, which allow us to generate strong contribution margins and free cash flow.
Segments
Since the Take-Private Transaction, management has made changes to transform our business. As a result, during the fourth quarter of 2019, we changed the composition of our reportable segments, the classification of revenue by solution set and our measure of segment profit (from operating income to adjusted earnings before interest, income taxes, depreciation and amortization ("EBITDA") in the information that we provide to our chief operating decision makers ("CODMs") to better align with how they assess performance and allocate resources. Latin America Worldwide Network, which was previously included in the Americas reportable segment, is currently included in the International segment. Accordingly, prior period results have been recast to conform to the current presentation of segments, revenue by solution set, and the measure of segment profit. These changes do not impact our consolidated results.
Our segment disclosure is intended to provide the users of our consolidated financial statements with a view of the business that is consistent with management of the Company.
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the United Kingdom/Ireland ("U.K."), Greater China, India and indirectly through our Worldwide Network Alliances.

Recent Developments
Initial Public Offering
On July 6, 2020, we completed an initial public offering (“IPO”) of 90,047,612 shares of our common stock, par value $0.0001 per share at an offering price of $22.00 per share. Immediately subsequent to the closing of the IPO, a subsidiary of Cannae Holdings, a subsidiary of Black Knight and affiliates of CC Capital purchased from us in a private placement $200.0 million, $100.0 million and $100.0 million, respectively, of our common stock at a price per share equal to 98.5% of the IPO price. We issued 18,458,000 shares of common stock in connection with the private placement. A total of 108,506,312 shares of common stock were issued in the IPO and concurrent private placement for gross proceeds of $2,381.0 million. See Note 18 to the unaudited condensed consolidated financial statements for further discussion, including the use of proceeds.

COVID-19 Impact
The global coronavirus (“COVID-19”) pandemic has caused disruptions in supply chains, affecting workforce, production and sales across the world, leading to disruptions and volatility in the global financial markets and economy. There is considerable uncertainty regarding the extent of the impact and the duration. The extent of the impact of COVID-19 on our operational and financial performance will depend on the effect on our customers and vendors, all of which are uncertain at this time and cannot be predicted.
Since March 2020, substantially all of our employees have been working from home. We are following the requirements and protocols published by the U.S. Centers for Disease Control, the World Health Organization and country, state and local governments. We continue to serve our clients the high level of service they have come to expect from us. Our transition to working from home has been successful and has not significantly affected our operations. While our results of operations, financial condition, and cash flows for the three and six months ended June 30, 2020 have not been materially affected, our usage-based solutions across our Finance & Risk business units and certain of our International markets have been impacted by COVID-19 as discussed further within the revenue session of the MD&A. In addition, we experience longer collection cycles for certain groups of customers. As a result, we considered our current expectations of future economic conditions, including the impact of COVID-19, when estimating our allowance for doubtful accounts. We made an immaterial increase to our allowance for doubtful accounts in the second quarter of 2020 as a result of our current estimate of the impact COVID-19 will have on the collectability of our accounts receivable.
Given the current economic condition, we continue to carefully monitor the COVID-19 pandemic and its impact on our business including, but not limited to, implementing additional operational processes to monitor customer sales and collections, taking precautionary measures to ensure sufficient liquidity and adjusting operations to ensure business continuity. While our productivity and financial performance for the three and six months ended June 30, 2020 have not been impacted materially by the pandemic, the ultimate impact will be difficult to predict and depends on, among many factors, the duration of the pandemic and its ultimate impact to our customers, vendors, and the financial markets.
In response to liquidity issues that businesses are facing as a result of the COVID-19 pandemic, The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act” or the “Act”) was signed into law on March 27, 2020 by the U.S. government. Among other reliefs, the Act provides assistance to businesses through the modification of rules related to net operating losses and interest expense deductions. Many of these modifications are designed to provide critical cash flow and liquidity to businesses during the COVID-19 pandemic, including allowing the amendment of prior tax returns to obtain tax refunds. The Act also allows for the deferral of 2020 employer FICA payroll taxes to 2021 and 2022 as well as delaying any federal tax payments due April 15, 2020 and June 15, 2020 until July 15, 2020. The Company intends to utilize the relief opportunities provided by the Act. As a result of the application of the Act, the Company expects to realize a net income tax cash benefit of approximately $90 million, of which $53.7 million is reflected in our effective tax rate for the six months ended June 30, 2020. We have also deferred 2020 FICA payroll tax payments of approximately $12 million, with half due at the end of 2021 and the remaining half at the end of 2022.
Recently Issued Accounting Standards

See Note 2 to the unaudited condensed consolidated financial statements for disclosure of the impact that recent accounting pronouncements may have on the unaudited condensed consolidated financial statements.
Key Components of Results of Operations
Revenue

We generate our North America and International segment revenues primarily through subscription-based contractual arrangements that we enter into with clients to provide data, analytics and analytics-related services either individually, or as part of an integrated offering of multiple services. These arrangements occasionally include offerings from more than one business unit to the same client.

• We provide Finance & Risk solutions that offer clients access to our most complete and up-to-date global information, comprehensive monitoring and portfolio analysis. We also provide various business information reports that are consumed in a transactional manner across multiple platforms. Clients also use our services to manage supply chain risks and comply with anti-money laundering and global anti-bribery and corruption regulations.

• We generate our Sales & Marketing revenue by providing sophisticated analytics and solutions to help our clients increase revenue from new and existing businesses, enabling B2B sales and marketing professionals to accelerate sales, enhance go-to-market activity, engage clients in a meaningful way, close business faster and improve efficiency in advertising campaigns.

Expenses
Operating Expenses

Operating expenses primarily include data acquisition and royalty fees, costs related to our databases, service fulfillment costs, call center and technology support costs, hardware and software maintenance costs, telecommunication expenses, personnel-related costs associated with these functions and occupancy costs associated with the facilities where these functions are performed.
Selling, General & Administrative Expenses
Selling, General & Administrative Expenses primarily include personnel-related costs for sales, administrative and corporate management employees, costs for professional and consulting services, advertising and occupancy and facilities expense of these functions.
Depreciation and Amortization
Depreciation and amortization expenses consist of depreciation related to investments in property and equipment, as well as amortization of purchased and developed software and other intangible assets, principally database and client relationships recognized in connection with the Take-Private Transaction.
Non-Operating Income and Expense
Non-operating income and expense includes interest expense, interest income, dividends from cost-method investments, gains and losses from divestitures, mark-to-market expense related to certain derivatives and other non-operating income and expenses.
Provision for Income Tax Expense (Benefit)

Provision for income tax expenses (benefit) represents international, U.S. federal, state and local income taxes based on income in multiple jurisdictions for our corporate subsidiaries.
Key Metrics
In addition to reporting GAAP results, we evaluate performance and report our results on the non-GAAP financial measures discussed below. We believe that the presentation of these non-GAAP measures provides useful information to investors and rating agencies regarding our results, operating trends and performance between periods. These non-GAAP financial measures include adjusted revenue, adjusted earnings before interest, taxes, depreciation and amortization (‘‘adjusted EBITDA’’), adjusted EBITDA margin and adjusted net income. Adjusted results are non-GAAP measures that adjust for the impact due to purchase accounting application and divestitures, restructuring charges, equity-based compensation, acquisition and divestiture-related costs (such as costs for bankers, legal fees, due diligence, retention payments and contingent consideration adjustments) and other non-core gains and charges that are not in the normal course of our business (such as gains and losses on sales of businesses, impairment charges, effect of significant changes in tax laws and material tax and legal settlements). We exclude amortization of recognized intangible assets resulting from the application of purchase accounting because it is non-cash and not indicative of our ongoing and underlying operating performance. Recognized intangible assets arise from acquisitions, or primarily the Take-Private Transaction. We believe that recognized intangible assets by their nature are fundamentally different from other depreciating assets that are replaced on a predictable operating cycle. Unlike other depreciating assets, such as developed and purchased software licenses or property and equipment, there is no replacement cost once these recognized intangible assets expire and the assets are not replaced. Additionally, our costs to operate, maintain and extend the life of acquired intangible assets and purchased intellectual property are reflected in our operating costs as personnel, data fee, facilities, overhead and similar items. Management believes it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation. Amortization of recognized intangible assets will recur in future periods until such assets have been fully amortized. In addition, we isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both after and before the effects of foreign exchange rate changes. The change in revenue performance attributable to foreign currency rates is determined by converting both our prior and current periods’ foreign currency revenue by a constant rate. As a result, we monitor our adjusted revenue growth both after and before the effects of foreign exchange rate changes. We believe that these supplemental non-GAAP financial measures provide management and other users with additional meaningful financial information that should be considered when assessing our ongoing performance and comparability of our operating results from period to period. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the factors management uses in planning for and forecasting future periods. Non-GAAP financial measures should be viewed in addition to, and not as an alternative to our reported results prepared in accordance with GAAP.

Our non-GAAP or adjusted financial measures reflect adjustments based on the following items, as well as the related income tax.
Adjusted Revenue
We define adjusted revenue as revenue adjusted to include revenue for the period from January 8 to February 7, 2019 (‘‘International lag adjustment’’) for the Predecessor related to the lag reporting for our International operations. On a GAAP basis, we report International results on a one-month lag, and for 2019 the Predecessor period for International is December 1, 2018 through January 7, 2019. The Successor period for International is February 8, 2019 (commencing on the closing date of the Take-Private Transaction) through November 30, 2019 for the Successor period from January 1, 2019 to December 31, 2019. The International lag adjustment is to facilitate comparability of 2019 periods to 2020 periods.

Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor) excluding the following items:
•depreciation and amortization;
•interest expense and income;
•income tax benefit or provision;
•other expenses or income;
•equity in net income of affiliates;
•net income attributable to non-controlling interests;
•dividends allocated to preferred stockholders;
•revenue and expense adjustments to include results for the period from January 8 to February 7, 2019, for the Predecessor related to the International lag adjustment (see above discussion);
•other incremental or reduced expenses from the application of purchase accounting (e.g. commission asset amortization);
•equity-based compensation;
•restructuring charges;
•merger and acquisition-related operating costs;
•transition costs primarily consisting of non-recurring incentive expenses associated with our synergy program;
•legal reserve and costs associated with significant legal and regulatory matters; and
•asset impairment.

We calculate adjusted EBITDA margin by dividing adjusted EBITDA by adjusted revenue.
Adjusted Net Income
We define adjusted net income as net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor) adjusted for the following items:
•revenue and expense adjustments to include results for the period from January 8 to February 7, 2019, for the Predecessor related to the International lag adjustment (see above discussion);
•incremental amortization resulting from the application of purchase accounting. We exclude amortization of recognized intangible assets resulting from the application of purchase accounting because it is non-cash and is not indicative of our ongoing and underlying operating performance. The Company believes that recognized intangible assets by their nature are fundamentally different from other depreciating assets that are replaced on a predictable operating cycle. Unlike other depreciating assets, such as developed and purchased software licenses or property and equipment, there is no replacement cost once these recognized intangible assets expire and the assets are not replaced. Additionally, the Company’s costs to operate, maintain and extend the life of acquired intangible assets and purchased intellectual property are reflected in the Company’s operating costs as personnel, data fee, facilities, overhead and similar items;
•other incremental or reduced expenses from the application of purchase accounting (e.g. commission asset amortization);
•equity-based compensation;
•restructuring charges;
•merger and acquisition-related operating costs;
•transition costs primarily consisting of non-recurring incentive expenses associated with our synergy program;
•legal reserve and costs associated with significant legal and regulatory matters;
•change in fair value of the make-whole derivative liability associated with the Series A Preferred Stock;
•asset impairment;
•non-recurring pension charges, related to pension settlement charge and actuarial loss amortization eliminated as a result of the Take-Private Transaction;
•dividends allocated to preferred stockholders;
•merger, acquisition and divestiture-related non-operating costs;
•debt refinancing and extinguishment costs; and
•tax effect of the non-GAAP adjustments and the impact resulting from the enactment of the CARES Act. See Note 8 for further details.
Adjusted Net Earnings per Diluted Share
We calculate adjusted net earnings per diluted share by dividing adjusted net income (loss) by the weighted average number of common shares outstanding for the period plus the dilutive effect of common shares potentially issuable in connection with awards outstanding under our stock incentive plan. For consistency purposes, we assume the stock split effected on June 23, 2020 at the beginning of each of the Predecessor periods.

Results of Operations
GAAP Results
As a result of the Take-Private Transaction on February 8, 2019, the historical financial statements and information are presented on a Successor and Predecessor basis. In the accompanying unaudited condensed consolidated financial statements, references to Predecessor refer to the results of operations and cash flows of The Dun & Bradstreet Corporation and its subsidiaries prior to the closing of the Take-Private Transaction. References to Successor refer to the consolidated financial position of Dun & Bradstreet Holdings, Inc. and its subsidiaries as of June 30, 2020 and December 31, 2019, and the results of operations and cash flows of Dun & Bradstreet Holdings, Inc. and its subsidiaries after the Take-Private Transaction for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and the period from January 1, 2019 to June 30, 2019. During the period from January 1, 2019 to February 7, 2019, Dun & Bradstreet Holdings, Inc. had no significant operations and limited assets and had only incurred transaction related expenses prior to the Take-Private Transaction. The Predecessor and Successor unaudited condensed consolidated financial information presented herein is not comparable primarily due to financing of the Take-Private Transaction and the application of acquisition accounting in the Successor financial statements as of February 8, 2019, as further described in Note 12, of which the most significant impacts are (i) transaction costs incurred and the pension settlement charge associated with the Take-Private Transaction, (ii) a shorter Successor period for our International operations for the period from January 1, 2019 to June 30, 2019, (iii) increased amortization expense for the intangible assets, and (iv) additional interest expense associated with debt financing arrangements entered into in connection with the Take-Private Transaction.
To facilitate comparability of the six-month period ended June 30, 2020 to the six-month period ended June 30, 2019, we present below the combination of consolidated results from January 1, 2019 to June 30, 2019, comprising the Successor consolidated results from January 1, 2019 to June 30, 2019, the Predecessor consolidated results for the period from January 1, 2019 to February 7, 2019 and certain pro forma adjustments that give effect to the Take-Private Transaction as if it had occurred on January 1, 2019 (combined pro forma results for the six-month period ended June 30, 2019). These pro forma adjustments are prepared in accordance with Article 11 of Regulation S-X to include additional deferred revenue adjustment, additional amortization related to the recognized intangible assets and additional interest expenses associated with the Successor debt. In addition, non-recurring transaction costs directly attributable to the transaction, acceleration vesting costs related to the Predecessor’s restricted stock units, one-time pension settlement charge and actuarial loss amortization are eliminated from the respective period. We compare results for the six-month period ended June 30, 2020 (Successor) to the combined pro forma results for the six-month period ended June 30, 2019. We present the information for the six-month period ended June 30, 2019 in this format to assist readers in understanding and assessing the trends and significant changes in our results of operations on a comparable basis. We believe this presentation is appropriate because it provides a more meaningful comparison and more relevant analysis of our results of operations for the 2020 period compared with the 2019 period. The following table sets forth our historical results of operations for the periods indicated below:

	Three-Month Period		Six-Month Period

	Successor				Predecessor	Pro Forma Adjustments for the Six Months Ended June 30, 2019 (a)		Combined Pro Forma Six Months Ended June 30, 2019
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019 (1)	Period from January 1 to February 7, 2019 (2)
Revenue	$420.6	$398.9	$815.9	$573.0	$178.7	$(16.0)	(b)	$735.7
Operating expenses	139.2	127.8	278.1	192.2	56.7	—		248.9
Selling and administrative expenses	143.4	126.0	269.3	339.6	122.4	(212.9)	(c)	249.1
Depreciation and amortization	132.6	136.8	266.9	217.3	11.1	45.1	(d)	273.5
Restructuring charge	6.8	17.4	11.3	35.9	0.1	—		36.0
Operating costs	422.0	408.0	825.6	785.0	190.3	(167.8)		807.5
Operating income (loss)	(1.4)	(9.1)	(9.7)	(212.0)	(11.6)	151.8		(71.8)
Interest income	0.2	0.6	0.5	1.6	0.3	—		1.9
Interest expense	(78.0)	(86.0)	(161.0)	(135.0)	(5.5)	(29.7)	(e)	(170.2)
Other income (expense) - net	(122.7)	8.1	(32.7)	12.3	(86.0)	89.5	(f)	15.8
Non-operating income (expense) - net	(200.5)	(77.3)	(193.2)	(121.1)	(91.2)	59.8		(152.5)
Income (loss) before provision for income taxes and equity in net income of affiliates	(201.9)	(86.4)	(202.9)	(333.1)	(102.8)	211.6		(224.3)
Less: (benefit) provision for income taxes	(27.5)	(23.1)	(101.8)	(60.1)	(27.5)	47.2	(g)	(40.4)
Equity in net income of affiliates	0.6	2.8	1.2	2.9	0.5	—		3.4
Net income (loss)	(173.8)	(60.5)	(99.9)	(270.1)	(74.8)	164.4		(180.5)
Less: net income attributable to the non-controlling interest	(1.2)	(1.5)	(1.6)	(1.9)	(0.8)	—		(2.7)
Less: dividends allocated to preferred stockholders	(32.1)	(32.0)	(64.1)	(49.9)	—	(13.7)	(h)	(63.6)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(207.1)	$(94.0)	$(165.6)	$(321.9)	$(75.6)	$150.7		$(246.8)

(1) Successor financials reflect results for North America for the period from February 8, 2019 to June 30, 2019 for the period from January 1, 2019 to June 30, 2019. Successor financials reflect results for International for the period from February 8, 2019 through May 31, 2019 for the period from January 1, 2019 to June 30, 2019, due to International’s one-month lag reporting and the Take-Private Transaction which occurred on February 8, 2019.

(2) Predecessor financials reflect results for North America for the period from January 1, 2019 through February 7, 2019, and for International for the period from December 1, 2018 through January 7, 2019, due to International’s one-month lag reporting.

Notes for the Pro Forma Adjustments for the Six Months Ended June 30, 2019
(a) Pro forma adjustments are prepared to give effect to the Take-Private Transaction as if it had occurred on January 1, 2019. The adjustments are prepared in accordance with Article 11 of Regulation S-X. No adjustment has been made for the “lag” month of International results due to the impact of the one-month lag described in footnotes (1) and (2) to the above table.
(b) Represents deferred revenue purchase accounting adjustments as a result of the Take-Private Transaction. In accordance with ASC 805, deferred revenue is recognized at fair value representing direct costs to fulfill plus a reasonable margin. The pro forma adjustment reflects the purchase accounting associated with the Take-Private Transaction as if it had occurred on January 1, 2019.
(c) Consists of Successor transaction costs of $147.4 million included in the Successor period from January 1, 2019 to June 30, 2019, Predecessor transaction costs of $52.0 million included in the Predecessor period from

January 1, 2019 to February 7, 2019, $3.1 million related to amortization expense associated with deferred commissions and $10.4 million expense associated with the acceleration of Predecessor’s stock options and restricted stock units in connection with the Take-Private Transaction. The commission asset purchase accounting adjustment and one-time costs are directly attributable to the Take-Private Transaction.
(d) Represents incremental amortization expenses related to intangible assets recognized as a result of the Take-Private Transaction in accordance with ASC 805, giving effect to the purchase accounting associated with the Take-Private Transaction as if it had occurred on January 1, 2019. The pro forma incremental amortization expenses are calculated based on the fair value of the acquired assets.
(e) Represents incremental interest expenses resulting from the new debt issuance in connection with the Take-Private Transaction, giving effect to the transaction as if it had occurred on January 1, 2019.
(f) Eliminates one-time pension settlement charge of $85.8 million related to Dun & Bradstreet’s then-existing U.S. Non-Qualified Plan, eliminates $3.8 million of actuarial loss amortization as a result of unrecognized actuarial losses as of February 8, 2019 being set to zero in accordance with ASC 805 and records $0.1 million additional amortization expense related to deferred issuance costs associated with our new revolving credit facility, giving effect to the Take-Private Transaction as if it had occurred on January 1, 2019.
(g) Represents net tax effect of the above pro forma adjustments. A blended statutory tax rate of 22.3% is applied to the pro forma adjustments.
(h) Provides for additional preferred dividends for the period from January 1, 2019 to February 7, 2019, giving effect to the Take-Private Transaction as if it had occurred on January 1, 2019.

Key Performance Measures
Management, including our CODMs, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measures adjusted revenue, adjusted EBITDA, adjusted EBITDA margin and adjusted net income. Adjusted results are non-GAAP measures that adjust for certain acquisition and divestiture related revenue and expenses (such as banker fees, legal fees, due diligence, retention payments and contingent consideration adjustments), restructuring charges, equity-based compensation, and other non-core gains and charges that are not in the normal course of our business (such as gains and losses on sales of businesses, impairment charges, effect of significant changes in tax laws and material tax and legal settlements). In addition, we isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both before and after the effects of foreign exchange rate changes. The change in revenue performance attributable to foreign currency rates is determined by converting both our prior and current periods’ foreign currency by a constant rate. As a result, we monitor our adjusted revenue growth both after and before the effects of foreign exchange rate changes.

The table below sets forth our key performance measures for the periods indicated:

	Three-Month Period		Six-Month Period

	Successor				Predecessor	Pro Forma Adjustments for the Six Months Ended June 30, 2019	Combined Pro Forma Six Months Ended June 30, 2019
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
Non - GAAP Financial Measures
Adjusted revenue (a)	$420.6	$398.9	$815.9	$573.0	$204.6	$(16.0)	$761.6
Adjusted EBITDA (a)	$176.1	$148.5	$309.5	$189.1	$66.3	$(16.0)	$239.4
Adjusted EBITDA margin (a)	41.9%	37.2%	37.9%	33.0%	32.4%	—	31.4%
Adjusted net income (a)	$81.6	$44.7	$130.3	$35.9	$45.8	$(12.4)	$69.3
Adjusted earnings per share (a)	$0.26	$0.14	$0.41	$0.11	$0.15	$(0.04)	$0.22
(a) Including impact of deferred revenue purchase accounting adjustments:
Impact to adjusted revenue and adjusted EBITDA	$(2.1)	$(38.0)	$(19.5)	$(60.1)	$—	$(16.0)	$(76.1)
Impact to adjusted EBITDA margin	(0.3)%	(5.5)%	(1.5)%	(6.4)%	—%	N/A	(6.2)%
Net impact to adjusted net income	$(1.6)	$(29.8)	$(14.5)	$(47.2)	$—	$(12.4)	$(59.6)
Net impact to adjusted earnings per share	$—	$(0.10)	$(0.05)	$(0.15)	$—	N/A	$(0.15)

Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below:

	Three-Month Period		Six-Month Period

	Successor				Predecessor	Pro Forma Adjustments for the Six Months Ended June 30, 2019	Combined Pro Forma Six Months Ended June 30, 2019
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
Revenue	$420.6	$398.9	$815.9	$573.0	$178.7	$(16.0)	$735.7
International lag adjustment	—	—	—	—	25.9	—	25.9
Adjusted revenue (a)	420.6	398.9	815.9	573.0	204.6	(16.0)	761.6
Foreign currency impact	2.7	1.8	4.2	2.1	1.0	—	3.1
Adjusted revenue before the effect of foreign currency	$423.3	$400.7	$820.1	$575.1	$205.6	$(16.0)	$764.7

(a) Includes deferred revenue purchase accounting adjustments	$(2.1)	$(38.0)	$(19.5)	$(60.1)	$—	$(16.0)	$(76.1)

North America	$354.3	$360.9	$695.8	$542.1	$148.2	$—	$690.3
International	68.4	76.0	139.6	91.0	56.4	—	147.4
Segment revenue	422.7	436.9	$835.4	633.1	204.6	—	837.7
Corporate and other	(2.1)	(38.0)	(19.5)	(60.1)	—	(16.0)	(76.1)
Foreign currency impact	2.7	1.8	4.2	2.1	1.0	—	3.1
Adjusted revenue before the effect of foreign currency	$423.3	$400.7	$820.1	$575.1	$205.6	$(16.0)	$764.7

	Three-Month Period		Six-Month Period

	Successor				Predecessor	Pro Forma Adjustments for the Six Months Ended June 30, 2019	Combined Pro Forma Six Months Ended June 30, 2019
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / Dun & Bradstreet Corporation (Predecessor)	$(207.1)	$(94.0)	$(165.6)	$(321.9)	$(75.6)	$150.7	$(246.8)
Depreciation and amortization	132.6	136.8	266.9	217.3	11.1	45.1	273.5
Interest expense - net	77.8	85.4	160.5	133.4	5.2	29.7	168.3
(Benefit) provision for income tax - net	(27.5)	(23.1)	(101.8)	(60.1)	(27.5)	47.2	(40.4)
EBITDA	(24.2)	105.1	160.0	(31.3)	(86.8)	272.7	154.6
Other income (expense) - net	122.7	(8.1)	32.7	(12.3)	86.0	(89.5)	(15.8)
Equity in net income of affiliates	(0.6)	(2.8)	(1.2)	(2.9)	(0.5)	—	(3.4)
Net income (loss) attributable to non-controlling interest	1.2	1.5	1.6	1.9	0.8	—	2.7
Dividends allocated to preferred stockholders	32.1	32.0	64.1	49.9	—	13.7	63.6
International lag adjustment	—	—	—	—	2.7	—	2.7
Other incremental or reduced expenses from the application of purchase accounting	(4.9)	(6.4)	(9.9)	(10.5)	—	(3.1)	(13.6)
Equity-based compensation	25.1	3.7	28.9	4.2	11.7	(10.4)	5.5
Restructuring charges	6.8	17.4	11.3	35.9	0.1	—	36.0
Merger and acquisition-related operating costs	2.0	1.2	4.4	148.6	52.0	(199.4)	1.2
Transition costs	15.7	2.5	17.3	3.5	0.3	—	3.8
Legal reserve associated with significant legal and regulatory matters	—	0.1	—	(0.2)	—	—	(0.2)
Asset impairment	0.2	2.3	0.3	2.3	—	—	2.3
Adjusted EBITDA	$176.1	$148.5	$309.5	$189.1	$66.3	$(16.0)	$239.4

North America	170.1	175.1	313.9	246.6	55.3	—	301.9
International	20.2	27.5	43.4	30.3	20.3	—	50.6
Corporate and other (a)	(14.2)	(54.1)	(47.8)	(87.8)	(9.3)	(16.0)	(113.1)
Adjusted EBITDA (a)	$176.1	$148.5	$309.5	$189.1	$66.3	$(16.0)	$239.4
Adjusted EBITDA Margin (a)	41.9%	37.2%	37.9%	33.0%	32.4%	—%	31.4%
(a) Including impact of deferred revenue purchase accounting adjustments:
Impact to adjusted EBITDA	$(2.1)	$(38.0)	$(19.5)	$(60.1)	$—	$(16.0)	$(76.1)
Impact to adjusted EBITDA margin	(0.3)%	(5.5)%	(1.5)%	(6.4)%	—%	N/A	(6.2)%

	Three-Month Period		Six-Month Period

	Successor				Predecessor	Pro Forma Adjustments for the Six Months Ended June 30, 2019	Combined Pro Forma Six Months Ended June 30, 2019
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(207.1)	$(94.0)	$(165.6)	$(321.9)	$(75.6)	$150.7	$(246.8)
Lag adjustment	—	—	—	—	2.7	—	2.7
Incremental amortization of intangible assets resulting from the application of purchase accounting	117.6	123.4	237.7	197.2	3.0	45.1	245.3
Other incremental or reduced expenses from the application of purchase accounting	(4.9)	(6.4)	(9.9)	(10.5)	—	(3.1)	(13.6)
Equity-based compensation	25.1	3.7	28.9	4.2	11.7	(10.4)	5.5
Restructuring charges	6.8	17.4	11.3	35.9	0.1	—	36.0
Merger and acquisition-related operating costs	2.0	1.2	4.4	148.6	52.0	(199.4)	1.2
Transition costs	15.7	2.5	17.3	3.5	0.3	—	3.8
Legal reserve and costs associated with significant legal and regulatory matters	—	0.1	—	(0.2)	—	—	(0.2)
Change in fair value of make-whole derivative liability	102.6	—	32.8	—	—		—
Asset impairment	0.2	2.3	0.3	2.3	—	—	2.3
Non-recurring pension charges	—	—	—	0.1	89.4	(89.5)	—
Predecessor pro forma incremental interest expense	—	—	—	—	—	29.7	29.7
Dividends allocated to preferred stockholders	32.1	32.0	64.1	49.9	—	13.7	63.6
Merger and acquisition-related non-operating costs	—	—	—	(0.8)	0.5	—	(0.3)
Debt refinancing and extinguishment costs	41.3	—	48.3	—	—	—	—
Tax impact of the CARES Act	1.9	—	(53.7)	—	—	—	—
Tax effect of the non-GAAP and pro forma adjustments	(51.7)	(37.5)	(85.6)	(72.4)	(38.3)	50.8	(59.9)
Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor) (a)	$81.6	$44.7	$130.3	$35.9	$45.8	$(12.4)	$69.3
Adjusted diluted earnings (loss) per share of common stock	$0.26	$0.14	$0.41	$0.11	$0.15	$(0.04)	$0.22
Weighted average number of shares outstanding - diluted (b)	314.5	314.5	314.5	314.5	314.5	314.5	314.5

(a) Including impact of deferred revenue purchase accounting adjustments:
Pre-tax impact	$(2.1)	$(38.0)	$(19.5)	$(60.1)	$—	$(16.0)	$(76.1)
Tax impact	0.5	8.2	5.0	12.9	—	3.6	16.5
Net impact to Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(1.6)	$(29.8)	$(14.5)	$(47.2)	$—	$(12.4)	$(59.6)
Net impact to adjusted diluted earnings (loss) per share of common stock	$—	$(0.10)	$(0.05)	$(0.15)	$—	N/A	$(0.15)

(b) For consistency purposes, we assume the stock split effected on June 23, 2020 at the beginning of each of the Predecessor periods.

Revenue
Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019
Total revenue increased $21.7 million, or 5% (6% before the effect of foreign exchange) for the three months ended June 30, 2020 (Successor), compared to the three months ended June 30, 2019 (Successor). The increase in total revenue was primarily due to the net impact of lower purchase accounting deferred revenue adjustments of $35.9 million, partially offset by a decrease in the current year period in North America revenue of $6.6 million, or 2% (both after and before the effect of foreign exchange) and a decrease in International revenue of $7.6 million, or 10% (9% decrease before the effect of foreign exchange).

Six Months Ended June 30, 2020 (Successor) vs. Six Months Ended June 30, 2019 (Combined)

Total revenue was $815.9 million for the six months ended June 30, 2020 (Successor), $573.0 million for the period from January 1, 2019 to June 30, 2019 (Successor), and $178.7 million for the period from January 1, 2019 to February 7, 2019 (Predecessor). Total revenue increased $242.9 million, or 42%, and $637.2 million, or 357%, for the six months ended June 30, 2020 (Successor), compared to the prior year period from January 1, 2019 to June 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction. In addition, revenue was reduced by $19.5 million and $60.1 million for the six months ended June 30, 2020 (Successor) and for the period from January 1, 2019 to June 30, 2019 (Successor), respectively, as a result of deferred revenue adjustments arising from the Take-Private Transaction. Revenue for the period from January 1, 2019 to February 7, 2019 (Predecessor) was reduced by $25.9 million due to the International lag adjustment.

Total revenue increased $80.2 million, or 11% (both after and before the effect of foreign exchange), for the six months ended June 30, 2020 (Successor) compared to the combined pro forma six months ended June 30, 2019. The increase in total revenue for the six months ended June 30, 2020 compared to the combined pro forma six months ended June 30, 2019 was primarily due to the net impact of lower purchase accounting deferred revenue adjustments of $56.6 million (inclusive of pro forma deferred revenue adjustment), which had an impact of approximately eight percentage points on the year over year increase, and the International lag adjustment of $25.9 million included in the prior year period which had an impact of approximately four percentage points on the year over year increase. The above increases were partially offset by a net decrease in total segment revenue for the six months ended June 30, 2020 (Successor), compared to the combined pro forma six months ended June 30, 2019, driven by a decrease in International total revenue of $7.8 million, or 5% (both after and before the effect of foreign exchange), partially offset by an increase in North America total revenue of $5.5 million, or 1% (both after and before the effect of foreign exchange).

Revenue by segment was as follows (in millions):

	Three-Month Period		Six-Month Period

	Successor				Predecessor	Pro Forma Adjustments for the Six Months Ended June 30, 2019	Combined Pro Forma Six Months Ended June 30, 2019 (1)
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
North America:
Finance & Risk	$193.6	$200.8	$386.6	$302.7	$80.4	$—	$383.1
Sales & Marketing	160.7	160.1	309.2	239.4	67.8	—	307.2
Total North America	$354.3	$360.9	$695.8	$542.1	$148.2	$—	$690.3
International:
Finance & Risk	$55.9	$63.9	$113.4	$75.7	$43.4	$—	$119.1
Sales & Marketing	12.5	12.1	26.2	15.3	13.0	—	28.3
Total International	$68.4	$76.0	$139.6	$91.0	$56.4	$—	$147.4
Corporate and Other:
Finance & Risk	$(0.3)	$(23.1)	$(10.2)	$(36.5)	$(19.2)	$(9.7)	$(65.4)
Sales & Marketing	(1.8)	(14.9)	(9.3)	(23.6)	(6.7)	(6.3)	(36.6)
Total Corporate and Other (2)	$(2.1)	$(38.0)	$(19.5)	$(60.1)	$(25.9)	$(16.0)	$(102.0)
Total Revenue:
Finance & Risk	$249.2	$241.6	$489.8	$341.9	$104.6	$(9.7)	$436.8
Sales & Marketing	171.4	157.3	326.1	231.1	74.1	(6.3)	298.9
Total Revenue	$420.6	$398.9	$815.9	$573.0	$178.7	$(16.0)	$735.7
(1) See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the Six Months Ended June 30, 2019 included elsewhere within Item 2.

(2) Revenue for Corporate and Other represents deferred revenue purchase accounting and International lag adjustments recorded in accordance with GAAP related to the Take-Private Transaction and recent acquisitions.
North America Segment
For the three months ended June 30, 2020 (Successor), North America revenue decreased $6.6 million, or 2% (both after and before the effect of foreign exchange) compared to the three months ended June 30, 2019 (Successor). The decrease was due to decreased revenue from Finance & Risk solutions, partially offset by an increase in Sales & Marketing solutions. See further discussion below on revenue by solutions.
For the six months ended June 30, 2020 (Successor), North America revenue increased $153.7 million, or 28%, and $547.6 million, or 370%, compared to the prior year period from January 1, 2019 to June 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the six months ended June 30, 2020, North America revenue increased $5.5 million, or 1% (both after and before the effect of foreign exchange) compared to the combined pro forma six months ended June 30, 2019. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended June 30, 2020 (Successor), North America Finance & Risk revenue decreased $7.2 million, or 4% (both after and before the effect of foreign exchange) compared to the three months ended June 30, 2019 (Successor). The decrease was primarily driven by lower revenue of approximately $6 million due to structural changes we made within our legacy Credibility solutions, along with the impact of COVID-19 which contributed to lower usage revenues across our Finance and Risk solutions of approximately $4 million. These declines were partially offset by an increase in our subscription-based revenues of approximately $3 million.

For the six months ended June 30, 2020 (Successor), North America Finance & Risk revenue increased $83.9 million, or 28%, and $306.2 million, or 381%, compared to the prior year period from January 1, 2019 to June 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the six months ended June 30, 2020, North America Finance & Risk revenue increased $3.5 million, or 1% (both after and before the effect of foreign exchange) compared to the combined pro forma six months ended June 30, 2019. The increase was primarily due to higher subscription-based revenue of approximately $15 million, partially offset by lower revenue of approximately $7 million primarily due to structural changes we made within our legacy Credibility solutions and lower usage. In addition, the impact of COVID-19 contributed to lower usage revenue across our Finance and Risk solutions of approximately $4 million.
Sales & Marketing
For the three months ended June 30, 2020 (Successor), North America Sales & Marketing revenue increased $0.6 million, or less than 1% (both after and before the effect of foreign exchange) compared to the three months ended June 30, 2019 (Successor). The increase was primarily due to revenue of $4.7 million from the acquisition of Lattice, which was acquired at the beginning of the third quarter of 2019, partially offset by lower royalty revenue of approximately $4 million from Data.com legacy partnership.
For the six months ended June 30, 2020 (Successor), North America Sales & Marketing revenue increased $69.8 million, or 29%, and $241.4 million, or 356%, compared to the prior year period from January 1, 2019 to June 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.

For the six months ended June 30, 2020, North America Sales & Marketing revenue increased $2.0 million, or 1% (both after and before the effect of foreign exchange) compared to the combined pro forma six months ended June 30, 2019. The increase was primarily due to revenue of $9.6 million from the acquisition of Lattice, which was acquired at the beginning of the third quarter of 2019, partially offset by lower royalty revenue of approximately $8 million from Data.com legacy partnership.

International Segment
For the three months ended June 30, 2020 (Successor), International revenue decreased $7.6 million, or 10% (9% before the effect of foreign exchange) compared to the three months ended June 30, 2019 (Successor). Excluding the negative impact of foreign exchange of $0.7 million, decreased revenue of $6.9 million was due to declines in Finance & Risk solutions, partially offset by increases in Sales & Marketing solutions. See further discussion below on revenue by solutions.
For the six months ended June 30, 2020 (Successor), International revenue increased $48.6 million, or 53%, and $83.2 million, or 147%, compared to the prior year period from January 1, 2019 to June 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the six months ended June 30, 2020, International revenue decreased $7.8 million, or 5% (both after and before the effect of foreign exchange) compared to the combined pro forma six months ended June 30, 2019. Excluding the negative impact of foreign exchange of $0.9 million, revenue decreased $6.9 million. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended June 30, 2020 (Successor), International Finance & Risk revenue decreased $8.0 million, or 12% (11% before the effect of foreign exchange) compared to the three months ended June 30, 2019 (Successor). Excluding the negative impact of foreign exchange of $0.6 million, the $7.4 million decline in revenue was driven primarily by lower revenue of approximately $4 million from WWN alliances due to non-recurring revenue in the prior year period. In addition, revenue from our U.K. market was impacted by timing of usage of approximately $2 million related to a specific customer. Lastly, lower usage volume in our Asia market of approximately $2 million was primarily due to the impact of COVID-19.

For the six months ended June 30, 2020 (Successor), International Finance & Risk revenue increased $37.7 million, or 50%, and $70.0 million, or 162%, compared to the prior year period from January 1, 2019 to June 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the six months ended June 30, 2020, International Finance & Risk revenue decreased $5.7 million, or 5% (4% before the effect of foreign exchange) compared to the combined pro forma six months ended June 30, 2019. Excluding the negative impact of foreign exchange of $0.7 million, decreased revenue of $5.0 million was driven primarily by lower revenue from WWN alliances of approximately $2 million mainly due to non-recurring revenue in the prior year period and lower revenue of approximately $2 million due to timing of usage related to a specific customer in our U.K. market.
Sales and Marketing
For the three months ended June 30, 2020 (Successor), International Sales & Marketing revenue increased $0.4 million, or 4% (both after and before the effect of foreign exchange) compared to the three months ended June 30, 2019 (Successor). Increased revenue was primarily due to increased product royalties from WWN alliances of $0.7 million.
For the six months ended June 30, 2020 (Successor) International Sales & Marketing revenue increased $10.9 million, or 71%, and $13.2 million, or 101%, compared to the prior year period from January 1, 2019 to June 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the six months ended June 30, 2020, International Sales & Marketing revenue decreased $2.1 million, or 8% (7% decrease before the effect of foreign exchange) compared to the combined pro forma six months ended June 30, 2019. Excluding the negative impact of foreign exchange of $0.2 million, International Sales & Marketing revenue declined $1.9 million, primarily driven by lower product royalties from WWN alliances of $1.5 million.
Consolidated Operating Costs
Consolidated operating costs were as follows:

	Three-Month Period		Six-Month Period

	Successor				Predecessor	Combined Pro Forma Six Months Ended June 30, 2019 (1)
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
Operating expenses	$139.2	$127.8	$278.1	$192.2	$56.7	$248.9
Selling and administrative expenses	143.4	126.0	269.3	339.6	122.4	249.1
Depreciation and amortization	132.6	136.8	266.9	217.3	11.1	273.5
Restructuring charge	6.8	17.4	11.3	35.9	0.1	36.0
Operating costs	$422.0	$408.0	$825.6	$785.0	$190.3	$807.5
Operating income (loss)	$(1.4)	$(9.1)	$(9.7)	$(212.0)	$(11.6)	$(71.8)

(1) See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the Six Months Ended June 30, 2019 included elsewhere within Item 2.
Operating expenses were $139.2 million for the three months ended June 30, 2020 (Successor), an increase of $11.4 million, or 9%, compared to the three months ended June 30, 2019 (Successor), primarily due to an infrastructure related one-time transition cost of approximately $8 million in the current year period and $3.6 million from the acquisition of Lattice, which was acquired at the beginning of the third quarter of 2019.

Operating expenses were $278.1 million for the six months ended June 30, 2020 (Successor), an increase of $85.9 million, or 45%, compared to the prior year period from January 1, 2019 to June 30, 2019 (Successor) and an increase of $221.4 million, or 390%, compared to the period from January 1, 2019 to February 7, 2019 (Predecessor), primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
Operating expenses increased $29.2 million, or 12%, for the six months ended June 30, 2020 compared to the combined pro forma six months ended June 30, 2019, primarily due to additional costs of $11.6 million from the acquisition of Lattice, increased fulfillment and data acquisition costs of approximately $8 million, higher data processing costs of approximately $8 million and an infrastructure related one-time transition cost of approximately $8 million, partially offset by lower personnel and travel costs of approximately $8 million and higher capitalizable costs of approximately $9 million.The remaining increase was primarily due to the International lag adjustment of $14.8 million included in the prior year period associated with the Take-Private Transaction.
Selling and Administrative Expenses
Selling and administrative expenses were $143.4 million for the three months ended June 30, 2020 (Successor), an increase of $17.4 million, or 14%, compared to the three months ended June 30, 2019 (Successor), primarily due to higher equity-based compensation of approximately $21 million in the current year period related to stock options granted in connection with the IPO and additional costs of $2.8 million from the acquisition of Lattice, partially offset by lower net personnel and travel expenses of approximately $11 million primarily resulting from ongoing cost management efforts.
        Selling and administrative expenses were $269.3 million for the six months ended June 30, 2020 (Successor), a decrease of $70.3 million, or 21%, compared to the period from January 1, 2019 to June 30, 2019 (Successor), and an increase of $146.9 million, or 120%, compared to the period from January 1, 2019 to February 7, 2020 (Predecessor). The decrease compared to the prior year Successor period was primarily due to the Successor transaction costs of $147.4 million included in the prior year period, partially offset by the impact of the partial period results reflected in the prior year period resulting from the Take-Private Transaction. The increase compared to the prior year Predecessor period was primarily due to the impact of partial period results reflected in the prior year period as a result of the Take-Private Transaction, partially offset by the Predecessor transaction costs of $52.0 million included in the prior year period.

Selling and administrative expenses were $249.1 million for the combined pro forma six months ended June 30, 2019, excluding one-time transaction costs directly attributable to the Take-Private Transaction. Selling and administrative expenses increased $20.2 million, or 8%, for the six months ended June 30, 2020, compared to the combined pro forma six months ended June 30, 2019. The increase was primarily due to higher equity-based compensation of approximately $25 million in the current year period related to options granted in connection with the IPO, the International lag adjustment of $8.3 million included in the prior year period associated with the Take-Private Transaction, and additional costs of $3.0 million related to the acquisition of Lattice. The aforementioned increases were partially offset by lower personnel and travel costs of approximately $21 million primarily resulting from ongoing cost management efforts.

Depreciation and Amortization
Depreciation and amortization expenses were $132.6 million for the three months ended June 30, 2020 (Successor), a decrease of $4.2 million, or 3%, compared to the three months ended June 30, 2019 (Successor), primarily due to the accelerating amortization method applied to the customer relationship and database intangible assets recognized in connection with the Take-Private Transaction.
Depreciation and amortization expenses were $266.9 million, $217.3 million and $11.1 million for the six months ended June 30, 2020 (Successor), the period from January 1, 2019 to June 30, 2019 (Successor), and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. Higher depreciation and amortization for the six months ended June 30, 2020 (Successor) compared to each of the prior year periods was primarily due to the impact of the partial period results reflected in each of the prior year periods as a result of the Take-Private Transaction. In addition, higher depreciation and amortization in each of the Successor periods was related to recognized intangible assets arising from the Take-Private Transaction.
Depreciation and amortization decreased $6.6 million, or 2%, for the six months ended June 30, 2020, compared to the combined pro forma six months ended June 30, 2019. The decrease in depreciation and amortization was primarily as a result of the accelerating amortization method applied to the customer relationship and database intangible assets recognized in connection with the Take-Private Transaction.

Restructuring Charge
Restructuring charges were $6.8 million for the three months ended June 30, 2020 (Successor), a decrease of $10.6 million, or 61%, compared to the three months ended June 30, 2019 (Successor). Higher restructuring charges in the three months ended June 30, 2019 (Successor) were a result of the restructuring plan management implemented after the Take-Private Transaction to remove duplicate headcount, reduce future operating expenses, and improve operational performance and profitability.

We recorded restructuring charges of $11.3 million for the six months ended June 30, 2020 (Successor), $35.9 million for the Successor period from January 1, 2019 to June 30, 2019 (Successor), and $0.1 million for the Predecessor period from January 1, 2019 to February 7, 2019, respectively. Higher restructuring charges in the period from January 1, 2019 to June 30, 2019 was as a result of the restructuring plan management implemented after the Take-Private Transaction to remove duplicate headcount, reduce future operating expenses, and improve operational performance and profitability. These initiatives have resulted in approximately $220 million of net annualized run-rate savings as of June 30, 2020. See Note 4 to the unaudited condensed consolidated financial statements.
Operating Income (Loss)
Consolidated operating loss was $1.4 million for the three months ended June 30, 2020, an improvement of $7.7 million, or 85%, compared to the three months ended June 30, 2019 (Successor). The increase was primarily due to higher revenue of $21.7 million in the current year period driven by the net impact of lower deferred revenue adjustments of $35.9 million, lower personnel and travel costs of approximately $14 million and higher capitalizable costs of approximately $8 million, partially offset by higher operating costs in the current year period primarily due to higher equity-based compensation of approximately $21 million related to stock options granted in connection with the IPO, higher data processing costs of approximately $8 million, and an infrastructure related one-time technology transition cost of approximately $8 million.
Consolidated operating loss was $9.7 million, $212.0 million and $11.6 million for the six months ended June 30, 2020 (Successor), the Successor period from January 1, 2019 to June 30, 2019, and the Predecessor period from January 1, 2019 to February 7, 2019, respectively. Lower operating loss for the six months ended June 30, 2020 compared to the period from January 1, 2019 to June 30, 2019 was primarily due to Successor transaction costs of $147.4 million included in the prior year Successor period, higher restructuring charges of $24.6 million in the prior year period, and the net impact of partial period results reflected in the prior year period resulting from the Take-Private Transaction. Lower operating loss for the Successor six months ended June 30, 2020 compared to the Predecessor period from January 1, 2019 to February 7, 2019 was primarily due to the impact of partial period results and the Predecessor transaction costs of $52.0 million reflected in the prior year Predecessor period, partially offset by the higher depreciation and amortization costs of $255.8 million included in the current year period resulting from the recognized intangible assets in connection with the Take-Private Transaction.

Consolidated operating loss for the six months ended June 30, 2020 was $9.7 million compared to consolidated operating loss of $71.8 million for the combined pro forma six months ended June 30, 2019, an improvement of $62.1 million, or 86%. The increase was primarily due to increased revenues of $80.2 million during the six months ended June 30, 2020, due to the net impact of lower deferred revenue adjustments of $56.6 million, higher restructuring charge of $24.7 million in the combined pro forma six months ended June 30, 2019, and lower personnel and travel costs of approximately $29 million in the current year period primarily resulting from ongoing cost management efforts, partially offset by higher equity-based compensation of approximately $25 million related to stock options granted on June 30, 2020 in connection with the IPO, increased technology costs of $16 million related to data processing and data acquisition costs, an infrastructure related one-time transition cost of approximately $8 million in the current year period and operating loss of $5.3 million related to the acquisition of Lattice.

Adjusted EBITDA and adjusted EBITDA margin by segment was as follows:

	Three-Month Period		Six-Month Period

	Successor				Predecessor	Combined Pro Forma Six Months Ended June 30, 2019 (1)
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
North America:
Adjusted EBITDA	$170.1	$175.1	$313.9	$246.6	$55.3	$301.9
Adjusted EBITDA margin	48.0%	48.5%	45.1%	45.5%	37.3%	43.7%
International:
Adjusted EBITDA	$20.2	$27.5	$43.4	$30.3	$20.3	$50.6
Adjusted EBITDA margin	29.5%	36.2%	31.1%	33.3%	35.9%	34.4%
Corporate and Other:
Adjusted EBITDA	$(14.2)	$(54.1)	$(47.8)	$(87.8)	$(9.3)	$(113.1)
Consolidated total:
Adjusted EBITDA	$176.1	$148.5	$309.5	$189.1	$66.3	$239.4
Adjusted EBITDA margin	41.9%	37.2%	37.9%	33.0%	32.4%	31.4%

(1) See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the Six Months Ended June 30, 2019 included elsewhere within Item 2.
Consolidated
Consolidated adjusted EBITDA was $176.1 million for the three months ended June 30, 2020 (Successor), an increase of $27.6 million, or 19%, compared to the three months ended June 30, 2019 (Successor). Consolidated adjusted EBITDA margin was 41.9% for the three months ended June 30, 2020 compared to 37.2% for the three months ended June 30, 2019, an improvement of 470 basis points. The improvement in adjusted EBITDA was primarily due to the net impact of higher revenue of $21.7 due to lower purchase accounting deferred revenue adjustments of $35.9 million which had an impact of five percentage points on the year over year margin improvement, and lower personnel and travel costs of approximately $14 million, partially offset by higher data processing costs of approximately $8 million, higher data acquisition of approximately $5 million and EBITDA loss of $1.7 million from the acquisition of Lattice.
Consolidated adjusted EBITDA was $309.5 million, $189.1 million and $66.3 million for the six months ended June 30, 2020 (Successor), the period from January 1, 2019 to June 30, 2019 (Successor), and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. Higher adjusted EBITDA for the six months ended June 30, 2020 (Successor) compared to each of the prior year periods was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
Consolidated adjusted EBITDA was $309.5 million for the six months ended June 30, 2020, compared to $239.4 million for the combined pro forma six months ended June 30, 2019, an increase of $70.1 million, or 29%. Consolidated adjusted EBITDA margin was 37.9% for the six months ended June 30, 2020 compared to 31.4% for the combined pro forma six months ended June 30, 2019, an improvement of 650 basis points. The improvement in adjusted EBITDA was primarily due to higher revenue of $80.2 million due to the net impact of lower purchase accounting deferred revenue adjustments of $56.6 million (inclusive of pro forma deferred revenue adjustment), which had an impact of five percentage points on the year over year margin improvement. The remaining improvement was primarily due to lower personnel and travel costs of approximately $29 million in the current year period primarily resulting from ongoing cost management efforts, partially offset by higher data processing and data acquisition costs of approximately $16 and adjusted EBITDA loss of $5.1 million attributable to the acquisition of Lattice.

North America adjusted EBITDA decreased $5.0 million, or 3%, for the three months ended June 30, 2020 (Successor), compared to the three months ended June 30, 2019 (Successor). Adjusted EBITDA margin decreased 50 basis points for the three months ended June 30, 2020 (Successor) compared to the three months ended June 30, 2019 (Successor). The decrease was primarily due to lower revenue of $6.6 million in the three months ended June 30, 2020.

North America adjusted EBITDA increased $12.0 million, or 4%, for the six months ended June 30, 2020, compared to the combined pro forma six months ended June 30, 2019. Adjusted EBITDA margin increased 140 basis points for the six months ended June 30, 2020 compared to the combined pro forma six months ended June 30, 2019. The improvement in both adjusted EBITDA and adjusted EBITDA margin was primarily due to higher revenue of $5.5 million in the six months ended June 30, 2020 and lower net personnel related costs and professional fees of approximately $19 million primarily resulting from ongoing cost management efforts, partially offset by higher technology costs of $9 million related to data processing and data acquisition costs and EBITDA loss of $5.1 million attributable to the acquisition of Lattice.
International Segment
International adjusted EBITDA decreased $7.3 million, or 27%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Adjusted EBITDA margin decreased 670 basis points for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was primarily due to lower revenue of $7.6 million in the three months ended June 30, 2020.
International adjusted EBITDA decreased $7.2 million, or 14%, for the six months ended June 30, 2020, compared to the combined pro forma six months ended June 30, 2019. Adjusted EBITDA margin decreased 330 basis points for the six months ended June 30, 2020 compared to the combined pro forma six months ended June 30, 2019. The decrease in both adjusted EBITDA and adjusted EBITDA margin was primarily due to lower revenue of $7.8 million in the six months ended June 30, 2020.
Corporate and Other
Corporate adjusted EBITDA improved $39.9 million, or 74%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The improvement was primarily due to the net impact of lower purchase accounting deferred revenue adjustments of $35.9 million, which had an impact of 49 percentage points on the year over year increase.

Corporate adjusted EBITDA for the six months ended June 30, 2020 improved by $65.3 million, or 58%, compared to the combined pro forma six months ended June 30, 2019. The improvement was primarily due to the net impact of lower purchase accounting deferred revenue adjustments of $56.6 million (inclusive of pro forma deferred revenue adjustment), which had an impact of 34 percentage points on the year over year increase. The remaining improvement was primarily attributable to lower personnel costs resulting from ongoing cost management efforts.

Interest Income (Expense) — Net
Interest income (expense) – net was as follows:

	Three-Month Period		Six-Month Period

	Successor				Predecessor	Combined Pro Forma Six Months Ended June 30, 2019 (1)
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
Interest income	$0.2	$0.6	$0.5	$1.6	$0.3	$1.9
Interest expense	(78.0)	(86.0)	(161.0)	(135.0)	(5.5)	(170.2)
Interest income (expense) – net	$(77.8)	$(85.4)	$(160.5)	$(133.4)	$(5.2)	$(168.3)

(1) See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the Six Months Ended June 30, 2019 included elsewhere within Item 2.
Interest expense decreased $8.0 million for the Successor three months ended June 30, 2020 compared to the Successor three months ended June 30, 2019 primarily due to lower interest rates in the three months ended June 30, 2020. See Note 5 for further discussion.

Interest income decreased $1.1 million for the Successor six months ended June 30, 2020 compared to the Successor period from January 1, 2019 to June 30, 2019, primarily attributable to one-time interest income related to the settlement fund in connection with the Take-Private Transaction recorded in the prior year Successor period.
Interest expense increased during each of the Successor six months ended June 30, 2020 and the Successor period from January 1, 2019 to June 30, 2019, compared to the Predecessor period from January 1, 2019 to February 7, 2019. The increase was attributable to higher average amounts of debt outstanding. In addition, higher interest expense for the Successor six months ended June 30, 2020 compared to each of the 2019 periods was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
Interest expense decreased $9.2 million for the six months ended June 30, 2020, compared to the combined pro forma six months ended June 30, 2019 primarily due to lower interest rates in the six months ended June 30, 2020. See Note 5 for further discussion.
Other Income (Expense) — Net
Other income (expense) - net was as follows:

	Three-Month Period		Six-Month Period

	Successor				Predecessor	Combined Pro Forma Six Months Ended June 30, 2019 (1)
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
Non-operating pension income (expense)	$11.4	$10.1	$23.0	$15.7	$(85.7)	$19.6
Change in fair value of make-whole derivative liability (2)	(102.6)	—	(32.8)	—	—	—
Partial debt redemption premium	(30.8)	—	(30.8)	—	—	—
Miscellaneous other income (expense) – Net	(0.7)	(2.0)	7.9	(3.4)	(0.3)	(3.8)
Other income (expense) – net	$(122.7)	$8.1	$(32.7)	$12.3	$(86.0)	$15.8

(1) See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the Six Months Ended June 30, 2019 included elsewhere within Item 2.
(2) Related to the make-whole provision associated with the Series A Preferred Stock. See Note 17 to the unaudited condensed consolidated financial statements.

Non-operating pension income (expense) was an income of $11.4 million for the three months ended June 30, 2020 compared to $10.1 million for the three months ended June 30, 2019, an increase of $1.3 million, primarily due to lower interest costs in the current year period.

Non-operating pension income (expense) was an income of $23.0 million for the Successor six months ended June 30, 2020, an income of $15.7 million for the Successor period from January 1, 2019 to June 30, 2019, and an expense of $85.7 million for the Predecessor period from January 1, 2019 to February 7, 2019. A one-time settlement charge of $85.8 million related to our U.S. Non-Qualified plan was included in the Predecessor period from January 1, 2019 to February 8, 2019. Higher income for the Successor six months ended June 30, 2020 and the Successor period from January 1, 2019 to June 30, 2019 was also due to the elimination of actuarial loss amortization as a result of the application of purchase accounting in connection with the Take-Private Transaction. Excluding the impact of the one-time settlement charge and the actuarial loss amortization included in the Predecessor period from January 1, 2019 to February 7, 2019, both attributable to the Take-Private Transaction, non-operating pension income was $19.6 million for the combined pro forma six months ended June 30, 2019.
The change in fair value of make-whole derivative liability relates to the valuation of a derivative bifurcated in accordance with GAAP from the Series A Preferred Stock that was issued in February 2019 to finance the Take-Private Transaction. Beginning in November 2019, we determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable before November 8, 2021. We recorded a loss of $102.6 million and $32.8 million in the Successor three-month and six-month periods ended June 30, 2020, respectively, to adjust the fair value of the make-

whole derivative liability based on management’s estimate of probability and timing of the triggering event associated with the make-whole derivative liability.
The increase in miscellaneous other income (expense) - net of $1.3 million for the Successor three months ended June 30, 2020, compared to the Successor three months ended June 30, 2019, was primarily driven by higher foreign exchange gains in the current year period due to certain intercompany loan exposures no longer being hedged.
The changes in miscellaneous other income (expense) - net of $11.3 million and $8.2 million for the Successor six months ended June 30, 2020, compared to the Successor period from January 1, 2019 to June 30, 2019 and the Predecessor period from January 1, 2019 to February 7, 2019, respectively, were primarily driven by higher foreign exchange income in the current year period due to certain intercompany loan exposures no longer being hedged.
Provision for Income Taxes
In response to liquidity issues that businesses are facing as a result of the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 by the U.S. government. The Act provides for a five-year carryback of federal net operating losses generated in tax years beginning in 2018, 2019, or 2020. In addition, the Act temporarily increases the deductible interest expense, for tax years beginning in 2019 and 2020. See further discussion below.
The effective tax rate for the three months ended June 30, 2020 (Successor) was 13.6%, reflecting a tax benefit of $27.5 million on a pre-tax loss of $201.9 million, compared to 26.7% for the three months ended June 30, 2019, reflecting a tax benefit of $23.1 million on a pre-tax loss of $86.4 million. The lower effective tax rate for the three months ended June 30, 2020 compared to the prior year period was primarily due to the non-deductible expense associated with the fair value adjustment related to the Series A Preferred Stock make-whole derivative liability.

The effective tax rate for the six months ended June 30, 2020 (Successor) was 50.2%, reflecting a tax benefit of $101.8 million on a pre-tax loss of $202.9 million, compared to 18.0% for the period from January 1, 2019 to June 30, 2019 (Successor), reflecting a tax benefit of $60.1 million on a pre-tax loss of $333.1 million, and 26.7% for the period from January 1, 2019 to February 7, 2019 (Predecessor), reflecting a tax benefit of $27.5 million on a pre-tax loss of $102.8 million. The effective tax rate for the six months ended June 30, 2020 (Successor) was positively impacted by the $53.7 million net benefit resulting from the enactment of the Act which allows for the carryback of U.S. net operating losses arising in 2018, 2019 or 2020 to each of the five preceding years for which the corporate tax rate for certain years was 35% (periods prior to 2018), as compared to the current 21% tax rate. The aforementioned benefit was partially offset by the impact of non-deductible expense associated with the fair value adjustment related to the Series A Preferred Stock make-whole derivative liability. The effective rate for both the period from January 1, 2019 to June 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), was negatively impacted by non-deductible transaction costs incurred as part of the Take-Private Transaction, partially offset by the excess tax benefit related to the acceleration of the vesting of equity-based awards in connection with the Take-Private Transaction for the period January 1, 2019 to February 7, 2019 (Predecessor).

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $207.1 million and $94.0 million, for the Successor three months ended June 30, 2020 and 2019, respectively. Higher loss of $113.1 million for the three months ended June 30, 2020 (Successor) compared to the prior year period was primarily due to:

•the adjustments of $102.6 million to the fair value of the make-whole derivative liability related to the Series A Preferred Stock;
•call premium expense of $30.8 million for the partial redemption of our 10.250% Senior Unsecured Notes; and
•higher equity-based compensation of approximately $21 million primarily due to options granted in connection with the IPO;

partially offset by

•lower net deferred revenue adjustment of $35.9 million.

Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor) was a net loss of $165.6 million, $321.9 million and $75.6 million for the Successor six months ended June 30, 2020, the Successor period from January 1, 2019 to June 30, 2019, and the Predecessor period from January 1, 2019 to February 7, 2019, respectively. Lower net loss of $156.3 million for the Successor six months ended June 30, 2020, compared to the Successor period from January 1, 2019 to June 30, 2019, was primarily due to:

•transaction costs of approximately $147 million incurred in connection with the Take-Private Transaction included in the 2019 Successor period;
• higher income tax benefit of $41.7 million for the Successor six months ended June 30, 2020 related to the CARES Act,
•lower net deferred revenue adjustment of $40.6 million; and
•restructuring costs that were lower by $24.6 million in the Successor six months ended June 30, 2020;

partially offset by

•an increase in the fair value of the make-whole derivative liability recorded in connection with the make-whole provision for the Series A Preferred Stock, resulting in a loss of $32.8 million in the Successor six months ended June 30, 2020;
•call premium expense of $30.8 million for the partial redemption of our 10.250% Senior Unsecured Notes;
•higher equity-based compensation of approximately $25 million primarily due to options granted in connection with the IPO; and
•the remaining change was primarily attributable to the partial period results reflected in the prior year Successor period from January 1, 2019 to June 30, 2019.

Higher net loss of $90.0 million for the Successor six months ended June 30, 2020 compared to the Predecessor period from January 1, 2019 to February 7, 2019 was primarily driven by the net impact of the partial period results reflected in the prior year Predecessor period from January 1, 2019 to February 7, 2019 resulting from the Take-Private Transaction, an increase in the fair value of the make-whole derivative liability recorded in connection with the make-whole provision for the Series A Preferred Stock, resulting in a loss of $32.8 million in the Successor six months ended June 30, 2020, call premium expense of $30.8 million for the partial redemption of our 10.250% Unsecured Senior Notes, partially offset by the pension settlement charge of $85.8 million recorded in January 2019 (Predecessor), higher income tax benefit of $74.3 million for the Successor six months ended June 30, 2020, and transaction costs of $52.0 million incurred by the Predecessor attributable to the Take-Private Transaction included in the 2019 Predecessor period.
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $165.6 million for the six months ended June 30, 2020, compared to net loss of $246.8 million for the combined pro forma six months ended June 30, 2019. The decrease in net loss of $81.2 million for the six months ended June 30, 2020 was primarily due to:
•lower net deferred revenue adjustment of $56.6 million (inclusive of pro forma deferred revenue adjustment);
•higher income tax benefit of $61.4 million for the Successor six months ended June 30, 2020 related to the CARES Act;
•restructuring costs that were lower by $24.6 million in the Successor six months ended June 30, 2020;
•lower personnel costs and professional fees of approximately $29 million in the current year period primarily as a result of cost management effort;

partially offset by

•an increase in the fair value of the make-whole derivative liability recorded in connection with the make-whole provision for the Series A Preferred Stock, resulting in a loss of $32.8 million in the Successor six months ended June 30, 2020;
•call premium expense of $30.8 million for the partial redemption of our 10.250% Senior Unsecured Notes; and
•higher option expense of approximately $25 million related to stock options granted on June 30, 2020 in connection with the IPO.

Adjusted Net Income and Adjusted Earnings Per Share
Adjusted net income was $81.6 million for the three months ended June 30, 2020 (Successor) compared to $44.7 million for the prior year period, an increase of $36.9 million, or 83%. Adjusted net earnings per share was $0.26 for the three months ended June 30, 2020 compared to $0.14 for the prior year period, an increase of $0.12, or 82%. The increase was primarily driven by the net impact of lower deferred revenue adjustment in the current year period and lower personnel and travel costs primarily driven by ongoing cost management, partially offset by higher technology costs primarily related to data processing and data acquisition costs discussed within the adjusted EBITDA and adjusted EBITDA margin section of the MD&A.
Adjusted net income was $130.3 million for the six months ended June 30, 2020 (Successor) compared to $69.3 million for the combined pro forma six months ended June 30, 2019, an increase of $61.0 million, or 88%. Adjusted net earnings per share was $0.41 in the six months ended June 30, 2020 compared to $0.22 for the combined pro forma six months ended June 30, 2019, an increase of $0.19, or 88%. The increase was primarily driven by the net impact of lower deferred revenue adjustment in the current year period and lower personnel and travel costs primarily driven by ongoing cost management, partially offset by higher technology costs primarily related to data processing and data acquisition costs discussed within the adjusted EBITDA and adjusted EBITDA margin section of the MD&A.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity consist of cash flows provided by operating activities, cash and cash equivalents on hand and our short-term borrowings under our senior secured credit facilities. Our principal uses of liquidity are working capital, capital expenditures, debt service, dividend payments for Series A Preferred Stock (see further discussion below) and other general corporate purposes.
We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs, including restructuring charges, our capital investments, contractual obligations, interest payments and tax liabilities related to our distributed and undistributed foreign earnings. We continue to generate substantial cash from ongoing operating activities and manage our capital structure to meet short- and long-term objectives including investing in existing businesses and strategic acquisitions. In addition, we have the ability to use the short-term borrowings from the New Revolving Facility to supplement the seasonality in the timing of receipts in order to fund our working capital needs. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations.
On July 6, 2020, we completed an IPO and a concurrent private placement (see Note 18 for further discussion). We raised net proceeds of $2,249.6 million after deducting underwriting discounts and IPO related expenses. We used the remaining net proceeds to redeem all of our Series A Preferred Stock and repay 40%, or $300 million, of our 10.250% Senior Unsecured Notes, plus to pay fees and expenses related to the repayment and accrued interest. As a result, our debt to EBITDA ratio and ongoing debt costs are expected to be lower. On July 9, 2020, our credit rating was upgraded to B+ from B- by S&P Global with a positive outlook and on July 16, 2020, Moody’s upgraded our debt rating to a B2 from a B3.

The recent COVID-19 global pandemic has caused disruptions in the economy and volatility in the financial markets, and considerable uncertainty regarding its duration and the speed of recovery. The extent of the impact of the COVID-19 global pandemic on our operations and financial performance will depend on the effects on our clients and vendors, which are uncertain at this time and cannot be predicted. Given the current economic condition, we have been carefully monitoring the COVID-19 global pandemic and its impact on our business including, but not limited to, implementing additional operational processes to monitor customer sales and collections, taking precautionary measures to ensure sufficient liquidity, including a proactive draw of $200 million on our New Revolving Facility to preserve cash flow flexibility at the onset of the pandemic, of which over $100 million has subsequently been repaid, and adjusting operations to ensure business continuity. While our productivity and financial performance for the six months ended June 30, 2020 have not been impacted materially by the pandemic, the ultimate impact will be difficult to predict, and depends on, among many factors, the duration of the pandemic and its ultimate impact to our clients, vendors, and the financial markets.
In response to liquidity issues that businesses are facing as a result of the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020, by the U.S. government. Among many other reliefs, the Act provides assistance to businesses through the modification of rules related to net operating losses and interest expense deductions. Many of these modifications are designed to provide critical cash flow and liquidity to businesses during the COVID-19 pandemic, including allowing the amendment of prior tax returns to obtain tax refunds. The Act also allows for the deferral of 2020 employer FICA payroll taxes to 2021 and 2022 as well as delaying any federal tax payments due April 15, 2020 and June 15, 2020 until July 15, 2020. The Company intends to utilize the relief opportunities provided by the Act. As a result of the application of the Act, the Company expects to realize a net income tax cash benefit of approximately $90 million. We have also deferred 2020 FICA payroll tax payments of approximately $12 million, with half due at the end of 2021 and the remaining half at the end of 2022.
As of June 30, 2020, we had cash and cash equivalents of $99.8 million, of which $87.2 million was held by our foreign operations. We intend to reinvest indefinitely all earnings post 2017 from our China and India subsidiaries. Cash held in our China and India operations was a total of $47.0 million as of June 30, 2020.
In connection with the Take-Private Transaction on February 8, 2019, we received equity funding of $3,076.8 million and entered into credit facility arrangements and issued notes, resulting in total borrowings of $4,043.0 million. The proceeds were used to (i) finance the consummation of the Take-Private Transaction, (ii) repay in full all outstanding indebtedness under the Prior Term Loan Facility and Prior Revolving Credit Facility, (iii) fund the redemption of the Predecessor senior notes and (iv) pay related fees, costs, premiums and expenses in connection with these transactions.
On June 12, 2019, in connection with the acquisition of Lattice, Star Parent issued capital call notices to its Class A and B unit owners to raise up to $100.0 million by July 15, 2019. Star Parent received the total capital funding of $100.0 million during 2019 from the Class A and B unit owners. The funding was ultimately contributed to Dun & Bradstreet as capital surplus.
Sources and Uses of Cash
Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the periods presented:

	Successor		Predecessor
	Six Months Ended June 30, 2020	Period from January 1 to June 30, 2019	Period from January 1 to February 7, 2019
Net cash provided by (used in) operating activities	$114.4	$(134.7)	$(65.4)
Net cash provided by (used in) investing activities	(65.0)	(5,978.0)	(5.3)
Net cash provided by (used in) financing activities	(48.0)	6,310.8	96.9
Total cash provided during the period before the effect of exchange rate changes	$1.4	$198.1	$26.2

Cash Provided by (Used in) Operating Activities
Higher operating cash flows in the six months ended June 30, 2020 (Successor), compared to the prior year period from January1, 2019 to June 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), was primarily driven by the net impact of partial period results reflected in each of the prior year periods and transaction cost payments and pension settlement payments in connection with the Take-Private Transaction on February 8, 2019 totaling approximately $197 million during the 2019 Successor period and approximately $243 million during the 2019 Predecessor period. The aforementioned higher increases were partially offset by increased interest payments of approximately $62 million and $133 million, increased bonus payments of approximately $49 million and $83 million, and increased tax payments of approximately $5 million and $16 million, respectively, during the six months ended June 30, 2020, compared to the 2019 Successor period and 2019 Predecessor period, respectively.

Cash Provided by (Used in) Investing Activities
Lower net cash used in investing activities for the six months ended June 30, 2020 (Successor), compared to the prior year period from January 1, 2019 to June 30, 2019 (Successor) was primarily driven by the net payment of $6,078 million in the prior year Successor period to acquire the Predecessor company in connection with the Take-Private Transaction, including payments to settle the Predecessor line of credit and term loan.
Higher net cash used in investing activities for the six months ended June 30, 2020 (Successor), compared to the prior year period from January 1, 2019 to February 7, 2019 (Predecessor) was primarily driven by the net payments of $15.8 million to acquire Orb and coAction in the current year period and higher spending of approximately $44 million on capital expenditures and computer software.
Cash Provided by (Used in) Financing Activities
The change in net cash used in financing activities during the six months ended June 30, 2020 (Successor), compared to net cash provided by financing activities in the prior year period from January 1, 2019 to June 30, 2019 (Successor) was primarily related to the raising of equity and debt financing for the Take-Private Transaction in the prior year period, partially offset by payments to retire Predecessor Senior Notes in the prior year period and net borrowings on the New Revolving Facility in the current year period.

The change in net cash used in financing activities during the six months ended June 30, 2020 (Successor), compared to net cash provided by financing activities in the prior year period from January 1, 2019 to February 7, 2019 (Predecessor) was primarily due to dividend payments of $64.1 million related to the Series A Preferred Stock and the repayment of $63.0 million related to the New Repatriation Bridge Facility in the current year period and lower net borrowings on the New Revolving Facility in the current year period compared to net borrowings on the Predecessor’s credit facility in the prior year period.

Below is a summary of our borrowings as of June 30, 2020 and December 31, 2019:

		June 30, 2020			At December 31, 2019
	Maturity	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value
Debt Maturing Within One Year:
10.250% New Senior Unsecured Notes		$300.0	$—	$300.0	$—	$—	$—
New Repatriation Bridge Facility	February 7, 2020	—	—	—	63.0	0.1	62.9
New Term Loan Facility		25.3	—	25.3	19.0	—	19.0
Total short-term debt		$325.3	$—	$325.3	$82.0	$0.1	$81.9

Debt Maturing After One Year:
New Term Loan Facility	February 8, 2026	$2,498.4	$84.6	$2,413.8	$2,511.0	$98.3	$2,412.7
New Revolving Facility	February 8, 2024	87.5	—	87.5	—	—	—
6.875% New Senior Secured Notes	August 15, 2026	700.0	14.8	685.2	700.0	15.8	684.2
10.250% New Senior Unsecured Notes	February 15, 2027	450.0	15.7	434.3	750.0	28.0	722.0
Total long-term debt		$3,735.9	$115.1	$3,620.8	$3,961.0	$142.1	$3,818.9
Total debt		$4,061.2	$115.1	$3,946.1	$4,043.0	$142.2	$3,900.8

New Senior Secured Credit Facilities

Borrowings under the New Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin over a LIBOR rate for the interest period relevant to such borrowing, subject to interest rate floors, and they are secured by substantially all of the Company’s assets.
Other details of the New Senior Secured Credit Facilities:
•As required by the credit agreement, beginning June 30, 2020, the principal amount of the New Term Loan Facility will begin to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026. The margin to LIBOR was 500 basis points initially. On February 10, 2020, an amendment was made to the existing credit agreement, specifically related to the New Term Loan Facility, which reduced the margin to LIBOR to 400 basis points. Subsequent to the IPO transaction, the spread was further reduced by 25 basis points to 375 basis points. The interest rate associated with the New Term Loan Facility at June 30, 2020 was 4.184% and at December 31, 2019 was 6.792%. See Note 5 for further discussion.
•The New Revolving Facility provides for up to $400 million of revolving extensions of credit outstanding at any time until maturity on February 8, 2024. The margin to LIBOR is 350 basis points. Subsequent to the IPO transaction, the spread was reduced by 25 basis points to 325 basis points. The interest rate associated with the New Revolving Facility at June 30, 2020 was 3.604%.

•The New Repatriation Bridge Facility had a principal balance of $63 million and matured on February 7, 2020. The margin to LIBOR was 350 basis points. The interest rate associated with the Repatriation Bridge Facility at December 31, 2019 was 5.292%. The outstanding balance of the New Repatriation Bridge Facility was fully repaid in February 2020.

In connection with the Take-Private Transaction, we repaid in full all outstanding indebtedness under the Predecessor Term Loan Facility and Revolving Credit Facility, and funded the redemption and discharge of the Predecessor senior notes.
The New Senior Secured Credit Facilities and Successor senior notes contain certain covenants that limited our ability to enter into certain transactions. In addition, Successor facilities contain financial covenants requiring the maintenance of debt to EBITDA ratios which are defined in the respective facility credit agreements in effect. We were in compliance with the respective financial and non-financial covenants at June 30, 2020 and December 31, 2019.
Tax Liability under the Tax Cuts and Jobs Act
The enactment of the law commonly known as the Tax Cuts and Jobs Act (the “2017 Act”) resulted in a significant impact on our financial statements. One of the key provisions in the 2017 Act was to impose a one-time mandatory U.S. tax on accumulated undistributed foreign earnings as of December 31, 2017. The 2017 Act also allows us to remit our future earnings to the United States without incurring additional U.S. taxes. As of June 30, 2020 (Successor), our total tax liability associated with the 2017 Act was $57.8 million, of which $8.0 million was included in “Accrued Income Tax” and $49.8 million was included in “Other Non-Current Liabilities.” As of December 31, 2019 (Successor), our total tax liability associated with the 2017 Act was $60.2 million, of which $5.2 million was included in “Accrued Income Tax” and $55.0 million was included in “Other Non-Current Liabilities.”

Redeemable Preferred Stock

Prior to June 30, 2020, the Company classified its Series A Preferred Stock as mezzanine equity because the instrument contained a redemption feature which was contingent upon certain events, the occurrence of which was not solely within the control of the Company.
We have bifurcated embedded derivatives and assess fair value each reporting date. We recorded $102.6 million and $32.8 million within ‘‘Other income (expense)— net,’’ for the three and six months ended June 30, 2020, respectively, reflecting the adjustments to the fair value of the make-whole derivative liability. As of June 30, 2020, we determined the fair value of the make-whole provision to be $205.2 million, reflected as ‘‘Make-whole derivative liability’’ within the condensed consolidated balance sheet as of June 30, 2020.
Upon the closing of the IPO on July 6, 2020 (see further discussion in Note 18), we have redeemed all of the outstanding Series A Preferred Stock as required by the Certificate of Designation. In addition, we made the total make-whole payments of $205.2 million. We also recorded accretion of $35.1 million and $36.1 million using the interest method for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, Series A Preferred Stock was fully accreted to the redeemable balance of $1,067.9 million and was classified as current liability.
On May 14, 2020, March 4, 2020 and May 31, 2019, the board of directors of Dun & Bradstreet Holdings, Inc. declared a cash dividend of $30.51 per share to all holders of shares of Series A Preferred Stock, respectively. An aggregate amount of $32.1 million, $32.0 million, $10.7 million and $21.3 million was paid on June 26, 2020, May 27, 2020, June 28, 2019 and on June 19, 2019, respectively.
Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements, other than our foreign exchange forward contracts and interest rate swaps discussed in Note 10 to the unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of June 30, 2020, no material change had occurred in our market risks, compared with the disclosure in our in our final prospectus dated June 30, 2020 and filed with the Securities and Exchange Commission on July 2, 2020.

Item 4. Controls and Procedures
We evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as defined in Rules13(a)-15(e) and 15d-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. This evaluation (“Controls Evaluation”) was done under the supervision of and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).
Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of June 30, 2020, our Disclosure Controls were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2020, we have not identified any material effect on our internal control over financial reporting despite the fact that substantially all of our employees are working remotely due to the COVID-19 pandemic.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no other material changes in our risk factors since the filing of our Registration Statement on Form S-1, originally filed with the SEC on June 9, 2020, as amended (Reg. No. 333-239050).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering

On June 30, 2020, our Registration Statement on Form S-1, as amended (Reg. No. 333-239050), was declared effective in connection with the IPO of our common stock, and our Registration Statement (Reg. No. 333-239586) filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended (the "Securities Act") became effective automatically upon filing. In connection with the IPO, we issued and sold 90,047,612 shares of common stock at a price to the public of $22.00 per share. Prior to completion of the IPO, those shares were unregistered. As a result of their registration and sale pursuant to the IPO, we received $1,891.9 million in proceeds net of $89.1 million discount and before deducting offering related expenses. Goldman Sachs & Co. LLC, BofA Securities, Inc, J.P. Morgan Securities LLC and Barclays Capital Inc. acted as representatives of the underwriters for the offering. Upon the close of the IPO transaction, we made a payment of $30.0 million to C/B Star Holdings, L.P., an entity jointly controlled by affiliates of CC Capital and Bilcar, in connection with the waiver and termination of its anti-dilution rights in the Star Parent Partnership Agreement. CC Star Holdings, LP is affiliated with Chinh E. Chu, and Bilcar is affiliated with William P. Foley II. Messrs. Chu and Foley are members of our board of directors. In addition, we paid a fee of $2.5 million to THL Managers, $2.5 million to Bilcar and $2.5 million to CC Star Holdings, LP for services provided in connection with the IPO.

The IPO closed on July 6, 2020, and all shares of common stock registered were sold.

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus related to the offering dated June 30, 2020.

Concurrent Private Placement

Immediately subsequent to the closing of the IPO, a subsidiary of Cannae Holdings, a subsidiary of Black Knight and affiliates of CC Capital purchased a total of 18,458,700 shares of common stock from us in a private placement at a price per share equal to 98.5% of the IPO price (or $21.67) for total proceeds of $200.0 million, $100.0 million and $100.0 million, respectively. These transactions were exempt from the registration requirements of the Securities Act in reliance upon Section 4(a) of the Securities Act.

The use of the proceeds from the IPO is as follows (in millions):

Gross proceeds	$2,381.0
Less:
Underwriter fees	89.1
IPO related expenses	42.3
Redemption of Series A preferred stock	1,067.9
Make-whole payment on redemption of
Series A preferred stock	205.2
Partial redemption of 10.250% senior
unsecured notes and accrued interest	312.0
Call premium on partial redemption
of 10.250% senior unsecured notes	30.8
Cash to balance sheet	$633.7

Item 3. Defaults upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Dun & Bradstreet Holdings, Inc., filed with the Secretary of State of the State of Delaware on July 2, 2020.

3.2	Amended and Restated Bylaws of Dun & Bradstreet Holdings, Inc., effective as of July 2, 2020.

4.1
Registration Rights Agreement, dated as of July 6, 2020, by and among Dun & Bradstreet Holdings, Inc., Star Parent, L.P., Bilcar, LLC, Thomas H. Lee Equity Fund VIII, L.P., Cannae Holdings, Inc., Black Knight InfoServ, LLC, and CC Star Holdings, LP.

4.2	Letter Agreement regarding voting, dated as of June 30, 2020.

10.1	Services Agreement, dated as of February 8, 2019, among The Dun and Bradstreet Corporation, MVB Management, LLC, and THL Managers VIII, LLC.

10.2	Expense Payment and Services Agreement, dated as of June 30, 2020, by and among Dun & Bradstreet Holdings, Inc., and Star Parent, L.P.

10.3
Form of Dun & Bradstreet 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020 (No. 333-239050)).

10.4
Form of Grant Agreement for Performance and Time Based Restricted Stock Awards under the Agreement under Dun & Bradstreet 2020 Omnibus Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020 (No. 333-239050)).

10.5
Form of Grant Agreement for Time Based Restricted Stock Awards under the Agreement under Dun & Bradstreet 2020 Omnibus Plan (incorporated by reference to Exhibit 10.21 Form of Grant Agreement for Time Based Restricted Stock Awards under the Agreement under Dun & Bradstreet 2020 Omnibus Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020 (No. 333-239050)). o Amendment No. 3 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020 (No. 333-239050)).

10.6
Form of Grant Agreement for Stock Option Awards under the Agreement under Dun & Bradstreet 2020 Omnibus Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020 (No. 333-239050)).

10.7
Stock Purchase Agreement, dated June 23, 2020, by and between Dun & Bradstreet Holdings, Inc. and DNB Holdco, LLC (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020 (No. 333-239050)).

10.8
Stock Purchase Agreement, dated June 23, 2020, by and between Dun & Bradstreet Holdings, Inc. and Black Knight InfoServ, LLC (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020 (No. 333-239050)).

10.9
Stock Purchase Agreement, dated June 23, 2020, by and between Dun & Bradstreet Holdings, Inc. and CC Star Holdings, LP (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020 (No. 333-239050)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from Dun & Bradstreet Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) the Condensed Consolidated Statements of Shareholder Equity (Deficit) (Unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUN & BRADSTREET HOLDINGS, INC.

		By:	/s/ BRYAN T. HIPSHER
Bryan T. Hipsher
Date:	August 6, 2020		Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ ANTHONY PIETRONTONE
Anthony Pietrontone
Date:	August 6, 2020		Chief Accounting Officer
(Principal Accounting Officer)