Form 10-Q
period 2020-09-30
Dun & Bradstreet Holdings, Inc.
filed 2020-11-05
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 423,039,089 shares outstanding of the Registrant's common stock as of October 31, 2020.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2020

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Tabular amounts in millions, except per share data)

	Three-Month Period (1)		Nine-Month Period (1)

	Successor				Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Revenue	$442.1	$408.2	$1,258.0	$981.2	$178.7
Operating expenses	126.0	125.0	404.1	317.2	56.7
Selling and administrative expenses	131.9	152.7	401.2	492.3	122.4
Depreciation and amortization	134.1	123.3	401.0	340.6	11.1
Restructuring charge	4.9	8.2	16.2	44.1	0.1
Operating costs	396.9	409.2	1,222.5	1,194.2	190.3
Operating income (loss)	45.2	(1.0)	35.5	(213.0)	(11.6)
Interest income	0.2	0.5	0.7	2.1	0.3
Interest expense	(60.8)	(85.6)	(221.8)	(220.6)	(5.5)
Other income (expense) - net	(9.5)	6.3	(42.2)	18.6	(86.0)
Non-operating income (expense) - net	(70.1)	(78.8)	(263.3)	(199.9)	(91.2)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(24.9)	(79.8)	(227.8)	(412.9)	(102.8)
Less: provision (benefit) for income taxes	(9.3)	(24.0)	(111.1)	(84.1)	(27.5)
Equity in net income of affiliates	0.7	0.5	1.9	3.4	0.5
Net income (loss)	(14.9)	(55.3)	(114.8)	(325.4)	(74.8)
Less: net (income) loss attributable to the non-controlling interest	(2.1)	(1.4)	(3.7)	(3.3)	(0.8)
Less: Dividends allocated to preferred stockholders	—	(32.1)	(64.1)	(82.0)	—
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(17.0)	$(88.8)	$(182.6)	$(410.7)	$(75.6)
Basic earnings (loss) per share of common stock:
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(0.04)	$(0.28)	$(0.52)	$(1.31)	$(2.04)
Diluted earnings (loss) per share of common stock:
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(0.04)	$(0.28)	$(0.52)	$(1.31)	$(2.04)
Weighted average number of shares outstanding-basic	415.7	314.5	348.5	314.5	37.2
Weighted average number of shares outstanding-diluted	415.7	314.5	348.5	314.5	37.2
Other comprehensive income (loss), net of income taxes:
Net income (loss)	$(14.9)	$(55.3)	$(114.8)	$(325.4)	$(74.8)
Foreign currency translation adjustments, net of tax (2)	36.7	(24.0)	21.8	(40.9)	5.9
Defined benefit pension plans:
Prior service credit (cost), net of tax expense (benefit) (3)	(0.8)	—	(0.9)	—	(0.1)
Net actuarial gain (loss), net of tax expense (benefit) (4)	—	—	—	—	65.5
Derivative financial instrument, net of tax expense (benefit) (5)	0.6	—	0.1	(1.6)	(0.1)
Total other comprehensive income (loss), net of tax	36.5	(24.0)	21.0	(42.5)	71.2
Comprehensive income (loss), net of tax	21.6	(79.3)	(93.8)	(367.9)	(3.6)
Less: comprehensive (income) loss attributable to the non-controlling interest	(4.4)	4.8	(4.8)	3.0	(1.0)
Comprehensive income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$17.2	$(74.5)	$(98.6)	$(364.9)	$(4.6)

(1) See Note 1 "Basis of Presentation" for further discussion.
(2) Tax Expense (Benefit) of $2.4 million, $0.6 million, $1.5 million, $(0.2) million, and less than $0.1 million for the Successor three months ended September 30, 2020 and 2019, for the Successor nine months ended September 30, 2020, for the Successor period from January 1 to September 30, 2019, and for the Predecessor period from January 1 to February 7, 2019, respectively.
(3) Tax Expense (Benefit) of $(0.2) million and $(0.3) million for the Successor three months and nine months ended September 30, 2020, respectively.
(4) Tax Expense (Benefit) of $22.2 million for the Predecessor period from January 1 to February 7, 2019.
(5) Tax Expense (Benefit) of $0.3 million, less than $0.1 million, $(0.5) million, and $(0.1) million for the Successor three months ended September 30, 2020, for the Successor nine months ended September 30, 2020, for the Successor period from January 1 to September 30, 2019, and for the Predecessor period from January 1 to February 7, 2019, respectively.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in millions, except share data and per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$311.3	$98.6
Accounts receivable, net of allowance of $10.7 at September 30, 2020 and $7.3 at December 31, 2019 (Note 4)	250.4	269.3
Other receivables	9.8	10.0
Prepaid taxes	102.0	4.0
Other prepaids	45.0	31.4
Other current assets	4.9	4.6
Total current assets	723.4	417.9
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $14.4 at September 30, 2020 and $7.5 at December 31, 2019	30.6	29.4
Computer software, net of accumulated amortization of $106.6 at September 30, 2020 and $52.9 at December 31, 2019 (Note 17)	421.6	379.8
Goodwill (Note 17 and 18)	2,853.9	2,840.1
Deferred income tax	14.1	12.6
Other intangibles (Note 17 and 18)	4,925.3	5,251.4
Deferred costs (Note 4)	69.1	47.0
Other non-current assets (Note 7)	147.4	134.6
Total non-current assets	8,462.0	8,694.9
Total assets	$9,185.4	$9,112.8
Liabilities
Current liabilities
Accounts payable	$60.4	$55.0
Accrued payroll	76.2	137.9
Accrued income tax	11.2	7.8
Short-term debt (Note 6)	25.3	81.9
Make-whole derivative liability	—	172.4
Other accrued and current liabilities (Note 7)	131.0	167.3
Deferred revenue (Note 4)	481.6	467.5
Total current liabilities	785.7	1,089.8
Long-term pension and postretirement benefits (Note 10)	177.2	206.6
Long-term debt (Note 6)	3,257.5	3,818.9
Liabilities for unrecognized tax benefits	16.8	16.8
Deferred income tax	1,136.8	1,233.5
Other non-current liabilities (Note 7)	147.7	137.7
Total liabilities	5,521.7	6,503.3
Commitments and contingencies (Note 8 and 19)

Cumulative Series A Preferred Stock $0.001 par value per share,1,050,000 shares authorized and issued at December 31, 2019; Liquidation Preference of $1,067.9 at December 31, 2019 (Note 20)	—	1,031.8
Equity
Successor Common Stock, $0.0001 par value per share, authorized—2,000,000,000 shares; issued— 423,052,792 shares issued at September 30, 2020 and 314,494,968 shares issued at December 31, 2019	—	—
Capital surplus	4,303.5	2,116.9
Accumulated deficit	(692.0)	(573.5)
Treasury Stock, 205,546 shares at September 30, 2020	—	—
Accumulated other comprehensive loss	(3.6)	(23.5)
Total stockholder equity	3,607.9	1,519.9
Non-controlling interest	55.8	57.8
Total equity	3,663.7	1,577.7
Total liabilities and stockholder equity	$9,185.4	$9,112.8

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Tabular amounts in millions)

	Successor		Predecessor
	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Cash flows provided by (used in) operating activities:
Net income (loss)	$(114.8)	$(325.4)	$(74.8)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	401.0	340.6	11.1
Amortization of unrecognized pension loss (gain)	(0.3)	—	3.8
Pension settlement charge	—	—	85.8
Pension settlement payments	—	(105.9)	(190.5)
Impairment of assets	—	2.3	—
Income tax benefit from stock-based awards	—	—	10.3
Equity-based compensation expense	38.6	63.1	11.7
Restructuring charge	16.2	44.1	0.1
Restructuring payments	(13.9)	(30.9)	(2.1)
Change in fair value of make-whole derivative liability	32.8	—	—
Changes in deferred income taxes	(100.6)	(98.7)	(33.2)
Changes in prepaid and accrued income taxes	(100.4)	(6.3)	(8.1)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	18.4	27.9	16.3
(Increase) decrease in other current assets	(12.0)	8.8	(1.2)
Increase (decrease) in deferred revenue	16.8	59.9	20.8
Increase (decrease) in accounts payable	4.3	(28.5)	37.8
Increase (decrease) in accrued liabilities	(7.6)	(46.0)	(39.7)
Increase (decrease) in other accrued and current liabilities	(35.5)	13.5	25.1
(Increase) decrease in other long-term assets	(34.7)	(32.5)	(96.0)
Increase (decrease) in long-term liabilities	(23.1)	(32.6)	154.6
Net, other non-cash adjustments (1)	33.2	14.5	2.8
Net cash provided by (used in) operating activities	118.4	(132.1)	(65.4)
Cash flows provided by (used in) investing activities:
Payments for acquisitions of businesses, net of cash acquired	(20.6)	(6,078.0)	—
Proceeds from maturity of and (payment) for debt security investment	0.4	0.5	—
Cash settlements of foreign currency contracts	0.7	(1.3)	—
Capital expenditures	(7.8)	(9.0)	(0.2)
Additions to computer software and other intangibles	(81.6)	(40.1)	(5.1)
Net, other	—	0.1	—
Net cash provided by (used in) investing activities	(108.9)	(6,127.8)	(5.3)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of Class A common stock in the IPO transaction and Private Placement	2,381.0	—	—
Proceeds from successor shareholders in the Take-Private Transaction	—	3,176.8	—
Payments for IPO offering costs (2)	(132.8)	—	—
Payment for the redemption of Cumulative Series A Preferred Stock	(1,067.9)	—	—
Payment for make-whole liability	(205.2)	—	—
Payment for debt early redemption premiums	(50.0)	—	—
Payments of dividends	(64.1)	(64.1)	—
Proceeds from borrowings on Predecessor's Credit Facility	—	—	167.0
Proceeds from issuance of Successor's Senior Notes	—	1,450.0	—
Proceeds from borrowings on Successor's Credit Facility	407.2	156.0	—
Proceeds from borrowings on Successor's Term Loan Facility - net of issuance discount	—	2,479.4	—
Proceeds from borrowings on Successor's Bridge Loan	—	63.0	—
Retirement of Predecessor's Senior Notes	—	(625.1)	—
Payments of borrowings on Predecessor's Credit Facility	—	—	(70.0)
Payments of borrowings on Successor's Senior Notes	(580.0)	—	—
Payments of borrowings on Successor's Bridge Loan	(63.0)	—	—
Payments of borrowings on Successor's Credit Facility	(407.2)	(132.9)	—
Payments of borrowings on Successor Term Loan Facility	(12.7)	—	—
Payment of debt issuance costs	—	(122.6)	—
Debt extinguishment costs	(2.5)	—	—
Net, other	(6.8)	(5.7)	(0.1)
Net cash provided by (used in) financing activities	196.0	6,374.8	96.9
Effect of exchange rate changes on cash and cash equivalents	7.2	(14.3)	1.2
Increase (decrease) in cash and cash equivalents	212.7	100.6	27.4
Cash and cash equivalents, beginning of period	98.6	—	90.2
Cash and cash equivalents, end of period	$311.3	$100.6	$117.6
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes, net of refunds	$89.9	$21.7	$3.4
Interest	$223.1	$187.2	$2.4
(1) Includes non-cash adjustments for the write down of deferred debt issuance costs and discount of $23.2 million associated with the partial redemption of the Senior Unsecured Notes and Senior Secured Notes during the nine months ended September 30,2020.
(2) $131.9 million was paid by proceeds raised from the offering (see Note 2) and $0.9 million was paid prior to the IPO and Private Placement.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Stockholder Equity (Deficit) (Unaudited)
(Tabular amounts in millions)

	Common Stock	Capital Surplus	(Accumulated Deficit) Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Defined Benefit Postretirement Plans	Cash Flow Hedging Derivative	Total Stockholder Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
Predecessor:
For the Period from January 1, 2019 to February 7, 2019
Balance, December 31, 2018	$0.8	$332.8	$3,325.0	$(3,310.3)	$(235.5)	$(818.3)	$(0.3)	$(705.8)	$15.9	$(689.9)
Net income (loss)	—	—	(75.6)	—	—	—	—	(75.6)	0.8	(74.8)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Equity-based compensation plans	—	11.7	—	—	—	—	—	11.7	—	11.7
Pension adjustments, net of tax expense of $22.2	—	—	—	—	—	65.4	—	65.4	—	65.4
Change in cumulative translation adjustment, net of tax expense of less than $0.1	—	—	—	—	5.7	—	—	5.7	0.2	5.9
Derivative financial instruments, net of tax benefit of $0.1	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Balance, February 7, 2019	$0.8	$344.5	$3,249.4	$(3,310.3)	$(229.8)	$(752.9)	$(0.4)	$(698.7)	$16.8	$(681.9)

	Common Stock	Capital Surplus	(Accumulated Deficit) Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Defined Benefit Postretirement Plans	Cash Flow Hedging Derivative	Total Stockholder Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
Successor:
For the period from January 1, 2019 to September 30, 2019
Balance, January 1, 2019	$—	$—	$(13.5)	$—	$—	$—	$—	$(13.5)	$—	$(13.5)
Net income (loss)	—	—	(328.7)	—	—	—	—	(328.7)	3.3	(325.4)
Take-Private Transaction	—	2,048.4	—	—	—	—	—	2,048.4	114.8	2,163.2
Capital contribution	—	100.0	—	—	—	—	—	100.0	—	100.0
Equity-based compensation plans	—	63.1	—	—	—	—	—	63.1	—	63.1
Preferred dividend (1)	—	(64.1)	—	—	—	—	—	(64.1)	—	(64.1)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(5.5)	(5.5)
Change in cumulative translation adjustment, net of tax benefit of $0.2	—	—	—	—	(34.6)	—	—	(34.6)	(6.3)	(40.9)
Derivative financial instruments, net of tax benefit of $0.5	—	—	—	—	—	—	(1.6)	(1.6)	—	(1.6)
Balance, September 30, 2019	$—	$2,147.4	$(342.2)	$—	$(34.6)	$—	$(1.6)	$1,769.0	$106.3	$1,875.3

Three months ended September 30, 2019
Balance, June 30, 2019	$—	$2,100.5	$(285.5)	$—	$(16.8)	$—	$(1.6)	$1,796.6	$15.4	$1,812.0
Net income (loss)	—	—	(56.7)	—	—	—	—	(56.7)	1.4	(55.3)
Take-Private Transaction	—	—	—	—	—	—	—	—	98.0	98.0

Equity contribution	—	75.4	—	—	—	—	—	75.4	—	75.4
Equity-based compensation plans	—	3.6	—	—	—	—	—	3.6	—	3.6
Change in cumulative translation adjustment, net of tax expense of $0.6	—	—	—	—	(17.8)	—	—	(17.8)	(6.2)	(24.0)
Preferred dividend (1)	—	(32.1)	—	—	—	—	—	(32.1)	—	(32.1)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(2.3)	(2.3)
Balance, September 30, 2019	$—	$2,147.4	$(342.2)	$—	$(34.6)	$—	$(1.6)	$1,769.0	$106.3	$1,875.3
Nine months ended September 30, 2020
Balance, January 1, 2020	$—	$2,116.9	$(573.5)	$—	$(6.6)	$(15.8)	$(1.1)	$1,519.9	$57.8	$1,577.7
Net income (loss)	—	—	(118.5)	—	—	—	—	(118.5)	3.7	(114.8)
Accretion - Series A Preferred Stock	—	(36.1)	—	—	—	—	—	(36.1)	—	(36.1)
Issuance of Class A Common Stock in IPO, net of issuance costs (2)	—	2,248.2	—	—	—	—	—	2,248.2	—	2,248.2
Equity-based compensation plans (3)	—	38.6	—	—	—	—	—	38.6	—	38.6
Preferred dividend (1)	—	(64.1)	—	—	—	—	—	(64.1)	—	(64.1)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(6.8)	(6.8)
Pension adjustments, net of tax benefit of $0.3	—	—	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Change in cumulative translation adjustment, net of tax expense of $1.5	—	—	—	—	20.7	—	—	20.7	1.1	21.8
Derivative financial instruments, net of tax expense of less than $0.1	—	—	—	—	—	—	0.1	0.1	—	0.1
Balance, September 30, 2020	$—	$4,303.5	$(692.0)	$—	$14.1	$(16.7)	$(1.0)	$3,607.9	$55.8	$3,663.7
Three months ended September 30, 2020										—
Balance, June 30, 2020	$—	$2,043.9	$(675.0)	$—	$(20.3)	$(15.9)	$(1.6)	$1,331.1	$57.9	$1,389.0
Net income (loss)	—	—	(17.0)	—	—	—	—	(17.0)	2.1	(14.9)
Issuance of Class A Common Stock in IPO, net of issuance costs (2)	—	2,248.2	—	—	—	—	—	2,248.2	—	2,248.2
Equity-based compensation plans (3)	—	11.4	—	—	—	—	—	11.4	—	11.4
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(6.5)	(6.5)
Pension adjustments, net of tax benefit of 0.2	—	—	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Change in cumulative translation adjustment, net of tax expense of $2.4	—	—	—	—	34.4	—	—	34.4	2.3	36.7
Derivative financial instruments, net of tax expense of $0.3	—	—	—	—	—	—	0.6	0.6	—	0.6
Balance, September 30, 2020	$—	$4,303.5	$(692.0)	$—	$14.1	$(16.7)	$(1.0)	$3,607.9	$55.8	$3,663.7
(1) Related to the preferred stock dividends declared by the Board of Directors of Dun & Bradstreet Holdings, Inc. (formerly Star Intermediate I, Inc.) on May 31, 2019, July 30, 2019, March 4, 2020 and May 14, 2020, respectively, associated with its cumulative Series A Preferred Stock. The dividend payments of $21.3 million, $10.7 million, $32.1 million, $32.0 million and $32.1 million were made on June 19, 2019, June 28, 2019, September 27, 2019, March 27, 2020 and June 26, 2020, respectively. See further discussion in Note 20.
(2) Net of IPO costs of $131.9 million paid by proceeds raised from the offering (see Note 2) and $0.9 million paid prior to the IPO.
(3) Includes $1.7 million related to the conversion of pre-IPO liability classified equity-based awards into restricted stock units.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DUN & BRADSTREET HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollar amounts, except share data and per share data, in millions)
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
Initial Public Offering (“IPO”) and Private Placement

On July 6, 2020, we completed an IPO of 90,047,612 shares of our common stock, par value $0.0001 per share at an offering price of $22.00 per share. Immediately subsequent to the closing of the IPO, a subsidiary of Cannae Holdings, Inc. ("Cannae Holdings"), a subsidiary of Black Knight, Inc. ("Black Knight") and affiliates of CC Capital Partners LLC ("CC Capital") purchased from us in a private placement $200.0 million, $100.0 million and $100.0 million, respectively, of our common stock at a price per share equal to 98.5% of the IPO price. We issued 18,458,700 shares of common stock in connection with the private placement. A total of 108,506,312 shares of common stock were issued in the IPO and concurrent private placement for gross proceeds of $2,381.0 million. See Note 2 to the unaudited condensed consolidated financial statements for further discussion, including the use of proceeds and the impact on common share and per share information.

The Take-Private Transaction
On August 8, 2018, a consortium of investors formed a Delaware limited partnership, Star Parent, L.P. (‘‘Parent’’) and Star Merger Sub, Inc. (‘‘Merger Sub’’), and subsequently formed subsidiaries including Dun & Bradstreet Holdings, Inc., Star Intermediate II, LLC and Star Intermediate III, LLC. Also on August 8, 2018, The Dun & Bradstreet Corporation ("Dun & Bradstreet") entered into an Agreement and Plan of Merger (the ‘‘Merger Agreement’’) with Parent and Merger Sub. On February 8, 2019, pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Dun & Bradstreet with Dun & Bradstreet continuing as the surviving corporation. The transaction is referred to as the ‘‘Take-Private Transaction. ’’See further discussion on Note 15.
As a result of the Take-Private Transaction on February 8, 2019, the merger was accounted for in accordance with ASC 805, ‘‘Business Combinations’’ (‘‘ASC 805’’), and Dun & Bradstreet Holdings, Inc. was determined to be the accounting acquirer. The accompanying condensed consolidated financial statements and information are presented on a Successor and Predecessor basis. References to Predecessor refer to the results of operations, cash flows and financial position of The Dun & Bradstreet Corporation and its subsidiaries prior to the closing of the Take-Private Transaction. References to Successor refer to the consolidated financial position of Dun & Bradstreet Holdings, Inc. and its subsidiaries as of September 30, 2020 and December 31, 2019, and the results of operations and cash flows of Dun & Bradstreet Holdings, Inc. and its subsidiaries for the three and nine months ended September 30, 2020, the three months ended September 30, 2019 and the period from January 1, 2019 to September 30, 2019. During the period from January 1, 2019 to February 7, 2019, Dun & Bradstreet Holdings, Inc. had no significant operations and limited assets and had only incurred transaction related expenses prior to the Take-Private Transaction. The Successor period includes the consolidated results of operations, cash flows and financial position of Dun & Bradstreet and its subsidiaries on and after February 8, 2019. The Predecessor and Successor consolidated financial information presented herein is not comparable primarily due to the impacts of the Take-Private Transaction including the application of acquisition accounting in the Successor financial statements as of February 8, 2019, as further described in Note 15, of which the most significant impacts are (i) the increased amortization expense for intangible assets; (ii) additional interest expense associated with debt financing arrangements entered into in connection with the Take-Private Transaction; (iii) higher non-recurring transaction costs and the pension settlement charge attributable to the Take-Private Transaction; and (iv) a shorter Successor period for our International operations.
All intercompany transactions and balances have been eliminated in consolidation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Since the Take-Private Transaction, management has made changes to transform our business. As a result, during the fourth quarter of 2019, we changed the composition of our reportable segments, the classification of revenue by solution set and our measure of segment profit (from operating income to adjusted EBITDA (see Note 18 for further discussion of adjusted EBITDA) in the information that we provide to our chief operating decision makers ("CODMs") to better align with how they assess performance and allocate resources. Latin America Worldwide Network, which was previously included in the Americas reportable segment, is currently included in the International segment. Accordingly, prior period results have been recast to conform to the current presentation of segments, revenue by solution, and the measure of segment profit. These changes do not impact our consolidated results.
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the United Kingdom/Ireland ("U.K."), Greater China, India and indirectly through our WWN alliances.
Except as described below, the unaudited condensed consolidated financial statements reflect results of the subsidiaries outside of North America for the three and nine months ended August 31 in order to facilitate the timely reporting of the unaudited condensed consolidated financial results and unaudited condensed consolidated financial position. For the period from January 1, 2019 to September 30, 2019 (Successor), the results of subsidiaries outside of North America are reflected for the period from February 8, 2019 through August 31, 2019. For the period from January 1 to February 7, 2019 (Predecessor), the results of subsidiaries outside of North America are reflected for the period from December 1, 2018 to January 7, 2019.
As a result of the lag reporting in the International segment, we excluded the revenue and expenses for the period of January 8, 2019 to February 7, 2019, (the "International lag adjustment"), in connection with the Take-Private Transaction on February 8, 2019.
Our unaudited condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the unaudited consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Since early 2020, the novel coronavirus ("COVID-19") global pandemic has caused disruptions in the economy and volatility in the global financial markets. There is considerable uncertainty regarding its duration and the speed and nature of recovery. The extent of the impact of the COVID-19 global pandemic on our operations and financial performance will depend on the effects on our clients and vendors, which are uncertain at this time and cannot be predicted. In addition, the pandemic may affect management's estimates and assumptions of variable consideration in contracts with clients as well as other estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 2 -- IPO and Private Placement
On July 6, 2020, we completed an IPO of 90,047,612 shares of our common stock, par value $0.0001 per share at an offering price of $22.00 per share. Immediately subsequent to the closing of the IPO, a subsidiary of Cannae Holdings, a subsidiary of Black Knight and affiliates of CC Capital purchased a total of 18,458,700 shares of common stock from us in a private placement at a price per share equal to 98.5% of the IPO price for proceeds of $200.0 million, $100.0 million and $100.0 million, respectively. A total of 108,506,312 shares of common stock were issued in the IPO and concurrent private placement for gross proceeds of $2,381.0 million. The use of the proceeds from the IPO is as follows:

Gross proceeds	$2,381.0
Less:
Underwriter fees	89.1
IPO related expenses (a)	42.8
Redemption of Series A Preferred Stock	1,067.9
Make-whole payment on redemption of Series A Preferred Stock	205.2
Partial redemption of 10.250% New Senior Unsecured Notes and accrued interest	312.0
Call premium on partial redemption of 10.250% New Senior Unsecured Notes	30.8
Partial redemption of 6.875% New Senior Secured Notes and accrued interest	282.2
Call premium on partial redemption of 6.875% New Senior Secured Notes	19.3
Cash to balance sheet	$331.7

(a) Includes payment of $30.0 million to the Originating Sponsors (see Note 19), in connection with the waiver and termination of anti-dilution rights in the Star Parent Partnership Agreement. Also in connection with the IPO transaction, we paid fees of $2.5 million each to Thomas H. Lee Partners, L.P. ("THL") Managers and entities affiliated with William P. Foley II and Chinh E. Chu (Bilcar, LLC and CC Star Holdings, LP, respectively) for services provided.

In connection with the IPO, the following transactions occurred:

•On June 23, 2020, we increased our authorized common stock to 2,000,000,000 and our authorized preferred stock to 25,000,000 and effected a 314,494.968 for 1 stock split of our common stock. All of the common share and per share information in the consolidated financial statements for the Successor periods have been retroactively adjusted to reflect the increase in authorized common stock and stock split;

•All outstanding equity incentive awards in the form of profits interests were converted into common units of Star Parent, L.P. which retain the original time-based vesting schedule and are subject to the same forfeiture terms applicable to such unvested units.

•In connection with the IPO, we adopted the Dun & Bradstreet 2020 Omnibus Incentive Plan (the ‘‘2020 Omnibus Incentive Plan’’). See further discussion in Note 11.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 3 -- Recent Accounting Pronouncements
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Note 4 -- Revenue
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2020 (Successor) is as follows:

	Fourth Quarter 2020	2021	2022	2023	2024	Thereafter	Total
Future revenue	$377.1	$810.9	$375.9	$172.8	$72.5	$281.5	$2,090.7

The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Contract Balances

	At September 30, 2020	At December 31, 2019
Accounts receivable, net	$250.4	$269.3
Short-term contract assets	$0.4	$1.0
Long-term contract assets	$1.3	$2.8
Short-term deferred revenue	$481.6	$467.5
Long-term deferred revenue	$13.7	$7.8

The increase in deferred revenue of $20.0 million from December 31, 2019 to September 30, 2020 was primarily due to cash payments received or due in advance of satisfying our performance obligations, and the decrease of the purchase accounting fair value adjustments from our Take-Private Transaction in February 2019, largely offset by approximately $467.0 million of revenue recognized that were included in the deferred revenue balance at December 31, 2019.

The decrease in contract assets of $2.1 million is primarily due to $3.2 million of contract assets included in the balance at January 1, 2020 that were reclassified to receivables when they became unconditional, largely offset by new contract assets recognized in the period, net of new amounts reclassified to receivables.
Assets Recognized for the Costs to Obtain a Contract
Commission assets, net of accumulated amortization included in deferred costs, were $69.1 million and $47.0 million as of September 30, 2020 and December 31, 2019, respectively.
The amortization of commission assets is as follows:

Period	Amortization
Three months ended September 30, 2020 (Successor)	$4.6
Nine months ended September 30, 2020 (Successor)	$11.8
Three months ended September 30, 2019 (Successor)	$1.5
Period from January 1 to September 30, 2019 (Successor)	$2.4
Period from January 1 to February 7, 2019 (Predecessor)	$3.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 5 -- Restructuring Charge

We incurred restructuring charges (which generally consist of employee severance and termination costs, and contract terminations). These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
Three Months Ended September 30, 2020 (Successor) vs. Three Months Ended September 30, 2019 (Successor)
We recorded a restructuring charge of $4.9 million for the three months ended September 30, 2020 (Successor). This charge consists of:

•Severance costs of $2.3 million under ongoing benefit arrangements. Approximately 45 employees were impacted. Most of the employees impacted exited the Company by the end of the third quarter of 2020. The cash payments for these employees will be substantially completed by the end of the first quarter of 2021; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $2.6 million.
We recorded a restructuring charge of $8.2 million for the three months ended September 30, 2019 (Successor). This charge consists of:

•Severance costs of $5.0 million under ongoing benefit arrangements. Approximately 75 employees were impacted and exited the Company by the end of the third quarter of 2019. The cash payments for these employees were substantially completed by the end of the first quarter of 2020; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $3.2 million.

Nine Months Ended September 30, 2020 (Successor) vs. Nine Months Ended September 30, 2019 (Successor) and Period from January 1, 2019 to February 7, 2019 (Predecessor)
We recorded a restructuring charge of $16.2 million for the nine months ended September 30, 2020 (Successor). This charge consists of:

•Severance costs of $8.5 million under ongoing benefit arrangements. Approximately 145 employees were impacted. Most of the employees impacted exited the Company by the end of the third quarter of 2020. The cash payments for these employees will be substantially completed by the end of the first quarter of 2021; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $7.7 million.

We recorded a restructuring charge of $44.1 million for the nine months ended September 30, 2019 (Successor) and $0.1 million for the period from January 1, 2019 to February 7, 2019 (Predecessor). These charges consist of:

•Severance costs of $32.8 million (Successor) and $0.1 million (Predecessor) under ongoing benefit arrangements. Approximately 455 employees were impacted and exited the Company by the end of the third quarter of 2019. The cash payments for these employees were substantially completed by the end of the first quarter of 2020; and

•Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $11.3 million (Successor).

    The following tables set forth the restructuring reserves and utilization for the three months ended March 31, 2020, June 30, 2020, and September 30, 2020 (Successor), for the period from January 1, 2019 to February 7, 2019 (Predecessor), and for the period from January 1, 2019 to March 31, 2019 and the three months ended June 30, 2019 and September 30, 2019 (Successor):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Severance and Termination	Contract Termination and Other Exit Costs	Total
Successor:
Balance remaining as of December 31, 2019	$6.3	$4.8	$11.1
Charge taken during first quarter 2020	2.0	—	2.0
Payments made during first quarter 2020	(4.8)	(1.4)	(6.2)
Balance remaining as of March 31, 2020	$3.5	$3.4	$6.9
Charge taken during second quarter 2020	4.2	0.4	4.6
Payments made during second quarter 2020	(3.7)	(0.7)	(4.4)
Balance remaining as of June 30, 2020	$4.0	$3.1	$7.1
Charge taken during third quarter 2020	2.3	—	2.3
Payments made during third quarter 2020	(3.0)	(0.3)	(3.3)
Balance remaining as of September 30, 2020	$3.3	$2.8	$6.1

	Severance and Termination	Contract Termination and Other Exit Costs	Total
Predecessor:
Balance remaining as of December 31, 2018	$4.7	$2.9	$7.6
Charge taken from January 1 to February 7, 2019	0.1	—	0.1
Payments made through February 7, 2019	(1.6)	(0.5)	(2.1)
Reclassification related to leases pursuant to the adoption of Topic 842	—	(2.4)	(2.4)
Balance remaining as of February 7, 2019	$3.2	$—	$3.2

Successor:
Balance as of December 31, 2018	$—	$—	$—
Impact of purchase accounting	3.2	—	3.2
Charge taken during the first quarter 2019	17.1	1.4	18.5
Payments made during first quarter 2019	(4.0)	(0.7)	(4.7)
Balance remaining as of March 31, 2019	$16.3	$0.7	$17.0
Charge taken during the second quarter 2019	10.7	6.7	17.4
Payments made during second quarter 2019	(11.1)	(0.7)	(11.8)
Balance remaining as of June 30, 2019	$15.9	$6.7	$22.6
Charge taken during the third quarter 2019	5.0	3.2	8.2
Payments and other adjustments made during third quarter 2019	(12.8)	(5.2)	(18.0)
Balance remaining as of September 30, 2019	$8.1	$4.7	$12.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 6 -- Notes Payable and Indebtedness

Successor Debt

In connection with the Take-Private Transaction on February 8, 2019, the Company entered into a credit agreement governing its New Senior Secured Credit Facilities (the “New Senior Secured Credit Facilities”). The New Senior Secured Credit Facilities provided for (i) a seven year senior secured term loan facility in an aggregate principal amount of $2,530 million (the “New Term Loan Facility”); (ii) a five year senior secured revolving credit facility in an aggregate principal amount of $400 million (the “New Revolving Facility”); and (iii) a 364-day repatriation bridge facility in an aggregate amount of $63 million (the "New Repatriation Bridge Facility"). The closing of the New Senior Secured Credit Facilities was conditional on the redemption of the Predecessor debt. Also on February 8, 2019, Merger Sub, which was merged into Dun & Bradstreet upon the closing of the Take-Private Transaction, issued $700 million in aggregate principal amount of 6.875% New Senior Secured Notes due 2026 and $750 million in aggregate principal amount of 10.250% New Senior Unsecured Notes due 2027. Together with the equity contributions from the investors, the proceeds from these financing transactions were used to (i) finance and consummate the Take-Private Transaction and other transactions, including to fund non-qualified pension and deferred compensation plan obligations; (ii) repay in full all outstanding indebtedness under the Company's then-existing senior secured credit facilities; (iii) fund the redemption and discharge of all of the Company’s then-existing senior notes; and (iv) pay related fees, costs, premiums and expenses in connection with these transactions.
In connection with the IPO transaction (see Note 2), we committed to repay as of June 30, 2020 and on July 6, 2020 repaid $300 million in aggregate principal amount of our 10.250% New Senior Unsecured Notes. As a result, the associated deferred debt issuance costs and discount of $10.5 million were written off. In addition, we were required to pay a premium of $30.8 million related to the repayment, for which we recorded an expense. Both were recorded in the three months ended June 30, 2020 and reflected within “Non-operating income (expense) – net” for the nine months ended September 30, 2020. Initial debt issuance costs of $31.6 million related to the 10.250% New Senior Unsecured Notes were recorded as a reduction of the carrying amount of the notes and amortized over the contractual term of the notes, through the date of partial repayment. The remaining debt issuance costs of $15.7 million continue to be amortized over the remaining term of the notes.
On September 11, 2020, we amended our credit agreement dated February 8, 2019, specifically related to the New Revolving Facility. The amendment increases the aggregate amount available under the New Revolving Facility from $400 million to $850 million, and resets the New Revolving Facility maturity date, from February 8, 2024, to September 11, 2025. As a result of the amendment, we wrote off $0.8 million deferred debt issuance costs related to changes in syndication lenders and reported within “Non-operating income (expense) – net” for the three and nine months ended September 30, 2020. Initial debt issuance costs of $9.6 million were included in "Other non-current assets" on the consolidated balance sheet and amortized over the initial term of the New Revolving Facility, through the date of the amendment. The remaining deferred debt issuance costs of $6.5 million, together with the additional issuance costs of $1.7 million incurred in connection with the amendment, are recorded in “Other non-current assets” on the consolidated balance sheet at September 30, 2020 and will be amortized over the new five-year term.
On September 26, 2020, we repaid $280 million in aggregate principal amount of our 6.875% New Senior Secured Notes. As a result, the associated deferred debt issuance costs and discount of $5.7 million were written off. In addition, we were required to pay a premium of $19.3 million related to the repayment, for which we recorded an expense. Both were recorded within “Non-operating income (expense)-net” for the three and nine months ended September 30, 2020. Initial debt issuance costs of $17.9 million related to the 6.875% New Senior Secured Notes were recorded as a reduction of the carrying amount of the notes and amortized over the contractual term of the notes, through the date of the partial repayment. The remaining debt issuance costs of $8.6 million continue to be amortized over the remaining term of the notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Our borrowings are summarized in the following table:

		September 30, 2020			At December 31, 2019
	Maturity	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value
Debt Maturing Within One Year:
New Repatriation Bridge Facility (1)	February 7, 2020	$—	$—	$—	$63.0	$0.1	$62.9
New Term Loan Facility (1)		25.3	—	25.3	19.0	—	19.0
Total short-term debt		$25.3	$—	$25.3	$82.0	$0.1	$81.9

Debt Maturing After One Year:
New Term Loan Facility (1)	February 8, 2026	$2,492.1	$80.9	$2,411.2	$2,511.0	$98.3	$2,412.7
New Revolving Facility (1) (2)	September 11, 2025	—	—	—	—	—	—
6.875% New Senior Secured Notes (1)	August 15, 2026	420.0	8.6	411.4	700.0	15.8	684.2
10.250% New Senior Unsecured Notes (1)	February 15, 2027	450.0	15.1	434.9	750.0	28.0	722.0
Total long-term debt		$3,362.1	$104.6	$3,257.5	$3,961.0	$142.1	$3,818.9
Total debt		$3,387.4	$104.6	$3,282.8	$4,043.0	$142.2	$3,900.8
*Represents unamortized portion of debt issuance costs and discounts.
(1) The New Senior Secured Credit Facilities and Successor notes contain certain covenants that limit our ability to incur additional indebtedness and guarantee indebtedness, create liens, engage in mergers or acquisitions, sell, transfer or otherwise dispose of assets, pay dividends and distributions or repurchase capital stock, prepay certain indebtedness and make investments, loans and advances. We were in compliance with these non-financial covenants at September 30, 2020 and December 31, 2019.
(2) The New Revolving Facility contains a springing financial covenant requiring compliance with a maximum ratio of first lien net indebtedness to consolidated EBITDA of 6.75. The financial covenant applies only if the aggregate principal amount of borrowings under the New Revolving Facility and certain outstanding letters of credit exceed 35% of the total amount of commitments under the New Revolving Facility on the last day of any fiscal quarter. The financial covenant did not apply at September 30, 2020 and December 31, 2019.

New Senior Secured Credit Facilities

Borrowings under the New Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin over a LIBOR rate for the interest period relevant to such borrowing, subject to interest rate floors, and they are secured by substantially all of the Company’s assets.
Other details of the New Senior Secured Credit Facilities:
•As required by the credit agreement, beginning June 30, 2020, the principal amount of the New Term Loan Facility is being paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026. Debt issuance costs of $62.1 million and discount of $50.6 million were recorded as a reduction of the carrying amount of the New Term Loan Facility and are being amortized over the term of the facility. The margin to LIBOR was 500 basis points initially. On February 10, 2020, an amendment was made to the credit agreement, specifically related to the New Term Loan Facility, which reduced the margin to LIBOR to 400 basis points. The maturity date for the New Term Loan Facility remains February 8, 2026 and no changes were made to the financial covenants or scheduled amortization. Subsequent to the IPO transaction, the spread was further reduced by 25 basis points to 375 basis points. The interest rate associated with the outstanding balances of the New Term Loan Facility at September 30, 2020 and December 31, 2019 were 3.895% and 6.792%, respectively. In connection with the term loan repricing, we incurred $0.8 million of third-party fees and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
wrote off $6.2 million of deferred debt issuance costs and discount related to changes in syndicated lenders. Both were recorded within “Other income (expense)-net” for the nine months ended September 30, 2020.
•The margin to LIBOR for borrowings under the New Revolving Facility was 350 basis points initially. Subsequent to the IPO transaction, the spread was reduced by 25 basis points to 325 basis points.
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
The scheduled maturities and interest payments for our total debt outstanding as of September 30, 2020 are as follows:

	Fourth Quarter 2020	2021	2022	2023	2024	Thereafter	Total
Principal	$6.3	$25.3	$25.3	$25.3	$25.3	$3,279.9	$3,387.4
Interest	24.5	172.5	171.5	170.5	169.6	276.5	985.1
Total Debt	$30.8	$197.8	$196.8	$195.8	$194.9	$3,556.4	$4,372.5

Retired Predecessor Debt
In connection with the Take-Private Transaction, we repaid in full all outstanding indebtedness under the Predecessor Term Loan Facility and Revolving Credit Facility and funded the redemption and discharge of the Predecessor senior notes, inclusive of a make-whole payment of $25.1 million, which was considered in our determination of the acquisition date fair value of the Predecessor senior notes as part of purchase accounting. Total unamortized debt issuance costs and discount of $6.6 million related to the Predecessor Term Loan Facility and Revolving Credit Facility were allocated zero value as part of purchase accounting. The weighted average interest rate associated with the outstanding balances related to the Predecessor Revolving Credit Facility prior to retirement as of February 7, 2019 was 3.66%. The interest rate associated with the outstanding balances related to the Predecessor Term Loan Facility prior to retirement as of February 7, 2019 was 4.00%.
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $1.1 million at September 30, 2020 and $1.0 million at December 31, 2019 (Successor).
On April 20, 2018, we entered into three-year interest rate swaps with an aggregate notional amount of $300 million in year 1, $214 million in year 2 and $129 million in year 3. The objective of the swaps is to mitigate the variation of future cash flows from changes in the floating interest rates on our existing debt. See Note 13 to our condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 7 -- Other Assets and Liabilities

Other Non-Current Assets

	September 30, 2020	December 31, 2019
Right of use assets (1)	$88.8	$87.9
Prepaid pension assets	17.1	9.9
Investments	28.0	23.7
Other non-current assets	13.5	13.1
Total	$147.4	$134.6
(1)Right of use assets at September 30, 2020 includes $11.4 million for a new lease entered into and an existing lease modified during the three months ended September 30, 2020.

Other Accrued and Current Liabilities:

	September 30, 2020	December 31, 2019
Restructuring accruals	$6.1	$11.1
Operating expenses accruals	73.2	58.7
Accrued interest expense	10.3	49.3
Short-term lease liability	24.6	22.4
Other accrued liabilities	16.8	25.8
Total	$131.0	$167.3

Other Non-Current Liabilities:

	September 30, 2020	December 31, 2019
Deferred revenue - long term	$13.7	$7.8
U.S. tax liability associated with the 2017 Act	49.8	55.0
Long-term lease liability (1)	73.1	71.2
Other	11.1	3.7
Total	$147.7	$137.7
(1)Long-term lease liability at September 30, 2020 includes $11.9 million for a new lease entered into and an existing lease modified during the three months ended September 30, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 8 -- Contingencies
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
Ellis v. Dun and Bradstreet, U.S. District Court for the Central District of California
On December 6, 2018, the Company was served with a complaint, captioned Dr. Jonathan C. Ellis v. Dun and Bradstreet, Inc. (the “Complaint”). The Complaint alleged that in or about April 2018, the Dun & Bradstreet report on Doheny Endosurgical Center, which is owned by the plaintiff, was updated to incorrectly include a reference to a Dr. Jonathon Ellis, who was charged with criminal activity relating to a minor. The Complaint contained two causes of action, libel per se and false light invasion of privacy, and sought compensatory and punitive damages. The parties reached a settlement in September 2020 and the case has been dismissed with prejudice.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Note 9 -- Income Taxes

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
The effective tax rate for the three months ended September 30, 2020 (Successor) was 37.2%, reflecting a tax benefit of $9.3 million on a pre-tax loss of $24.9 million, compared to 30.1% for the three months ended September 30, 2019, reflecting a tax benefit of $24.0 million on a pre-tax loss of $79.8 million. The change in the effective tax rate for the three months ended September 30, 2020 as compared to the prior year period was primarily due to favorable adjustments related to the impact of the Act recorded in the current year quarter.
The effective tax rate for the nine months ended September 30, 2020 (Successor) was 48.8%, reflecting a tax benefit of $111.1 million on a pre-tax loss of $227.8 million, compared to 20.4% for the period from January 1, 2019 to September 30, 2019 (Successor), reflecting a tax benefit of $84.1 million on a pre-tax loss of $412.9 million, and 26.7% for the period from January 1, 2019 to February 7, 2019 (Predecessor), reflecting a tax benefit of $27.5 million on a pre-tax loss of $102.8 million. The effective tax rate for the nine months ended September 30, 2020 (Successor) was positively impacted by the $57.8 million net benefit resulting from the enactment of the Act which allows for the carryback of U.S. net operating losses arising in 2018, 2019 or 2020 to each of the five preceding years for which the corporate tax rate for certain years was 35% (periods prior to 2018), as compared to the current 21% tax rate. The aforementioned benefit was partially offset by the impact of non-deductible expense associated with the fair value adjustment related to the Series A Preferred Stock make-whole derivative liability. The effective rate for both the period from January 1, 2019 to September 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), was negatively impacted by non-deductible transaction costs incurred as part of the Take-Private Transaction, partially offset by the excess tax benefit related to the acceleration of the vesting of equity-based awards in connection with the Take-Private Transaction for the period January 1, 2019 to February 7, 2019 (Predecessor).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 10 -- Pension and Postretirement Benefits
Net Periodic Pension Cost
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans					Postretirement Benefit Obligations
	Three-Month Period		Nine-Month Period			Three-Month Period		Nine-Month Period

	Successor				Predecessor	Successor				Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Components of net periodic cost (income):
Service cost	$0.4	$0.4	$1.3	$1.0	$0.3	$—	$—	$—	$—	$—
Interest cost	10.6	13.2	31.5	33.6	6.8	—	—	—	0.1	—
Expected return on plan assets	(21.8)	(23.2)	(65.5)	(59.4)	(10.6)	—	—	—	—	—
Amortization of Prior Service Cost (Credit)	—	—	—	—	—	(0.1)	—	(0.3)	—	(0.1)
Recognized actuarial loss (gain)	—	—	—	—	4.0	—	—	—	—	(0.1)
Net periodic cost (income)	$(10.8)	$(9.6)	$(32.7)	$(24.8)	$0.5	$(0.1)	$—	$(0.3)	$0.1	$(0.2)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 11 -- Stock Based Compensation
In connection with the IPO, we adopted the Dun & Bradstreet 2020 Omnibus Incentive Plan (the “Plan”). Under the Plan, we are authorized to issue up to 40,000,000 shares of the Company’s common stock in the form of stock-based awards, such as, but not limited to, restricted stock, restricted stock units and stock options. As of September 30, 2020, a total of 31,498,741 shares of our common stock were available for future grants under the Plan.
The following table summarizes the stock options, restricted stock and restricted stock units ("RSU's") granted in 2020:

Date	Number of shares granted	Grant date fair value per share	Vesting period (in years)	Vesting Criteria
Stock Options:
June 30, 2020 (1)	4,160,000	$4.80	0.0	N/A
June 30, 2020 (2)	3,840,000	$5.19	3.0	Service

Restricted Stock & RSU's:
August 12, 2020	75,378	$25.87	1.0	Service
August 12, 2020	220,335	$25.87	2.8	Service
August 12, 2020	205,546	$25.87	1.8	Service
(1)Awards were granted in connection with the IPO and fully vested at time of grant. See Note 19, "Related Parties" for further discussion.
(2)Awards vest ratably over three years in annual installments, commencing on the first anniversary of the grant date.

The following table summarizes the stock options, restricted stock and RSU's activity in 2020:

	Stock Options		Restricted Stock & RSU's
	Number of Options	Weighted-Average Exercise price	Number of Shares	Weighted-Average Grant Date Fair Value
Balances, January 1, 2020	—	$—	—	$—
Granted (3)	8,000,000	$22.00	501,259	$25.87
Forfeited	—	$—	—	$—
Vested	—	$—	—	$—
Balances, September 30, 2020	8,000,000	$22.00	501,259	$25.87
(3)Included in the RSU's granted during the period is the conversion of 205,546 phantom units.

The following table sets forth the components of our equity-based compensation:

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
Equity-Based Compensation:	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Stock Options	$1.7	$—	$21.7	$—	$—
Restricted Stock & RSU's	1.0	—	1.0	—	11.7
Incentive Units	7.0	3.6	15.9	7.9	—
Total Compensation Expense (4)	$9.7	$3.6	$38.6	$7.9	$11.7
(4)The compensation expenses are included in the Selling and administrative expenses of the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
In addition, in connection with the Take-Private Transaction, the Company issued 6,817.74280 Class B units of Parent and 15,867.80780 Class C units of Parent to certain investors, which vested immediately. We recognized an expense of $55.3 million related to these incentive units during the nine months ended September 30, 2019 (Successor), within the Selling and administrative expenses.

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
Expected Tax Benefit:	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Stock Options	$5.6	$—	$5.6	$—	$—
Restricted Stock & RSU's	0.7	—	0.7	—	2.8
Incentive Units	—	—	—	—	—
Total Expected Tax Benefit	$6.3	$—	$6.3	$—	$2.8

Equity-based compensation includes accelerated recognition of $3.4 million for the three and nine months ended September 30, 2020 and $10.4 million for the Predecessor period from January 1 to February 7, 2019.

The following table sets forth the unrecognized equity-based compensation cost as of September 30, 2020:

Equity-Based Compensation:	Unrecognized Compensation	Weighted Average Amortization Period (in years)
Stock Options	$18.2	2.8
Restricted Stock & RSU's	9.7	2.0
Incentive Units	18.9	1.5
Total Unrecognized Compensation Expense	$46.8	2.1

We accounted for stock-based compensation based on grant date fair value. For restricted stock, grant date fair value was based on the closing price of our stock on the date of grant. For stock options, we estimated the grant date fair value using the Black-Scholes valuation model. The assumptions for the Black-Scholes valuation model are set forth in the following table:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 12 -- Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. In periods when we report net income, diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period plus the dilutive effect of our outstanding stock incentive awards. For periods when we report a net loss, diluted earnings per share is equal to basic earnings per share, as the impact of our outstanding stock incentive awards is considered to be antidilutive. Under our current and Predecessor's stock incentive program, stock-based awards included grants of restricted stock, restricted stock units and stock options.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
(in millions, except per share data)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(17.0)	$(88.8)	$(182.6)	$(410.7)	$(75.6)

Weighted average number of shares outstanding-basic	415.7	314.5	348.5	314.5	37.2
Weighted average number of shares outstanding-diluted	415.7	314.5	348.5	314.5	37.2

Earnings (loss) per share of common stock:
Basic	$(0.04)	$(0.28)	$(0.52)	$(1.31)	$(2.04)
Diluted	$(0.04)	$(0.28)	$(0.52)	$(1.31)	$(2.04)

The weighted average number of shares outstanding used in the computation of diluted earnings per share excludes the effect of potentially issuable common shares totaling 3,840,000 shares and 1,303,358 shares for the three and nine months ended September 30, 2020 (Successor), respectively, and 1,548 shares for the period from January 1 to February 7, 2019 (Predecessor). These potentially issuable common shares were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 13 -- Financial Instruments
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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at September 30, 2020 and December 31, 2019, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at September 30, 2020 and December 31, 2019, because we sell to a large number of clients in different geographical locations and industries.
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
We use interest rate swaps to manage the impact of interest rate changes on our earnings. Under the swap agreements, we make monthly payments based on the fixed interest rate and receive monthly payments based on the floating rate. The objective of the swaps is to mitigate the variation of future cash flows from changes in the floating interest rates on our existing debt. For further detail of our debt, see Note 6. The swaps are designated and accounted for as cash flow hedges. Changes in the fair value of the hedging instruments are recorded in Other Comprehensive Income (Loss) and reclassified to earnings in the same line item associated with the hedged item when the hedged item impacts earnings.
The notional amount of the interest rate swap was $129.0 million at September 30, 2020 and $214.0 million at December 31, 2019.
Foreign Exchange Risk Management
Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. From time to time, we follow a practice of hedging certain balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We may use short-term, foreign exchange forward and, from time to time, option contracts to execute our hedging strategies. Typically, these contracts have maturities of 12 months or less. These contracts are denominated primarily in the British pound sterling, the Euro, the Singapore dollar and the Hong Kong dollar. The gains and losses on the forward contracts associated with our balance sheet positions are recorded in “Other Income (Expense) – Net” in the consolidated statements of operations and comprehensive income (loss) and are essentially offset by the losses and gains on the underlying foreign currency transactions. Our foreign exchange forward contracts are not designated as hedging instruments under authoritative guidance.
In prior years, to decrease earnings volatility, we hedged substantially all our intercompany balance positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. Beginning in the third quarter of 2019, certain balance sheet positions were no longer being hedged in order to reduce the volatility of cash flows required to settle these forward contracts. However, starting in the third quarter of 2020, we resumed our practice of hedging substantially all our intercompany balance positions. The underlying transactions and the corresponding foreign exchange forward contracts are marked to market at the end of each quarter and the fair value impacts are reflected within “Non-operating income (expense) – net” in the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
As of September 30, 2020 and December 31, 2019, the notional amounts of our foreign exchange contracts were $208.0 million and $152.0 million, respectively.
Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$—	Other Current Assets	$—	Other Accrued & Current Liabilities	$1.8	Other Accrued & Current Liabilities	$1.9
Total Derivatives designated as hedging instruments		$—		$—		$1.8		$1.9
Derivatives not designated as hedging instruments
Make-whole derivative liability	Other Current Assets	$—	Other Current Assets	$—	Make-whole derivative liability	$—	Make-whole derivative liability	$172.4
Foreign exchange forward contracts	Other Current Assets	2.5	Other Current Assets	1.6	Other Accrued & Current Liabilities	1.8	Other Accrued & Current Liabilities	2.6
Total derivatives not designated as hedging instruments		$2.5		$1.6		$1.8		$175.0
Total Derivatives		$2.5		$1.6		$3.6		$176.9

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Three-Month Period
	Successor			Successor			Successor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019		Three Months Ended September 30, 2020	Three Months Ended September 30, 2019		Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Interest Contracts	$0.8	$0.1	Interest Expense	$(0.8)	$(0.2)	Interest Expense	$(0.8)	$(0.2)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income			Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Nine-Month Period
	Successor		Predecessor		Successor		Predecessor		Successor		Predecessor
	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019		Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019		Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Interest Contracts	$0.1	$(2.1)	$—	Interest Expense	$(2.1)	$(0.3)	$—	Interest Expense	$(2.1)	$(0.3)	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three-Month Period		Nine-Month Period

		Successor				Predecessor
		Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Make-whole derivative liability	Non-Operating Income (Expenses) – Net	$—	$—	$(32.8)	$—	$—
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$3.1	$(4.5)	$2.4	$(9.1)	$1.8

Fair Value of Financial Instruments
Our financial assets and liabilities that are reflected in the consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term borrowings and long-term borrowings.
The following table summarizes fair value measurements by level at September 30, 2020 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at September 30, 2020
Assets:
Cash equivalents (1)	$210.7	$—	$—	$210.7
Other current assets:
Foreign exchange forwards (2)	$—	$2.5	$—	$2.5
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$1.8	$—	$1.8
Swap arrangements (3)	$—	$1.8	$—	$1.8
The following table summarizes fair value measurements by level at December 31, 2019 for assets and liabilities measured at fair value on a recurring basis:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

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
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for the nine months ended September 30, 2020 (Successor), the period from January 1, 2019 to September 30, 2019 (Successor), and the period from January 1, 2019 to February 7, 2019 (Predecessor).
At September 30, 2020 and December 31, 2019, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term and Long-term Debt (1)	$846.3	$1,020.5	$1,469.1	$1,811.8
New Term Loan Facility (2)	$2,436.5	$2,446.9	$2,431.7	$2,456.3
(1) Includes New Senior Notes (long-term) at September 30, 2020 and New Senior Notes (long-term) and New Repatriation Bridge Facility (short-term) at December 31, 2019.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 14 -- Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Predecessor:
Balance, December 31, 2018	$(235.5)	$(818.3)	$(0.3)	$(1,054.1)
Other comprehensive income (loss) before reclassifications	5.7	62.6	(0.1)	68.2
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	2.8	—	2.8
Balance, February 7, 2019	$(229.8)	$(752.9)	$(0.4)	$(983.1)

Successor:
Balance, January 1, 2019	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(34.6)	—	(1.6)	(36.2)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	—
Balance, September 30, 2019	$(34.6)	$—	$(1.6)	$(36.2)

Balance, January 1, 2020	$(6.6)	$(15.8)	$(1.1)	$(23.5)
Other comprehensive income (loss) before reclassifications	20.7	(0.7)	(1.4)	18.6
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(0.2)	1.5	1.3
Balance, September 30, 2020	$14.1	$(16.7)	$(1.0)	$(3.6)
The following table summarizes the reclassifications out of AOCI:

Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income (Loss) is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
		Three-Month Period		Nine-Month Period

		Successor				Predecessor
		Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Defined Benefit Pension Plans:
Amortization of prior service costs	Other Income (Expense)- Net	$(0.1)	$—	$(0.3)	$—	$(0.1)
Amortization of actuarial gain/loss	Other Income (Expense) - Net	—	—	—	—	3.9
Derivative Financial Instruments:
Interest contracts	Interest Expense	0.8	—	2.1	—	—
Total before tax		0.7	—	1.8	—	3.8
Tax benefit (expense)		(0.2)	—	(0.5)	—	(1.0)
Total after tax		0.5	—	1.3	—	2.8
Total reclassifications for the period, net of tax		$0.5	$—	$1.3	$—	$2.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 15 -- Take-Private Transaction

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
The Take-Private Transaction was funded through $3,076.8 million of cash from the issuance of common and preferred shares, as well as $4,043.0 million borrowings from notes issuance and Credit Facilities (see Note 6 for further discussion). The net proceeds were used to (i) finance the consummation of the Take-Private Transaction, (ii) repay in full all outstanding indebtedness under Dun & Bradstreet’s then-existing credit facilities, (iii) fund the redemption of all Dun & Bradstreet’s then-existing senior notes and (iv) pay related fees, costs, premiums and expenses in connection with these transactions.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
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

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Reported revenue (Successor)	$408.2	$981.2
Dun & Bradstreet pre-acquisition revenue	—	178.7
Deferred revenue fair value adjustment	38.6	98.7
Pro forma revenue	$446.8	$1,258.6

Reported net income (loss) attributable to Dun & Bradstreet Holdings, Inc.(Successor)	$(88.8)	$(410.7)
Dun & Bradstreet pre-acquisition net income (loss)	—	(75.6)
Pro forma adjustments - net of income tax (1):
Deferred revenue fair value adjustment	30.0	76.7
Incremental amortization of intangibles	(6.8)	(44.0)
Amortization of deferred commissions	(2.7)	(7.3)
Transaction costs	—	154.9
Pension expense adjustment	—	69.5
Equity-based compensation adjustment	—	8.1
Preferred dividend adjustment	—	(14.6)
Incremental interest expense and facility cost adjustment	1.1	(20.5)
Pro forma net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor)	$(67.2)	$(263.5)
(1)    The blended statutory tax rate of 22.3% was assumed for 2019 for the purpose of pro forma presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 16 -- Acquisitions
2020 Acquisitions

On January 7, 2020 we acquired a 100% equity interest in Orb Intelligence (“Orb”) for a purchase price of $11.5 million. Orb Intelligence offers a high quality, global database of information, with a focus on building a digital view of businesses' presence.
On March 11, 2020, we acquired substantially all of the assets of coAction.com for a purchase price of $9.6 million, of which $4.8 million was paid upon the close of the transaction and the remaining $4.8 million was paid on September 11, 2020. coAction.com is a leader in revenue cycle management in the Order-to-Cash process, serving mid to large size companies across multiple industries.
The acquisitions were accounted for in accordance with ASC 805 “Business Combinations,” as purchase transactions, and accordingly, the assets and liabilities of both entities were recorded at their estimated fair values at the respective dates of the acquisitions. Transaction costs of $0.2 million were included in Selling and Administrative Expenses in the consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2020 (Successor). We have included the financial results of Orb and coAction.com in our consolidated financial statements since their respective acquisition dates, and the results from each of these companies were not individually or in the aggregate material to our consolidated financial statements.
The table below reflects the aggregate purchase price related to the acquisitions and the resulting purchase allocation:

	Amortization Life (years)	Preliminary Purchase Price Allocation at March 31, 2020	Measurement Period Adjustments	Preliminary Purchase Price Allocation at September 30, 2020
Cash		$0.5	$—	$0.5
Accounts receivable		0.3	—	0.3
Other		0.2	0.1	0.3
Total current assets		1.0	0.1	1.1
Intangible assets:
Customer relationships	7	2.4	—	2.4
Technology	11	6.8	—	6.8
Goodwill	Indefinite	10.7	0.2	10.9
Deferred tax asset		0.4	—	0.4
Total assets acquired		$21.3	$0.3	$21.6
Total liabilities assumed		0.2	0.2	0.4
Total purchase price		$21.1	$0.1	$21.2
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
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

	Three-Month Period	Nine-Month Period

	Successor		Predecessor
	Three Months Ended September 30, 2019	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Reported revenue	$408.2	$981.2	$178.7
Lattice revenue - pre-acquisition revenue	—	11.1	2.9
Add: deferred revenue adjustment	1.2	1.2	—
Total pro forma revenue	$409.4	$993.5	$181.6
Reported net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor)/The Dun & Bradstreet Corporation (Predecessor)	$(88.8)	$(410.7)	$(75.6)
Pro forma adjustments - net of tax effect
Pre-acquisition net loss	—	(19.7)	(1.0)
Intangible amortization - net of tax benefits	—	(1.4)	(0.4)
Deferred revenue adjustment - net of tax benefits	0.9	0.9	—
Transaction costs - net of tax benefits	0.4	0.4	—
Pro forma net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(87.5)	$(430.5)	$(77.0)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Note 17 -- Goodwill and Other Intangibles
Computer Software and Goodwill:

	Computer Software	Goodwill
Predecessor:
December 31, 2018	$133.8	$770.8
Additions at cost (1)	5.0	—
Amortization	(6.8)	—
Other (3)	0.1	2.7
February 7, 2019	$132.1	$773.5

Successor:
January 1, 2019	$—	$—
Acquisitions (2)	376.0	2,797.6
Additions at cost (1)	4.2	—
Amortization	(8.6)	—
Other (3)	0.4	—
March 31, 2019	$372.0	$2,797.6
Additions at cost (1)	17.0	—
Amortization	(13.4)	—
Other (3)	(3.5)	(5.0)
June 30, 2019	$372.1	$2,792.6
Acquisitions (2)	—	180.9
Additions at cost (1)	19.0	—
Amortization	(12.2)	—
Other (3)	(3.6)	(6.1)
September 30, 2019	$375.3	$2,967.4

January 1, 2020	$379.8	$2,840.1
Acquisition (4)	—	10.7
Additions at cost (1)	17.4	—
Amortization	(15.9)	—
Write-off	(0.2)	—
March 31, 2020	$381.1	$2,850.8
Additions at cost	28.3	—
Amortization	(16.8)	—
Write-off	(0.1)	—
Other (3)	(0.7)	(2.8)
June 30, 2020	$391.8	$2,848.0
Acquisition (4)	—	0.2
Additions at cost	35.3	—
Amortization	(18.2)	—
Write-off	(0.2)	—
Other (3)	12.9	5.7
September 30, 2020	$421.6	$2,853.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Other Intangibles:

	Customer Relationships	Database and Other	Other Indefinite-Lived Intangibles	Total
Predecessor:
December 31, 2018	$75.7	$50.0	$158.4	$284.1
Additions	—	0.1	—	0.1
Amortization	(1.7)	(1.5)	—	(3.2)
Other (3)	0.1	—	—	0.1
February 7, 2019	$74.1	$48.6	$158.4	$281.1

Successor:
January 1, 2019	$—	$—	$—	$—
Acquisition (2)	2,589.0	1,769.0	1,200.8	5,558.8
Amortization	(42.0)	(28.7)	—	(70.7)
March 31, 2019	$2,547.0	$1,740.3	$1,200.8	$5,488.1
Additions	—	0.2	—	0.2
Amortization	(71.9)	(49.1)	—	(121.0)
Other (3)	(6.0)	—	—	(6.0)
June 30, 2019	$2,469.1	$1,691.4	$1,200.8	$5,361.3
Acquisitions (2)	(297.9)	257.8	53.0	12.9
Additions	—	0.3	—	0.3
Amortization	(51.6)	(57.2)	—	(108.8)
Other (3)	(1.6)	(10.1)	—	(11.7)
September 30, 2019	$2,118.0	$1,882.2	$1,253.8	$5,254.0

January 1, 2020	$2,162.1	$1,813.5	$1,275.8	$5,251.4
Acquisition (4)	2.4	6.8	—	9.2
Additions at cost	—	0.1	—	0.1
Amortization	(65.1)	(51.0)	—	(116.1)
Other (3)	(0.2)	(1.0)	—	(1.2)
March 31, 2020	$2,099.2	$1,768.4	$1,275.8	$5,143.4
Additions	—	0.2	—	0.2
Amortization	(63.3)	(50.2)	—	(113.5)
Other (3)	(2.5)	(5.3)	—	(7.8)
June 30, 2020	$2,033.4	$1,713.1	$1,275.8	$5,022.3
Additions	—	0.3	—	0.3
Amortization	(63.3)	(50.1)	—	(113.4)
Other (3)	5.0	11.1	—	16.1
September 30, 2020	$1,975.1	$1,674.4	$1,275.8	$4,925.3
(1)Primarily related to software-related enhancements on products.
(2)Related to the Take-Private Transaction. See Note 15 for further detail.
(3)Primarily due to the impact of foreign currency fluctuations.
(4)Related to the acquisition of Orb Intelligence and coAction.com.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 18 -- Segment Information
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
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the U.K., Greater China, India and indirectly through our WWN alliances.
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

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Revenue:
North America	$363.3	$374.7	$1,059.1	$916.8	$148.2
International	79.8	72.7	219.4	163.7	56.4
Corporate and other (1)	(1.0)	(39.2)	(20.5)	(99.3)	(25.9)
Consolidated total	$442.1	$408.2	$1,258.0	$981.2	$178.7
(1)Revenue for Corporate and other represents deferred revenue purchase accounting adjustments recorded in accordance with GAAP related to the Take-Private Transaction included in each of the Successor periods and recent acquisitions for the three and nine months ended September 30, 2020 (Successor), and the International lag adjustment (see Note 1) included in the period from January 1 to February 7, 2019 (Predecessor).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Adjusted EBITDA
North America	$184.2	$189.6	$498.1	$435.8	$55.3
International	28.2	25.5	71.6	56.1	20.3
Corporate and other (1)	(15.4)	(60.1)	(63.2)	(147.8)	(9.3)
Consolidated total	$197.0	$155.0	$506.5	$344.1	$66.3
Depreciation and amortization	(134.1)	(123.3)	(401.0)	(340.6)	(11.1)
Interest expense - net	(60.6)	(85.1)	(221.1)	(218.5)	(5.2)
Dividends allocated to preferred stockholders	—	(32.1)	(64.1)	(82.0)	—
Benefit for income taxes - net	9.3	24.0	111.1	84.1	27.5
Other income (expense) - net	(9.5)	6.3	(42.2)	18.6	(86.0)
Equity in net income of affiliates	0.7	0.5	1.9	3.4	0.5
Net income (loss) attributable to non-controlling interest	(2.1)	(1.4)	(3.7)	(3.3)	(0.8)
Lag adjustment	—	—	—	—	(2.7)
Other incremental or reduced expenses from the application of purchase accounting	4.5	5.3	14.4	15.9	—
Equity-based compensation	(9.7)	(3.6)	(38.6)	(7.9)	(11.7)
Restructuring charges	(4.9)	(8.2)	(16.2)	(44.1)	(0.1)
Merger and acquisition-related operating costs	(2.2)	(5.9)	(6.7)	(154.5)	(52.0)
Transition costs	(5.1)	(20.3)	(22.3)	(23.8)	(0.3)
Legal reserve associated with significant legal and regulatory matters	—	—	—	0.2	—
Asset impairment	(0.3)	—	(0.6)	(2.3)	—
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(17.0)	$(88.8)	$(182.6)	$(410.7)	$(75.6)

(1)Corporate and other includes deferred revenue purchase accounting adjustments recorded in accordance with GAAP related to the Take-Private Transaction and recent acquisitions of ($1.0) million and ($20.5) million for the Successor three and nine months ended September 30, 2020, respectively, $(39.2) million and $(99.3) million for the three months ended September 30, 2019 (Successor) and the period from January 1, 2019 to September 30, 2019 (Successor), respectively, and the International lag adjustment of $(2.7) million for the period from January 1 to February 7, 2019 (Predecessor).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Depreciation and amortization:
North America	$11.8	$10.2	$33.6	$25.3	$5.8
International	2.1	1.8	5.7	4.2	1.5
Total segments	13.9	12.0	39.3	29.5	7.3
Corporate and other (1)	120.2	111.3	361.7	311.1	3.8
Consolidated total	$134.1	$123.3	$401.0	$340.6	$11.1
Capital expenditures:
North America	$1.8	$1.2	$3.1	$7.3	$0.2
International	2.6	0.6	4.4	1.0	0.1
Total segments	4.4	1.8	7.5	8.3	0.3
Corporate and other	0.1	0.3	0.3	0.7	(0.1)
Consolidated total	$4.5	$2.1	$7.8	$9.0	$0.2
Additions to computer software and other intangibles:
North America	$31.7	$15.9	$71.5	$33.7	$4.3
International	1.7	2.4	4.0	4.7	0.8
Total segments	33.4	18.3	75.5	38.4	5.1
Corporate and other	2.2	0.9	6.1	1.7	—
Consolidated total	$35.6	$19.2	$81.6	$40.1	$5.1

(1) Depreciation and amortization for Corporate and other includes incremental amortization resulting from the Take-Private Transaction and recent acquisitions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Supplemental Geographic and Customer Solution Set Information:

	September 30, 2020	December 31, 2019
Assets:
North America	$8,519.3	$8,480.1
International	666.1	632.7
Consolidated total	$9,185.4	$9,112.8

Goodwill:
North America	$2,745.5	$2,734.6
International	108.4	105.5
Consolidated total	$2,853.9	$2,840.1
Other intangibles:
North America	$4,640.8	$4,953.0
International	284.5	298.4
Consolidated total	$4,925.3	$5,251.4
Other long-lived assets:
North America	$563.4	$500.9
International	105.3	89.9
Consolidated total	$668.7	$590.8
Total long-lived assets	$8,447.9	$8,682.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
Customer Solution Set Revenue	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019

North America (1):
Finance & Risk	$206.6	$208.4	$593.2	$511.1	$80.4
Sales & Marketing	156.7	166.3	465.9	405.7	67.8
Total North America	$363.3	$374.7	$1,059.1	$916.8	$148.2
International:
Finance & Risk	$66.3	$58.1	$179.7	$133.8	$43.4
Sales & Marketing	13.5	14.6	39.7	29.9	13.0
Total International	$79.8	$72.7	$219.4	$163.7	$56.4
Corporate and other:
Finance & Risk	$(0.4)	$(23.1)	$(10.6)	$(59.6)	$(19.2)
Sales & Marketing	(0.6)	(16.1)	(9.9)	(39.7)	(6.7)
Total Corporate and other	$(1.0)	$(39.2)	$(20.5)	$(99.3)	$(25.9)
Total Revenue:
Finance & Risk	$272.5	$243.4	$762.3	$585.3	$104.6
Sales & Marketing	169.6	164.8	495.7	395.9	74.1
Total Revenue	$442.1	$408.2	$1,258.0	$981.2	$178.7
(1) Substantially all of the North America revenue is attributable to the United States.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 19 -- Related Parties
The following sets forth certain transactions and agreements in which the Company and our affiliates, executive officers and certain directors are involved.
As a result of the completion of the Take-Private Transaction on February 8, 2019, the Company was directly owned by Parent, which was collectively controlled by entities affiliated with Bilcar, LLC (‘‘Bilcar’’), Thomas H. Lee Partners, L.P. (‘‘THL’’), Cannae Holdings, Inc. (‘‘Cannae Holdings’’), Black Knight, Inc. (‘‘Black Knight’’) and CC Capital Partners LLC (‘‘CC Capital’’), collectively the ‘‘Investor Consortium.’’ Subsequent to the close of the IPO and the concurrent private placement on July 6, 2020 (see Note 2 for further discussion), the Investor Consortium continues to be able to exercise significant voting influence over fundamental and significant corporate matters and transactions by their ability to designate five members of our board of directors.
Upon the close of the Take-Private Transaction, Anthony Jabbour was appointed as Chief Executive Officer of the Company while continuing his role as Black Knight’s Chief Executive Officer. Stephen C. Daffron, co-founder of Motive Partners, became our President and Chief Operating Officer. Additionally, William P. Foley II serves as Chairman of the Company’s board of directors, while continuing his role as Chairman of the board of directors of Cannae Holdings and Black Knight. Richard N. Massey, a member of the Company’s board of directors, serves as Chief Executive Officer and as a director of Cannae Holdings. Certain of our key employees have dual responsibilities among the Investor Consortium. Subsequent to the close of the IPO transaction, the above relationships remain the same.

On February 8, 2019, the Company entered into a services agreement with MVB Management, LLC (‘‘MVB’’), an entity affiliated with William P. Foley II, who is affiliated with Bilcar, and Chinh E. Chu, who is affiliated with CC Capital, and THL Managers VIII, LLC (‘‘THL Managers’’), an entity affiliated with THL, pursuant to which MVB and THL Managers provided services in connection with the Take-Private Transaction. The Company paid a total fee of $29.1 million to MVB under the agreement upon the close of the Take-Private Transaction, which we included as ‘‘Selling and Administrative Expenses’’ in the Successor’s statement of operations and comprehensive income (loss) for the period from January 1, 2019 to September 30, 2019. Under the services agreement, the Company must reimburse the reasonable and documented out-of-pocket expenses incurred by MVB and THL Managers in performing the ongoing services. The Company has made no payments pursuant to the reimbursement provision during the nine months ended September 30, 2020 and the period from January 1, 2019 to September 30, 2019. The reimbursement provision was terminated following the IPO transaction. Also in connection with the IPO transaction, we paid fees of $2.5 million each to THL Managers and entities affiliated with William P. Foley II and Chinh E. Chu (Bilcar and CC Star Holdings, LP, respectively) for services provided prior to the IPO.
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
Pursuant to the Star Parent, L.P. Partnership Agreement, an entity jointly controlled by affiliates of CC Capital and Bilcar (the ‘‘Originating Sponsors’’) was granted 6,817.7428 Class B profits interest units of Parent, which were valued at $17.3 million and were included as ‘‘Selling and administrative Expenses’’ in the Successor’s statement of operations for the period from January 1, 2019 to September 30, 2019. Pursuant to the Star Parent, L.P. Partnership Agreement, the Originating Sponsors also received 15,867.8087 Class C profits interest units of Parent upon the close of the Take-Private Transaction. The units were valued at approximately $37.9 million.
Upon the close of the Take-Private Transaction, Motive Partners received $0.6 million related to due diligence consulting services pursuant to a services agreement between Parent and Motive Partners.
During the Successor period from January 1, 2019 to December 31, 2019, Motive Partners was retained to provide certain technology consulting services. Total cost incurred during the period from January 1, 2019 to September 30, 2019 for such services was immaterial.
In August 2019, the Company entered into a five-year lease agreement with Motive Partners related to the office space for the Company’s London sales office starting August 1, 2019. This lease was terminated in June 2020 with a termination fee of $0.1 million. We recorded total lease costs of $1.0 million for the nine months ended September 30, 2020. In December 2019, the Company entered into a one-year lease agreement with Motive Partners for operations in New York starting January 1, 2020. Total payments over the one-year lease term aggregate to approximately $0.2 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
In the normal course of business, we reimburse affiliates for certain travel costs incurred by Dun & Bradstreet Holdings, Inc. executives and board members. The amounts included in Selling and Administrative Expenses were $0.1 million and $0.5 million for the Successor three and nine months ended September 30, 2020, respectively. The amounts included in Selling and Administrative Expenses for the three and nine months ended September 30, 2019 were immaterial.

On January 1, 2020, the Company entered into a three-year service agreement with Trasimene Capital Management, LLC (the “Advisor”), an entity affiliated with Cannae Holdings, and controlled by Mr. Foley. The agreement is subject to renewal. Pursuant to the agreement, the Advisor provides the Company strategic advisory services, in exchange for transaction fees that are calculated based on 1% of the value of each transaction for which the Advisor performs services. Under the service agreement, the Company is also obligated to reimburse the reasonable and documented out-of-pocket expenses incurred by the Advisor. We incurred costs of $0.4 million for transaction fees to the Advisor for the nine months ended September 30, 2020.

In connection with the IPO transaction, the Originating Sponsors agreed to waive certain anti-dilution rights they had pursuant to the Star Parent Partnership Agreement and to terminate such provision following the offering. In exchange for such waiver and termination, we made a payment of $30.0 million to an entity jointly controlled by affiliates of the Originating Sponsors upon the closing of the IPO transaction on July 6, 2020. In addition, on June 30, 2020, each of Mr. Foley and Mr. Chu received options to purchase 2,080,000 shares of our common stock at an exercise price equal to the initial public offering price. The options were fully vested upon grant. The options were valued at $20.0 million, which was reflected in Selling and Administrative Expenses for the nine months ended September 30, 2020.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 20 -- Preferred Stock
Prior to June 30, 2020, the Company classified its Series A Preferred Stock as mezzanine equity because the instrument contained a redemption feature which was contingent upon certain events, the occurrence of which was not solely within the control of the Company.
Prior to redemption, we had bifurcated embedded derivatives and assessed fair value each reporting date through June 30, 2020 and recorded a loss of $32.8 million within ‘‘Other income (expense)— net’’ for the nine months ended September 30, 2020.
Upon the closing of the IPO on July 6, 2020 (see further discussion in Note 2), we redeemed all of the outstanding Series A Preferred Stock as required by the Certificate of Designation. In addition, we made the total make-whole payment of $205.2 million. The Series A Preferred Stock was fully accreted to the redeemable balance of $1,067.9 million using the interest method prior to the redemption. Total accretion of $36.1 million was recorded for the nine months ended September 30, 2020.
On May 14, 2020, March 4, 2020, July 30, 2019 and May 31, 2019, the board of directors of Dun & Bradstreet Holdings, Inc. declared a cash dividend of $30.51 per share to all holders of shares of Series A Preferred Stock. An aggregate amount of $32.1 million, $32.0 million, $32.1 million, $10.7 million and $21.3 million was paid on June 26, 2020, March 27, 2020, September 27, 2019, June 28, 2019 and on June 19, 2019, respectively.

Note 21 -- Subsequent Event

On October 7, 2020, we entered into a definitive agreement to purchase the outstanding shares of Bisnode Business Information Group AB ("Bisnode"), for an estimated purchase price upon closing of approximately SEK 7.2 billion (approximately $818 million). Bisnode is a leading European data and analytics firm and long-standing member of the Dun & Bradstreet Worldwide Network. We expect the acquisition to position us to expand across Europe, increase our client base, and expand and enhance our Data Cloud. The transaction is expected to close in January 2021, subject to required regulatory approvals and customary closing conditions. Upon the close of the transaction, it is expected that 75% of the consideration for the equity value would be paid in cash and the remaining 25% would be paid in newly issued shares of common stock of the Company in a private placement. We will account for the transaction in accordance with ASC 805, "Business Combinations." In anticipation of the close of the transaction, we entered into a zero-cost foreign currency collar with the notional amount of SEK 4.8 billion to reduce our foreign currency exposure.

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
The risks and uncertainties that forward-looking statements are subject to include, but are not limited to: (i) our ability to consummate the acquisition of Bisnode, including receipt of regulatory approvals and satisfaction of any other conditions to closing; (ii) an outbreak of disease, global or localized health pandemic or epidemic, or the fear of such an event (such as the COVID-19 global pandemic), including the global economic uncertainty and measures taken in response; (iii) the short- and long-term effects of the COVID-19 global pandemic, including the pace of recovery or any future resurgence; (iv) our ability to implement and execute our strategic plans to transform the business; (v) our ability to develop or sell solutions in a timely manner or maintain client relationships; (vi) competition for our solutions; (vii) harm to our brand and reputation; (viii) unfavorable global economic conditions; (ix) risks associated with operating and expanding internationally; (x) failure to prevent cybersecurity incidents or the perception that confidential information is not secure; (xi) failure in the integrity of our data or systems; (xii) system failures and personnel disruptions, which could delay the delivery of our solutions to our clients; (xiii) loss of access to data sources; (xiv) failure of our software vendors and network and cloud providers to perform as expected or if our relationship is terminated; (xv) loss or diminution of one or more of our key clients, business partners or government contracts; (xvi) dependence on strategic alliances, joint ventures and acquisitions to grow our business; (xvii) our ability to protect our intellectual property adequately or cost-effectively; (xviii) claims for intellectual property infringement; (xix) interruptions, delays or outages to subscription or payment processing platforms; (xx) risks related to acquiring and integrating businesses and divestitures of existing businesses; (xxi) our ability to retain members of the senior leadership team and attract and retain skilled employees; (xxii) compliance with governmental laws and regulations; (xxiii) risks associated with our structure and status as a "controlled company;" and (xxiv) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in our consolidated financial statements for the year ended December 31, 2019, included in our final prospectus dated June 30, 2020 and filed with the Securities and Exchange Commission on July 2, 2020, our other Quarterly Reports and the Company’s other reports or documents.

The following discussion and analysis of Dun & Bradstreet Holdings, Inc.’s financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our final prospectus dated June 30, 2020 and filed with the Securities and Exchange Commission on July 2, 2020. References in this discussion and analysis to “the Company,” “Dun & Bradstreet,” “we,” “us” and “our” refer to Dun & Bradstreet Holdings, Inc. and its subsidiaries.
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
We believe that we have an attractive business model that is underpinned by highly recurring, diversified revenue, significant operating leverage, low capital requirements and strong free cash flow. The proprietary and embedded nature of our data and analytics solutions and the integral role that we play in our clients’ decision-making processes have historically translated into high client retention and revenue visibility. We also benefit from strong operating leverage given our centralized database and solutions, which allow us to generate strong contribution margins and free cash flow.
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
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the United Kingdom/Ireland ("U.K."), Greater China, India and indirectly through our WWN alliances.

Recent Developments
Initial Public Offering ("IPO") and Private Placement
On July 6, 2020, we completed an IPO of 90,047,612 shares of our common stock, par value $0.0001 per share at an offering price of $22.00 per share. Immediately subsequent to the closing of the IPO, a subsidiary of Cannae Holdings, a subsidiary of Black Knight and affiliates of CC Capital purchased from us in a private placement $200.0 million, $100.0 million and $100.0 million, respectively, of our common stock at a price per share equal to 98.5% of the IPO price. We issued 18,458,700 shares of common stock in connection with the private placement. A total of 108,506,312 shares of common stock were issued in the IPO and concurrent private placement for gross proceeds of $2,381.0 million. See Note 2 to the unaudited condensed consolidated financial statements for further discussion, including the use of proceeds.

COVID-19 Impact
The global coronavirus (“COVID-19”) pandemic has caused disruptions in supply chains, affecting workforce, production and sales across the world, leading to disruptions and volatility in the global financial markets and economy. There is considerable uncertainty regarding the extent of the impact and the duration of the pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on the effect on our customers and vendors, all of which are uncertain at this time and cannot be predicted.
Since March 2020, substantially all of our employees have been working from home. We are following the requirements and protocols published by the U.S. Centers for Disease Control, the World Health Organization and country, state and local governments. We continue to serve our clients with the high level of service they have come to expect from us. Our transition to working from home has been successful and has not significantly affected our operations. While our results of operations, financial condition, and cash flows for the three and nine months ended September 30, 2020 have not been materially affected, our usage-based solutions across our Finance & Risk business units and certain of our Sales and Marketing products and International markets have been impacted by COVID-19 as discussed further within the revenue section of the MD&A. In addition, we are experiencing longer collection cycles for certain groups of customers. As a result, we considered our current expectations of future economic conditions, including the impact of COVID-19, when estimating our allowance for doubtful accounts. We made an immaterial increase to our allowance for doubtful accounts as of September 30, 2020, as a result of our current estimate of the impact COVID-19 will have on the collectability of our accounts receivable.
Given the current economic condition, we continue to carefully monitor the COVID-19 pandemic and its impact on our business including, but not limited to, implementing additional operational processes to monitor customer sales and collections, taking precautionary measures to ensure sufficient liquidity and adjusting operations to ensure business continuity. While our productivity and financial performance for the three and nine months ended September 30, 2020 have not been impacted materially by the pandemic, the ultimate impact will be difficult to predict and depends on, among many factors, the duration of the pandemic and its ultimate impact to our customers, vendors, and the financial markets.
In response to liquidity issues that businesses are facing as a result of the COVID-19 pandemic, The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act” or the “Act”) was signed into law on March 27, 2020 by the U.S. government. Among other reliefs, the Act provides assistance to businesses through the modification of rules related to net operating losses and interest expense deductions. Many of these modifications are designed to provide critical cash flow and liquidity to businesses during the COVID-19 pandemic, including allowing the amendment of prior tax returns to obtain tax refunds. The Act also allows for the deferral of 2020 employer FICA payroll taxes to 2021 and 2022 as well as delaying any federal tax payments due April 15, 2020 and June 15, 2020 until July 15, 2020. The Company utilized the relief opportunities provided by the Act. As a result of the application of the Act, the Company expects to realize a net income tax cash benefit of approximately $95 million, of which $4.1 and $57.8 million is reflected in our effective tax rate for the three and nine months ended September 30, 2020, respectively. We have also deferred 2020 FICA payroll tax payments of approximately $10 million, with half due at the end of 2021 and the remaining half at the end of 2022.
Recently Issued Accounting Standards

See Note 3 to the unaudited condensed consolidated financial statements for disclosure of the impact that recent accounting pronouncements may have on the unaudited condensed consolidated financial statements.
Key Components of Results of Operations

Revenue

We generate our North America and International segment revenue primarily through subscription-based contractual arrangements that we enter into with clients to provide data, analytics and analytics-related services either individually, or as part of an integrated offering of multiple services. These arrangements occasionally include offerings from more than one business unit to the same client.
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
Selling and Administrative Expenses
Selling and Administrative Expenses primarily include personnel-related costs for sales, administrative and corporate management employees, costs for professional and consulting services, advertising and occupancy and facilities expense of these functions.
Depreciation and Amortization
Depreciation and amortization expenses consist of depreciation related to investments in property, plant and equipment, as well as amortization of purchased and developed software and other intangible assets, principally database and client relationships recognized in connection with the Take-Private Transaction.
Non-Operating Income and Expense
Non-operating income and expense includes interest expense, interest income, dividends from cost-method investments, gains and losses from divestitures, mark-to-market expense related to certain derivatives, early repayment premiums, and other non-operating income and expenses.
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
Adjusted Revenue
We define adjusted revenue as revenue adjusted to include revenue for the period from January 8 to February 7, 2019 (‘‘International lag adjustment’’) for the Predecessor related to the lag reporting for our International operations. On a GAAP basis, we report International results on a one-month lag, and for 2019 the Predecessor period for International is December 1, 2018 through January 7, 2019. The Successor period for International is February 8, 2019 (commencing on the closing date of the Take-Private Transaction) through August 31, 2019 for the Successor period from January 1, 2019 to September 30, 2019. The International lag adjustment is to facilitate comparability of 2019 periods to 2020 periods.

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
•debt refinancing and extinguishment costs; and
•tax effect of the non-GAAP adjustments and the impact resulting from the enactment of the CARES Act. See Note 9 for further details.
Adjusted Net Earnings Per Diluted Share
We calculate adjusted net earnings per diluted share by dividing adjusted net income (loss) by the weighted average number of common shares outstanding for the period plus the dilutive effect of common shares potentially issuable in connection with awards outstanding under our stock incentive plan. For consistency purposes, we assume the stock split effected on June 23, 2020 to be the number of shares outstanding during the Predecessor period.

Results of Operations
GAAP Results
As a result of the Take-Private Transaction on February 8, 2019, the historical financial statements and information are presented on a Successor and Predecessor basis. In the accompanying unaudited condensed consolidated financial statements, references to Predecessor refer to the results of operations and cash flows of The Dun & Bradstreet Corporation and its subsidiaries prior to the closing of the Take-Private Transaction. References to Successor refer to the consolidated financial position of Dun & Bradstreet Holdings, Inc. and its subsidiaries as of September 30, 2020 and December 31, 2019, and the results of operations and cash flows of Dun & Bradstreet Holdings, Inc. and its subsidiaries after the Take-Private Transaction for the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and the period from January 1, 2019 to September 30, 2019. During the period from January 1, 2019 to February 7, 2019, Dun & Bradstreet Holdings, Inc. had no significant operations and limited assets and had only incurred transaction related expenses prior to the Take-Private Transaction. The Predecessor and Successor unaudited condensed consolidated financial information presented herein is not comparable primarily due to financing of the Take-Private Transaction and the application of acquisition accounting in the Successor financial statements as of February 8, 2019, as further described in Note 15, of which the most significant impacts are (i) transaction costs incurred and the pension settlement charge associated with the Take-Private Transaction; (ii) a shorter Successor period for our International operations for the period from January 1, 2019 to September 30, 2019; (iii) increased amortization expense for the intangible assets; and (iv) additional interest expense associated with debt financing arrangements entered into in connection with the Take-Private Transaction.
To facilitate comparability of the nine-month period ended September 30, 2020 to the nine-month period ended September 30, 2019, we present below the combination of consolidated results from January 1, 2019 to September 30, 2019, comprising the Successor consolidated results from January 1, 2019 to September 30, 2019, the Predecessor consolidated results for the period from January 1, 2019 to February 7, 2019 and certain pro forma adjustments that give effect to the Take-Private Transaction as if it had occurred on January 1, 2019 (combined pro forma results for the nine-month period ended September 30, 2019). These pro forma adjustments are prepared in accordance with Article 11 of Regulation S-X to include additional deferred revenue adjustment, additional amortization related to the recognized intangible assets and additional interest expenses associated with the Successor debt. In addition, non-recurring transaction costs directly attributable to the transaction, acceleration vesting costs related to the Predecessor’s restricted stock units, one-time pension settlement charge and actuarial loss amortization are eliminated from the respective period. We compare results for the nine-month period ended September 30, 2020 (Successor) to the combined pro forma results for the nine-month period ended September 30, 2019. We present the information for the nine-month period ended September 30, 2019 in this format to assist readers in understanding and assessing the trends and significant changes in our results of operations on a comparable basis. We believe this presentation is appropriate because it provides a more meaningful comparison and more relevant analysis of our results of operations for the 2020 period compared with the 2019 period. The following table sets forth our historical results of operations for the periods indicated below (in millions):

	Three-Month Period		Nine-Month Period

	Successor				Predecessor	Pro Forma Adjustments for the Nine Months Ended September 30, 2019 (a)		Combined Pro Forma Nine Months Ended September 30, 2019
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019 (1)	Period from January 1 to February 7, 2019 (2)
Revenue	$442.1	$408.2	$1,258.0	$981.2	$178.7	$(16.0)	(b)	$1,143.9
Operating expenses	126.0	125.0	404.1	317.2	56.7	—		373.9
Selling and administrative expenses	131.9	152.7	401.2	492.3	122.4	(212.9)	(c)	401.8
Depreciation and amortization	134.1	123.3	401.0	340.6	11.1	45.1	(d)	396.8
Restructuring charge	4.9	8.2	16.2	44.1	0.1	—		44.2
Operating costs	396.9	409.2	1,222.5	1,194.2	190.3	(167.8)		1,216.7
Operating income (loss)	45.2	(1.0)	35.5	(213.0)	(11.6)	151.8		(72.8)
Interest income	0.2	0.5	0.7	2.1	0.3	—		2.4
Interest expense	(60.8)	(85.6)	(221.8)	(220.6)	(5.5)	(29.7)	(e)	(255.8)
Other income (expense) - net	(9.5)	6.3	(42.2)	18.6	(86.0)	89.5	(f)	22.1
Non-operating income (expense) - net	(70.1)	(78.8)	(263.3)	(199.9)	(91.2)	59.8		(231.3)
Income (loss) before provision for income taxes and equity in net income of affiliates	(24.9)	(79.8)	(227.8)	(412.9)	(102.8)	211.6		(304.1)
Less: (benefit) provision for income taxes	(9.3)	(24.0)	(111.1)	(84.1)	(27.5)	47.2	(g)	(64.4)
Equity in net income of affiliates	0.7	0.5	1.9	3.4	0.5	—		3.9
Net income (loss)	(14.9)	(55.3)	(114.8)	(325.4)	(74.8)	164.4		(235.8)
Less: net income attributable to the non-controlling interest	(2.1)	(1.4)	(3.7)	(3.3)	(0.8)	—		(4.1)
Less: dividends allocated to preferred stockholders	—	(32.1)	(64.1)	(82.0)	—	(13.7)	(h)	(95.7)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(17.0)	$(88.8)	$(182.6)	$(410.7)	$(75.6)	$150.7		$(335.6)

(1) Successor financials reflect results for North America for the period from February 8, 2019 to September 30, 2019 for the period from January 1, 2019 to September 30, 2019. Successor financials reflect results for International for the period from February 8, 2019 through August 31, 2019 for the period from January 1, 2019 to September 30, 2019, due to International’s one-month lag reporting and the Take-Private Transaction which occurred on February 8, 2019.

(2) Predecessor financials reflect results for North America for the period from January 1, 2019 through February 7, 2019, and for International for the period from December 1, 2018 through January 7, 2019, due to International’s one-month lag reporting.

Notes for the Pro Forma Adjustments for the Nine Months Ended September 30, 2019
(a)    Pro forma adjustments are prepared to give effect to the Take-Private Transaction as if it had occurred on January 1, 2019. The adjustments are prepared in accordance with Article 11 of Regulation S-X. No adjustment has been made for the “lag” month of International results due to the impact of the one-month lag described in footnotes (1) and (2) to the above table.
(b)    Represents deferred revenue purchase accounting adjustments as a result of the Take-Private Transaction. In accordance with ASC 805, deferred revenue is recognized at fair value representing direct costs to fulfill plus a reasonable margin. The pro forma adjustment reflects the purchase accounting associated with the Take-Private Transaction as if it had occurred on January 1, 2019.
(c)    Consists of Successor transaction costs of $147.4 million included in the Successor period from January 1, 2019 to September 30, 2019, Predecessor transaction costs of $52.0 million included in the Predecessor period from January 1, 2019 to February 7, 2019, $3.1 million related to amortization expense associated with deferred commissions and $10.4 million expense associated with the acceleration of Predecessor’s stock options and restricted stock units in connection with the Take-Private Transaction. The commission asset purchase accounting adjustment and one-time costs are directly attributable to the Take-Private Transaction.
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

The table below sets forth our key performance measures for the periods indicated (amounts in millions):

	Three-Month Period		Nine-Month Period

	Successor				Predecessor	Pro Forma Adjustments for the Nine Months Ended September 30, 2019	Combined Pro Forma Nine Months Ended September 30, 2019
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Non - GAAP Financial Measures
Adjusted revenue (a)	$442.1	$408.2	$1,258.0	$981.2	$204.6	$(16.0)	$1,169.8
Adjusted EBITDA (a)	$197.0	$155.0	$506.5	$344.1	$66.3	$(16.0)	$394.4
Adjusted EBITDA margin (a)	44.6%	38.0%	40.3%	35.0%	32.4%	—	33.7%
Adjusted net income (a)	$101.3	$54.0	$231.6	$89.8	$45.8	$(12.4)	$123.2
Adjusted earnings per share (a)	$0.24	$0.17	$0.66	$0.29	$0.15	$(0.04)	$0.39
(a) Including impact of deferred revenue purchase accounting adjustments:
Impact to adjusted revenue and adjusted EBITDA	$(1.0)	$(39.2)	$(20.5)	$(99.3)	$—	$(16.0)	$(115.3)
Impact to adjusted EBITDA margin	(0.1)%	(5.4)%	(1.0)%	(6.0)%	—%	N/A	(5.9)%
Net impact to adjusted net income	$(0.7)	$(27.8)	$(15.2)	$(75.0)	$—	$(12.4)	$(87.4)
Net impact to adjusted earnings per share	$—	$(0.09)	$(0.04)	$(0.24)	$—	N/A	$(0.28)

Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (in millions):

	Three-Month Period		Nine-Month Period

	Successor				Predecessor	Pro Forma Adjustments for the Nine Months Ended September 30, 2019	Combined Pro Forma Nine Months Ended September 30, 2019
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Revenue	$442.1	$408.2	$1,258.0	$981.2	$178.7	$(16.0)	$1,143.9
International lag adjustment	—	—	—	—	25.9	—	25.9
Adjusted revenue (a)	442.1	408.2	1,258.0	981.2	204.6	(16.0)	1,169.8
Foreign currency impact	1.4	3.0	5.6	5.1	1.0	—	6.1
Adjusted revenue before the effect of foreign currency	$443.5	$411.2	$1,263.6	$986.3	$205.6	$(16.0)	$1,175.9

(a) Includes deferred revenue purchase accounting adjustments	$(1.0)	$(39.2)	$(20.5)	$(99.3)	$—	$(16.0)	$(115.3)

North America	$363.3	$374.7	$1,059.1	$916.8	$148.2	$—	$1,065.0
International	79.8	72.7	219.4	163.7	56.4	—	220.1
Segment revenue	443.1	447.4	1,278.5	1,080.5	204.6	—	1,285.1
Corporate and other	(1.0)	(39.2)	(20.5)	(99.3)	—	(16.0)	(115.3)
Foreign currency impact	1.4	3.0	5.6	5.1	1.0	—	6.1
Adjusted revenue before the effect of foreign currency	$443.5	$411.2	$1,263.6	$986.3	$205.6	$(16.0)	$1,175.9

	Three-Month Period		Nine-Month Period

	Successor				Predecessor	Pro Forma Adjustments for the Nine Months Ended September 30, 2019	Combined Pro Forma Nine Months Ended September 30, 2019
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / Dun & Bradstreet Corporation (Predecessor)	$(17.0)	$(88.8)	$(182.6)	$(410.7)	$(75.6)	$150.7	$(335.6)
Depreciation and amortization	134.1	123.3	401.0	340.6	11.1	45.1	396.8
Interest expense - net	60.6	85.1	221.1	218.5	5.2	29.7	253.4
(Benefit) provision for income tax - net	(9.3)	(24.0)	(111.1)	(84.1)	(27.5)	47.2	(64.4)
EBITDA	168.4	95.6	328.4	64.3	(86.8)	272.7	250.2
Other income (expense) - net	9.5	(6.3)	42.2	(18.6)	86.0	(89.5)	(22.1)
Equity in net income of affiliates	(0.7)	(0.5)	(1.9)	(3.4)	(0.5)	—	(3.9)
Net income (loss) attributable to non-controlling interest	2.1	1.4	3.7	3.3	0.8	—	4.1
Dividends allocated to preferred stockholders	—	32.1	64.1	82.0	—	13.7	95.7
International lag adjustment	—	—	—	—	2.7	—	2.7
Other incremental or reduced expenses from the application of purchase accounting	(4.5)	(5.3)	(14.4)	(15.9)	—	(3.1)	(19.0)
Equity-based compensation	9.7	3.6	38.6	7.9	11.7	(10.4)	9.2
Restructuring charges	4.9	8.2	16.2	44.1	0.1	—	44.2
Merger and acquisition-related operating costs	2.2	5.9	6.7	154.5	52.0	(199.4)	7.1
Transition costs	5.1	20.3	22.3	23.8	0.3	—	24.1
Legal reserve associated with significant legal and regulatory matters	—	—	—	(0.2)	—	—	(0.2)
Asset impairment	0.3	—	0.6	2.3	—	—	2.3
Adjusted EBITDA	$197.0	$155.0	$506.5	$344.1	$66.3	$(16.0)	$394.4

North America	$184.2	$189.6	$498.1	$435.8	$55.3	$—	$491.1
International	28.2	25.5	71.6	56.1	20.3	—	76.4
Corporate and other (a)	(15.4)	(60.1)	(63.2)	(147.8)	(9.3)	(16.0)	(173.1)
Adjusted EBITDA (a)	$197.0	$155.0	$506.5	$344.1	$66.3	$(16.0)	$394.4
Adjusted EBITDA Margin (a)	44.6%	38.0%	40.3%	35.0%	32.4%	—%	33.7%
(a) Including impact of deferred revenue purchase accounting adjustments:
Impact to adjusted EBITDA	$(1.0)	$(39.2)	$(20.5)	$(99.3)	$—	$(16.0)	$(115.3)
Impact to adjusted EBITDA margin	(0.1)%	(5.4)%	(1.0)%	(6.0)%	—%	N/A	(5.9)%

	Three-Month Period		Nine-Month Period

	Successor				Predecessor	Pro Forma Adjustments for the Nine Months Ended September 30, 2019	Combined Pro Forma Nine Months Ended September 30, 2019
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(17.0)	$(88.8)	$(182.6)	$(410.7)	$(75.6)	$150.7	$(335.6)
Lag adjustment	—	—	—	—	2.7	—	2.7
Incremental amortization of intangible assets resulting from the application of purchase accounting	118.1	109.6	355.9	306.8	3.0	45.1	354.9
Other incremental or reduced expenses from the application of purchase accounting	(4.5)	(5.3)	(14.4)	(15.9)	—	(3.1)	(19.0)
Equity-based compensation	9.7	3.6	38.6	7.9	11.7	(10.4)	9.2
Restructuring charges	4.9	8.2	16.2	44.1	0.1	—	44.2
Merger and acquisition-related operating costs	2.2	5.9	6.7	154.5	52.0	(199.4)	7.1
Transition costs	5.1	20.3	22.3	23.8	0.3	—	24.1
Legal reserve and costs associated with significant legal and regulatory matters	—	—	—	(0.2)	—	—	(0.2)
Change in fair value of make-whole derivative liability	—	—	32.8	—	—		—
Asset impairment	0.3	—	0.6	2.3	—	—	2.3
Non-recurring pension charges	—	—	—	—	89.4	(89.5)	(0.1)
Predecessor pro forma incremental interest expense	—	—	—	—	—	29.7	29.7
Dividends allocated to preferred stockholders	—	32.1	64.1	82.0	—	13.7	95.7
Merger and acquisition-related non-operating costs	—	—	—	(0.8)	0.5	—	(0.3)
Debt refinancing and extinguishment costs	25.8	—	74.1	—	—	—	—
Tax impact of the CARES Act	(4.1)	—	(57.8)	—	—	—	—
Tax effect of the non-GAAP and pro forma adjustments	(39.2)	(31.6)	(124.9)	(104.0)	(38.3)	50.8	(91.5)
Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor) (a)	$101.3	$54.0	$231.6	$89.8	$45.8	$(12.4)	$123.2
Adjusted diluted earnings (loss) per share of common stock	$0.24	$0.17	$0.66	$0.29	$0.15	$(0.04)	$0.39
Weighted average number of shares outstanding - diluted (b)	416.3	314.5	348.6	314.5	314.5	314.5	314.5

(a) Including impact of deferred revenue purchase accounting adjustments:
Pre-tax impact	$(1.0)	$(39.2)	$(20.5)	$(99.3)	$—	$(16.0)	$(115.3)
Tax impact	0.3	11.4	5.3	24.3	—	3.6	27.9
Net impact to Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(0.7)	$(27.8)	$(15.2)	$(75.0)	$—	$(12.4)	$(87.4)
Net impact to adjusted diluted earnings (loss) per share of common stock	$—	$(0.09)	$(0.04)	$(0.24)	$—	N/A	$(0.28)

(b) For consistency purposes, we assume the stock split effected on June 23, 2020 to be the number of shares outstanding during the Predecessor periods.

Revenue
Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019
Total revenue increased $33.9 million, or 8% (both after and before the effect of foreign exchange) for the three months ended September 30, 2020 (Successor), compared to the three months ended September 30, 2019 (Successor). The increase in total revenue was primarily due to the net impact of lower purchase accounting deferred revenue adjustments of $38.2 million and an increase in International revenue of $7.1 million, or 10% (7% increase before the effect of foreign exchange), partially offset by a decrease in North America revenue of $11.4 million, or 3% (both after and before the effect of foreign exchange).

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

Total revenue was $1,258.0 million for the nine months ended September 30, 2020 (Successor), $981.2 million for the period from January 1, 2019 to September 30, 2019 (Successor), and $178.7 million for the period from January 1, 2019 to February 7, 2019 (Predecessor). Total revenue increased $276.8 million, or 28%, and $1,079.3 million, or 604%, for the nine months ended September 30, 2020 (Successor), compared to the prior year period from January 1, 2019 to September 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction. In addition, revenue was reduced by $20.5 million and $99.3 million for the nine months ended September 30, 2020 (Successor) and for the period from January 1, 2019 to September 30, 2019 (Successor), respectively, as a result of deferred revenue adjustments arising from the Take-Private Transaction. Revenue for the period from January 1, 2019 to February 7, 2019 (Predecessor) was reduced by $25.9 million due to the International lag adjustment.

Total revenue increased $114.1 million, or 10% (both after and before the effect of foreign exchange), for the nine months ended September 30, 2020 (Successor) compared to the combined pro forma nine months ended September 30, 2019. The increase in total revenue for the nine months ended September 30, 2020 compared to the combined pro forma nine months ended September 30, 2019 was primarily due to the net impact of lower purchase accounting deferred revenue adjustments of $94.8 million (inclusive of pro forma deferred revenue adjustment), which had an impact of approximately eight percentage points on the year over year increase, and the International lag adjustment of $25.9 million included in the prior year period which had an impact of approximately two percentage points on the year over year increase. The above increases were partially offset by a decrease in total segment revenue for the nine months ended September 30, 2020 (Successor), compared to the combined pro forma nine months ended September 30, 2019, driven by a decrease in North America total revenue of $5.9 million, or 1% (both after and before the effect of foreign exchange) and a decrease in International total revenue of $0.7 million, or less than 1% (1% decrease before the effect of foreign exchange).

Revenue by segment was as follows (in millions):

	Three-Month Period		Nine-Month Period

	Successor				Predecessor	Pro Forma Adjustments for the Nine Months Ended September 30, 2019	Combined Pro Forma Nine Months Ended September 30, 2019 (1)
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
North America:
Finance & Risk	$206.6	$208.4	$593.2	$511.1	$80.4	$—	$591.5
Sales & Marketing	156.7	166.3	465.9	405.7	67.8	—	473.5
Total North America	$363.3	$374.7	$1,059.1	$916.8	$148.2	$—	$1,065.0
International:
Finance & Risk	$66.3	$58.1	$179.7	$133.8	$43.4	$—	$177.2
Sales & Marketing	13.5	14.6	39.7	29.9	13.0	—	42.9
Total International	$79.8	$72.7	$219.4	$163.7	$56.4	$—	$220.1
Corporate and other:
Finance & Risk	$(0.4)	$(23.1)	$(10.6)	$(59.6)	$(19.2)	$(9.7)	$(88.5)
Sales & Marketing	(0.6)	(16.1)	(9.9)	(39.7)	(6.7)	(6.3)	(52.7)
Total Corporate and other (2)	$(1.0)	$(39.2)	$(20.5)	$(99.3)	$(25.9)	$(16.0)	$(141.2)
Total Revenue:
Finance & Risk	$272.5	$243.4	$762.3	$585.3	$104.6	$(9.7)	$680.2
Sales & Marketing	169.6	164.8	495.7	395.9	74.1	(6.3)	463.7
Total Revenue	$442.1	$408.2	$1,258.0	$981.2	$178.7	$(16.0)	$1,143.9

(1)    See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the Nine Months Ended September 30, 2019 included elsewhere within Item 2.

(2)    Revenue for Corporate and other represents deferred revenue purchase accounting and International lag adjustments recorded in accordance with GAAP related to the Take-Private Transaction and recent acquisitions.
North America Segment
For the three months ended September 30, 2020 (Successor), North America revenue decreased $11.4 million, or 3% (both after and before the effect of foreign exchange) compared to the three months ended September 30, 2019 (Successor). See further discussion below on revenue by solutions.
For the nine months ended September 30, 2020 (Successor), North America revenue increased $142.3 million, or 16%, and $910.9 million, or 615%, compared to the prior year period from January 1, 2019 to September 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the nine months ended September 30, 2020, North America revenue decreased $5.9 million, or 1% (both after and before the effect of foreign exchange) compared to the combined pro forma nine months ended September 30, 2019. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended September 30, 2020 (Successor), North America Finance & Risk revenue decreased $1.8 million, or 1% (both after and before the effect of foreign exchange) compared to the three months ended September 30, 2019 (Successor). The decrease was primarily due to lower usage revenue across our Finance and Risk solutions of approximately $5 million mainly attributable to the impact of COVID-19, lower revenue of approximately $5 million due to timing of fulfillment mainly related to our Government business and the impact of structural changes in our legacy Credibility solutions, partially offset by an increase in our subscription-based revenue of approximately $8 million in our Risk and Government solutions.

For the nine months ended September 30, 2020 (Successor), North America Finance & Risk revenue increased $82.1 million, or 16%, and $512.8 million, or 638%, compared to the prior year period from January 1, 2019 to September 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the nine months ended September 30, 2020, North America Finance & Risk revenue increased $1.7 million, or less than 1% (both after and before the effect of foreign exchange) compared to the combined pro forma nine months ended September 30, 2019. The increase was primarily due to higher subscription-based revenue of approximately $21 million in our Finance and Government solutions, partially offset by lower revenue of approximately $6 million primarily due to structural changes we made within our legacy Credibility solutions and lower usage. The remaining decrease of $13 million was primarily attributable to lower usage revenue across our Finance & Risk solutions driven by the impact of approximately $9 million due to COVID-19.

Sales & Marketing
For the three months ended September 30, 2020 (Successor), North America Sales & Marketing revenue decreased $9.6 million, or 6% (both after and before the effect of foreign exchange) compared to the three months ended September 30, 2019 (Successor). The decrease was primarily due to lower royalty revenue of approximately $6 million from the Data.com legacy partnership along with lower usage revenue across our Sales & Marketing solutions partially due to the impact of COVID-19.

For the nine months ended September 30, 2020 (Successor), North America Sales & Marketing revenue increased $60.2 million, or 15%, and $398.1 million, or 587%, compared to the prior year period from January 1, 2019 to September 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.

For the nine months ended September 30, 2020, North America Sales & Marketing revenue decreased $7.6 million, or 2% (both after and before the effect of foreign exchange) compared to the combined pro forma nine months ended September 30, 2019. The decrease was primarily due to lower royalty revenue of approximately $14 million from Data.com legacy partnership along with lower usage revenue across our Sales & Marketing solutions partially due to the impact of COVID-19. The aforementioned decreases were partially offset by higher revenue of $9.6 million from the acquisition of Lattice, which was acquired at the beginning of the third quarter of 2019.

International Segment
For the three months ended September 30, 2020 (Successor), International revenue increased $7.1 million, or 10% (7% before the effect of foreign exchange) compared to the three months ended September 30, 2019 (Successor). Excluding the positive impact of foreign exchange of $1.7 million, increased revenue of $5.4 million was due to increases in Finance & Risk solutions, partially offset by declines in Sales & Marketing solutions. See further discussion below on revenue by solutions.
For the nine months ended September 30, 2020 (Successor), International revenue increased $55.7 million, or 34%, and $163.0 million, or 289%, compared to the prior year period from January 1, 2019 to September 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the nine months ended September 30, 2020, International revenue decreased $0.7 million, or less than 1% (1% decrease before the effect of foreign exchange) compared to the combined pro forma nine months ended September 30, 2019. Excluding the positive impact of foreign exchange of $0.7 million, revenue decreased $1.4 million. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended September 30, 2020 (Successor), International Finance & Risk revenue increased $8.2 million, or 14% (12% before the effect of foreign exchange) compared to the three months ended September 30, 2019

(Successor). Excluding the positive impact of foreign exchange of $1.3 million, the $6.9 million increase in revenue was driven primarily by higher revenue of approximately $5 million from WWN alliances due to higher cross border data sales and higher revenue from our U.K. market of approximately $2 million, partially offset by lower usage volume in our Asia market of approximately $0.6 million primarily due to the impact of COVID-19.

For the nine months ended September 30, 2020 (Successor), International Finance & Risk revenue increased $45.9 million, or 34%, and $136.3 million, or 314%, compared to the prior year period from January 1, 2019 to September 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the nine months ended September 30, 2020, International Finance & Risk revenue increased $2.5 million, or 1% (both after and before the effect of foreign exchange) compared to the combined pro forma nine months ended September 30, 2019. Excluding the positive impact of foreign exchange of $0.5 million, increased revenue of $2.0 million was driven primarily by higher revenue of approximately $3 million from WWN alliances due to higher cross border data sales and higher revenue of approximately $1 million from our Greater China market driven by our subscription-based risk products, partially offset by lower usage volume in our Asia market of approximately $2 million primarily due to the impact of COVID-19.
Sales and Marketing
For the three months ended September 30, 2020 (Successor), International Sales & Marketing revenue decreased $1.1 million, or 7% (10% decrease before the effect of foreign exchange) compared to the three months ended September 30, 2019 (Successor). Excluding the positive impact of foreign exchange of $0.4 million, decreased revenue of $1.5 million was primarily attributable to lower revenue from our U.K. market of approximately $2 million and lower usage volume in our Asia market of approximately $0.5 million primarily due to the impact of COVID-19, partially offset by increased revenue from WWN alliances of $0.6 million, primarily a result of increased product royalties.
For the nine months ended September 30, 2020 (Successor) International Sales & Marketing revenue increased $9.8 million, or 33%, and $26.7 million, or 204%, compared to the prior year period from January 1, 2019 to September 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the nine months ended September 30, 2020, International Sales & Marketing revenue decreased $3.2 million, or 7% (8% decrease before the effect of foreign exchange) compared to the combined pro forma nine months ended September 30, 2019. Excluding the positive impact of foreign exchange of $0.2 million, the $3.4 million decrease in revenue was driven primarily by lower batch data revenue from our U.K. market of approximately $2 million, lower product royalties from our WWN alliances of approximately $1 million, and lower usage volume in our Asia market of approximately $1 million primarily due to the impact of COVID-19.

Consolidated Operating Costs
Consolidated operating costs were as follows (in millions):

	Three-Month Period		Nine-Month Period

	Successor				Predecessor	Combined Pro Forma Nine Months Ended September 30, 2019 (1)
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Operating expenses	$126.0	$125.0	$404.1	$317.2	$56.7	$373.9
Selling and administrative expenses	131.9	152.7	401.2	492.3	122.4	401.8
Depreciation and amortization	134.1	123.3	401.0	340.6	11.1	396.8
Restructuring charge	4.9	8.2	16.2	44.1	0.1	44.2
Operating costs	$396.9	$409.2	$1,222.5	$1,194.2	$190.3	$1,216.7
Operating income (loss)	$45.2	$(1.0)	$35.5	$(213.0)	$(11.6)	$(72.8)

(1)    See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the Nine Months Ended September 30, 2019 included elsewhere within Item 2.
Operating Expenses
Operating expenses were $126.0 million for the three months ended September 30, 2020 (Successor), an increase of $1.0 million, or 1%, compared to the three months ended September 30, 2019 (Successor), primarily due to higher data processing fees of approximately $9 million and higher data and fulfillment costs of approximately $6 million, partially offset by lower travel expenses and professional fees of approximately $4 million primarily resulting from ongoing cost management and the impact of the COVID- 19 pandemic. Also partially offsetting the higher operating expenses was higher net capitalizable costs of approximately $9 million in the current year period as the Company continues to make investments to modernize our infrastructure and technology platforms.
Operating expenses were $404.1 million for the nine months ended September 30, 2020 (Successor), an increase of $86.9 million, or 27%, compared to the prior year period from January 1, 2019 to September 30, 2019 (Successor) and an increase of $347.4 million, or 613%, compared to the period from January 1, 2019 to February 7, 2019 (Predecessor), primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
Operating expenses increased $30.2 million, or 8%, for the nine months ended September 30, 2020 compared to the combined pro forma nine months ended September 30, 2019, primarily due to additional costs of $11.6 million from the acquisition of Lattice, which was acquired at the beginning of the third quarter of 2019, increased fulfillment and data acquisition costs of approximately $15 million, higher data processing costs of approximately $15 million and an infrastructure related one-time transition cost of approximately $8 million. Also contributing to the increase was the International lag adjustment of $14.8 million included in the prior year period associated with the Take-Private Transaction. The aforementioned increases were partially offset by lower personnel and travel costs of approximately $11 million and higher net capitalizable costs of approximately $20 million as the Company continues to make investments to modernize our infrastructure and technology platforms.

Selling and Administrative Expenses
Selling and administrative expenses were $131.9 million for the three months ended September 30, 2020 (Successor), a decrease of $20.8 million, or 14%, compared to the three months ended September 30, 2019 (Successor), primarily due to higher transition related bonus of approximately $17 million in the prior year period and lower travel expenses and professional fees of approximately $5 million in the current year period primarily resulting from ongoing cost management and the impact of the COVID-19 pandemic, partially offset by higher equity-based compensation of approximately $6 million in the current year period related to equity awards granted subsequent to the IPO.
    Selling and administrative expenses were $401.2 million for the nine months ended September 30, 2020 (Successor), a decrease of $91.1 million, or 19%, compared to the period from January 1, 2019 to September 30, 2019 (Successor), and an increase of $278.8 million, or 228%, compared to the period from January 1, 2019 to February 7, 2020 (Predecessor). The decrease compared to the prior year Successor period was primarily due to the Successor transaction costs of $147.4 million included in the prior year period, partially offset by the impact of the partial period results reflected in the prior year period resulting from the Take-Private Transaction. The increase compared to the prior year Predecessor period was primarily due to the impact of partial period results reflected in the prior year period as a result of the Take-Private Transaction, partially offset by the Predecessor transaction costs of $52.0 million included in the prior year period.

Selling and administrative expenses were $401.8 million for the combined pro forma nine months ended September 30, 2019, excluding one-time transaction costs directly attributable to the Take-Private Transaction. Selling and administrative expenses decreased $0.6 million, or less than 1%, for the nine months ended September 30, 2020, compared to the combined pro forma nine months ended September 30, 2019. The decrease was primarily due to lower personnel and travel costs of approximately $35 million primarily resulting from ongoing cost management efforts and lower transition related bonus of approximately $13 million, substantially offset by higher equity-based compensation of approximately $30 million in the current year period primarily related to options granted in connection with the IPO, the International lag adjustment of $8.3 million included in the prior year period associated with the Take-Private Transaction, higher costs of approximately $5 million related to the effort to modernize our financial systems, and additional costs of $3.0 million related to the acquisition of Lattice, which was acquired at the beginning of the third quarter of 2019.

Depreciation and Amortization
Depreciation and amortization expenses were $134.1 million for the three months ended September 30, 2020 (Successor), an increase of $10.8 million, or 9%, compared to the three months ended September 30, 2019 (Successor), primarily due to higher amortizable internally developed software at September 30, 2020 compared to September 30, 2019. In addition, we recorded purchase accounting measurement period adjustments to reduce amortizable intangible assets and adjusted associated year-to-date amortization accordingly during the three months ended September 30, 2019.
Depreciation and amortization expenses were $401.0 million, $340.6 million and $11.1 million for the nine months ended September 30, 2020 (Successor), the period from January 1, 2019 to September 30, 2019 (Successor), and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. Higher depreciation and amortization for the nine months ended September 30, 2020 (Successor) compared to each of the prior year periods was primarily due to the impact of the partial period results reflected in each of the prior year periods as a result of the Take-Private Transaction. In addition, higher depreciation and amortization in each of the Successor periods was related to recognized intangible assets arising from the Take-Private Transaction.
Depreciation and amortization increased $4.2 million, or 1%, for the nine months ended September 30, 2020, compared to the combined pro forma nine months ended September 30, 2019. The increase in depreciation and amortization was primarily due to the same reasons discussed above for the three months ended September 30, 2020.
Restructuring Charge
Restructuring charges were $4.9 million for the three months ended September 30, 2020 (Successor), a decrease of $3.3 million, or 40%, compared to the three months ended September 30, 2019 (Successor). Higher restructuring charges in the three months ended September 30, 2019 (Successor) were a result of the restructuring plan management implemented after the Take-Private Transaction to remove duplicate headcount, reduce future operating expenses, and improve operational performance and profitability.

We recorded restructuring charges of $16.2 million for the nine months ended September 30, 2020 (Successor), $44.1 million for the Successor period from January 1, 2019 to September 30, 2019 (Successor), and $0.1 million for the Predecessor period from January 1, 2019 to February 7, 2019, respectively. Higher restructuring charges in the period from January 1, 2019 to September 30, 2019 was as a result of the restructuring plan management implemented after the Take-Private Transaction to remove duplicate headcount, reduce future operating expenses, and improve operational performance and profitability. These initiatives have resulted in approximately $225 million of net annualized run-rate savings as of September 30, 2020. See Note 5 to the unaudited condensed consolidated financial statements for further detail of restructuring charges.
Operating Income (Loss)
Consolidated operating income was $45.2 million for the three months ended September 30, 2020, an improvement of $46.2 million, or 4,620%, compared to the three months ended September 30, 2019 (Successor). The improvement was primarily due to higher revenue of $33.9 million in the current year period driven by the net impact of lower deferred revenue adjustments of $38.2 million, higher transition related bonus of approximately $17 million in the prior year period, lower travel expenses and professional fees of approximately $9 million in the current year period primarily resulting from both ongoing cost management and the impact of the COVID-19 pandemic, and higher capitalizable costs of approximately $9 million, partially offset by higher operating costs in the current year period primarily related to higher depreciation and amortization of $10.8 million, higher data processing fees of approximately $9 million, higher net fulfillment costs of approximately $6 million and higher equity-based compensation of approximately $6 million related to stock options granted in connection with the IPO.
Consolidated operating income was $35.5 million, operating loss was $213.0 million and $11.6 million for the nine months ended September 30, 2020 (Successor), the Successor period from January 1, 2019 to September 30, 2019, and the Predecessor period from January 1, 2019 to February 7, 2019, respectively. Higher operating income for the nine months ended September 30, 2020 compared to the period from January 1, 2019 to September 30, 2019 (Successor) was primarily due to Successor transaction costs of $147.4 million included in the prior year Successor period, higher restructuring charges of $27.9 million in the prior year period and the net impact of partial period results reflected in the prior year period resulting from the Take-Private Transaction, partially offset by higher depreciation and amortization of $60.4 million in the current year period. Higher operating income for the Successor nine months ended September 30, 2020 compared to the Predecessor period from January 1, 2019 to February 7, 2019 was primarily due to the impact of partial period results and the Predecessor transaction costs of $52.0 million reflected in the prior year Predecessor period, partially offset by the higher depreciation and amortization costs of $389.9 million included in the current year period resulting from the recognized intangible assets primarily in connection with the Take-Private Transaction.

Consolidated operating income for the nine months ended September 30, 2020 was $35.5 million compared to consolidated operating loss of $72.8 million for the combined pro forma nine months ended September 30, 2019, an improvement of $108.3 million, or 149%. The increase was primarily due to increased revenue of $114.1 million during the nine months ended September 30, 2020, largely as a result of the net impact of lower deferred revenue adjustments of $94.8 million, lower personnel and travel costs of approximately $46 million in the current year period primarily resulting from ongoing cost management efforts, lower restructuring charge of $28.0 million and lower transition related bonus of approximately $13 million, partially offset by higher equity-based compensation of approximately $30 million primarily related to stock options granted on June 30, 2020 in connection with the IPO, increased technology costs of approximately $34 million related to data processing and data acquisition costs, an infrastructure related one-time transition cost of approximately $8 million in the current year period and operating loss of $5.3 million related to the acquisition of Lattice.

Adjusted EBITDA and adjusted EBITDA margin by segment was as follows (amounts in millions):

	Three-Month Period		Nine-Month Period

	Successor				Predecessor	Combined Pro Forma Nine Months Ended September 30, 2019 (1)
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
North America:
Adjusted EBITDA	$184.2	$189.6	$498.1	$435.8	$55.3	$491.1
Adjusted EBITDA margin	50.7%	50.6%	47.0%	47.5%	37.3%	46.1%
International:
Adjusted EBITDA	$28.2	$25.5	$71.6	$56.1	$20.3	$76.4
Adjusted EBITDA margin	35.4%	35.0%	32.7%	34.2%	35.9%	34.7%
Corporate and other:
Adjusted EBITDA	$(15.4)	$(60.1)	$(63.2)	$(147.8)	$(9.3)	$(173.1)
Consolidated total:
Adjusted EBITDA	$197.0	$155.0	$506.5	$344.1	$66.3	$394.4
Adjusted EBITDA margin	44.6%	38.0%	40.3%	35.0%	32.4%	33.7%

(1)    See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the Nine Months Ended September 30, 2019 included elsewhere within Item 2.
Consolidated
Consolidated adjusted EBITDA was $197.0 million for the three months ended September 30, 2020 (Successor), an increase of $42.0 million, or 27%, compared to the three months ended September 30, 2019 (Successor). Consolidated adjusted EBITDA margin was 44.6% for the three months ended September 30, 2020 compared to 38.0% for the three months ended September 30, 2019, an improvement of 660 basis points. The improvement in adjusted EBITDA was primarily due to the net impact of higher revenue of $33.9 million due to lower purchase accounting deferred revenue adjustments of $38.2 million which had an impact of five percentage points on the year over year margin improvement.
Consolidated adjusted EBITDA was $506.5 million, $344.1 million and $66.3 million for the nine months ended September 30, 2020 (Successor), the period from January 1, 2019 to September 30, 2019 (Successor), and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. Higher adjusted EBITDA for the nine months ended September 30, 2020 (Successor) compared to each of the prior year periods was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
Consolidated adjusted EBITDA was $506.5 million for the nine months ended September 30, 2020, compared to $394.4 million for the combined pro forma nine months ended September 30, 2019, an increase of $112.1 million, or 28%. Consolidated adjusted EBITDA margin was 40.3% for the nine months ended September 30, 2020 compared to 33.7% for the combined pro forma nine months ended September 30, 2019, an improvement of 657 basis points. The improvement in adjusted EBITDA was primarily due to higher revenue of $114.1 million mainly due to the impact of lower purchase accounting deferred revenue adjustments of $94.8 million (inclusive of pro forma deferred revenue adjustment), which had an impact of five percentage points on the year over year margin improvement.

North America Segment
North America adjusted EBITDA decreased $5.4 million, or 3%, for the three months ended September 30, 2020 (Successor), compared to the three months ended September 30, 2019 (Successor). Adjusted EBITDA margin increased 10 basis points for the three months ended September 30, 2020 (Successor) compared to the three months ended September 30, 2019 (Successor). The decrease in adjusted EBITDA was primarily due to lower revenue of $11.4 million in the three months ended September 30, 2020, partially offset by lower operating costs primarily resulting from ongoing cost management, which contributed to the slight improvement of adjusted EBITDA margin.

North America adjusted EBITDA increased $7.0 million, or 1%, for the nine months ended September 30, 2020, compared to the combined pro forma nine months ended September 30, 2019. Adjusted EBITDA margin increased 90 basis points for the nine months ended September 30, 2020 compared to the combined pro forma nine months ended September 30, 2019. The improvement in both adjusted EBITDA and adjusted EBITDA margin was primarily due to lower operating costs primarily resulting from ongoing cost management.
International Segment
International adjusted EBITDA increased $2.7 million, or 11%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Adjusted EBITDA margin increased 40 basis points for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to higher revenue of $7.1 million in the three months ended September 30, 2020, partially offset by higher costs primarily related to higher WWN alliances data expense.
International adjusted EBITDA decreased $4.8 million, or 6%, for the nine months ended September 30, 2020, compared to the combined pro forma nine months ended September 30, 2019. Adjusted EBITDA margin decreased 200 basis points for the nine months ended September 30, 2020 compared to the combined pro forma nine months ended September 30, 2019. The decrease in both adjusted EBITDA and adjusted EBITDA margin was primarily due to higher WWN alliances data expense.
Corporate and Other
Corporate adjusted EBITDA improved $44.7 million, or 74%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The improvement was primarily due to the net impact of lower purchase accounting deferred revenue adjustments of $38.2 million, which had an impact of 43 percentage points on the year over year increase.

Corporate adjusted EBITDA for the nine months ended September 30, 2020 improved by $109.9 million, or 63%, compared to the combined pro forma nine months ended September 30, 2019. The improvement was primarily due to the net impact of lower purchase accounting deferred revenue adjustments of $94.8 million (inclusive of pro forma deferred revenue adjustment), which had an impact of 37 percentage points on the year over year increase. Also contributing to the improvement in the adjusted EBITDA was lower operating costs primarily as result of the ongoing cost management.

Interest Income (Expense) — Net
Interest income (expense) – net was as follows (in millions):

	Three-Month Period		Nine-Month Period

	Successor				Predecessor	Combined Pro Forma Nine Months Ended September 30, 2019 (1)
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Interest income	$0.2	$0.5	$0.7	$2.1	$0.3	$2.4
Interest expense	(60.8)	(85.6)	(221.8)	(220.6)	(5.5)	(255.8)
Interest income (expense) – net	$(60.6)	$(85.1)	$(221.1)	$(218.5)	$(5.2)	$(253.4)

(1)    See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the Nine Months Ended September 30, 2019 included elsewhere within Item 2.
Interest expense decreased $24.8 million for the Successor three months ended September 30, 2020 compared to the Successor three months ended September 30, 2019, primarily due to lower interest rates in the three months ended September 30, 2020. In addition, we had less debt outstanding during the three months ended September 30, 2020. See Note 6 for further discussion of the partial repayments during the three months ended September 30, 2020 of our 10.250% New Senior Unsecured Notes and 6.875% New Senior Secured Notes.
Interest income decreased $1.4 million for the Successor nine months ended September 30, 2020 compared to the Successor period from January 1, 2019 to September 30, 2019, primarily attributable to one-time interest income related to the settlement fund in connection with the Take-Private Transaction recorded in the prior year Successor period and lower average interest rates on invested cash.
Interest expense increased during each of the Successor nine months ended September 30, 2020 and the Successor period from January 1, 2019 to September 30, 2019, compared to the Predecessor period from January 1, 2019 to February 7, 2019. The increase was attributable to higher average amounts of debt outstanding, the write off of debt issuance costs and discount, and the impact of the partial period results reflected in the Predecessor period resulting from the Take-Private Transaction.
Interest expense decreased $34.0 million for the nine months ended September 30, 2020, compared to the combined pro forma nine months ended September 30, 2019 primarily due to lower interest rates in the nine months ended September 30, 2020, partially offset by the write off of debt issuance costs and discount. See Note 6 for further discussion.
Other Income (Expense) — Net
Other income (expense) - net was as follows (in millions):

	Three-Month Period		Nine-Month Period

	Successor				Predecessor	Combined Pro Forma Nine Months Ended September 30, 2019 (1)
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Non-operating pension income (expense)	$11.3	$10.0	$34.3	$25.7	$(85.7)	$29.6
Change in fair value of make-whole derivative liability (2)	—	—	(32.8)	—	—	—
Partial debt redemption premium	(19.3)	—	(50.1)	—	—	—
Miscellaneous other income (expense) – Net	(1.5)	(3.7)	6.4	(7.1)	(0.3)	(7.5)
Other income (expense) – net	$(9.5)	$6.3	$(42.2)	$18.6	$(86.0)	$22.1

(1)    See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the Nine Months Ended September 30, 2019 included elsewhere within Item 2.
(2) Related to the make-whole provision associated with the Series A Preferred Stock. See Note 20 to the unaudited condensed consolidated financial statements.

Non-operating pension income (expense) was an income of $11.3 million for the three months ended September 30, 2020 compared to $10.0 million for the three months ended September 30, 2019, an increase of $1.3 million, primarily due to lower interest costs in the current year period.

Non-operating pension income (expense) was an income of $34.3 million for the Successor nine months ended September 30, 2020, an income of $25.7 million for the Successor period from January 1, 2019 to September 30, 2019, and an expense of $85.7 million for the Predecessor period from January 1, 2019 to February 7, 2019. A one-time settlement charge of $85.8 million related to our U.S. Non-Qualified plan was included in the Predecessor period from January 1, 2019 to February 8, 2019. Higher income for the Successor nine months ended September 30, 2020 and the Successor period from January 1, 2019 to September 30, 2019 was also due to the elimination of actuarial loss amortization as a result of the application of purchase accounting in connection with the Take-Private Transaction. Excluding the impact of the one-time settlement charge and the actuarial loss amortization included in the Predecessor period from January 1, 2019 to February 7, 2019, both attributable to the Take-Private Transaction, non-operating pension income was $29.6 million for the combined pro forma nine months ended September 30, 2019.

The change in fair value of make-whole derivative liability relates to the valuation of a derivative bifurcated in accordance with GAAP from the Series A Preferred Stock that was issued in February 2019 to finance the Take-Private Transaction. Beginning in November 2019, we determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable before November 8, 2021. We recorded a loss of $32.8 million in the Successor nine months ended September 30, 2020, to adjust the fair value of the make-whole derivative liability based on management’s estimate of probability and timing of the triggering event associated with the make-whole derivative liability. Upon the closing of the IPO on July 6, 2020 (see further discussion in Note 2), we redeemed all of the outstanding Series A Preferred Stock as required by the Certificate of Designation. In addition, we made the total make-whole payment of $205.2 million.
The change in miscellaneous other income (expense) - net of $2.2 million for the Successor three months ended September 30, 2020, compared to the Successor three months ended September 30, 2019, was primarily driven by higher foreign exchange gains in the current year period.
The changes in miscellaneous other income (expense) - net of $13.5 million and $6.7 million for the Successor nine months ended September 30, 2020, compared to the Successor period from January 1, 2019 to September 30, 2019 and the Predecessor period from January 1, 2019 to February 7, 2019, respectively, were primarily driven by higher foreign exchange income in the current year period.
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
The effective tax rate for the three months ended September 30, 2020 (Successor) was 37.2%, reflecting a tax benefit of $9.3 million on a pre-tax loss of $24.9 million, compared to 30.1% for the three months ended September 30, 2019, reflecting a tax benefit of $24.0 million on a pre-tax loss of $79.8 million. The change in the effective tax rate for the three months ended September 30, 2020 as compared to the prior year period was primarily due to favorable adjustments related to the impact of the Act recorded in the current year quarter.

The effective tax rate for the nine months ended September 30, 2020 (Successor) was 48.8%, reflecting a tax benefit of $111.1 million on a pre-tax loss of $227.8 million, compared to 20.4% for the period from January 1, 2019 to September 30, 2019 (Successor), reflecting a tax benefit of $84.1 million on a pre-tax loss of $412.9 million, and 26.7% for the period from January 1, 2019 to February 7, 2019 (Predecessor), reflecting a tax benefit of $27.5 million on a pre-tax loss of $102.8 million. The effective tax rate for the nine months ended September 30, 2020 (Successor) was positively impacted by the $57.8 million net benefit resulting from the enactment of the Act which allows for the carryback of U.S. net operating losses arising in 2018, 2019 or 2020 to each of the five preceding years for which the corporate tax rate for certain years was 35% (periods prior to 2018), as compared to the current 21% tax rate. The aforementioned benefit was partially offset by the impact of non-deductible expense associated with the fair value adjustment related to the Series A Preferred Stock make-whole derivative liability. The effective rate for both the period from January 1, 2019 to September 30, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), was negatively impacted by non-deductible transaction costs incurred as part of the Take-Private Transaction, partially offset by the excess tax benefit related to the acceleration of the vesting of equity-based awards in connection with the Take-Private Transaction for the period January 1, 2019 to February 7, 2019 (Predecessor).

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $17.0 million and $88.8 million, for the Successor three months ended September 30, 2020 and 2019, respectively. The improvement of $71.8 million for the three months ended September 30, 2020 (Successor) compared to the prior year period was primarily due to:

•improvement in operating income (loss) of $46.2 million in the current year period largely due to lower deferred revenue purchase accounting adjustments and lower transition related costs in the current year period discussed in more detail within the operating income (loss) section of the MD&A;
•preferred dividends of 32.1 million included in the prior year period; and
•lower interest expense of $24.8 million primarily due to lower interest rates and lower debt balances in the current year period;

partially offset by

•call premium expense of $19.3 million for the partial redemption of our 6.875% Senior Secured Notes during the current year period.

Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor) was a net loss of $182.6 million, $410.7 million and $75.6 million for the Successor nine months ended September 30, 2020, the Successor period from January 1, 2019 to September 30, 2019, and the Predecessor period from January 1, 2019 to February 7, 2019, respectively. The improvement of $228.1 million for the Successor nine months ended September 30, 2020, compared to the Successor period from January 1, 2019 to September 30, 2019, was primarily due to:

•transaction costs of $147.4 million incurred in connection with the Take-Private Transaction included in the 2019 Successor period;
• higher income tax benefit of $27.0 million for the Successor nine months ended September 30, 2020 related to the CARES Act,
•lower net deferred revenue adjustment of $78.8 million; and
•restructuring costs that were lower by $27.9 million in the Successor nine months ended September 30, 2020;
•the remaining decrease in net loss was primarily attributable to the partial period results reflected in the prior year Successor period from January 1, 2019 to September 30, 2019.

partially offset by

•higher depreciation and amortization of $60.4 million in the current year period;
•an increase in the fair value of the make-whole derivative liability recorded in connection with the make-whole provision for the Series A Preferred Stock, resulting in a loss of $32.8 million in the Successor nine months ended September 30, 2020;
•total call premium expense of $50.1 million for the partial redemption of our 10.250% Senior Unsecured Notes and the 6.875% Senior Secured Notes in the Successor nine months ended September 30, 2020; and
•higher equity-based compensation of approximately $30 million primarily due to options granted in connection with the IPO.

Higher net loss of $107.0 million for the Successor nine months ended September 30, 2020 compared to the Predecessor period from January 1, 2019 to February 7, 2019 was primarily driven by the net impact of the partial period results reflected in the prior year Predecessor period from January 1, 2019 to February 7, 2019 resulting from the Take-Private Transaction.
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $182.6 million for the nine months ended September 30, 2020, compared to net loss of $335.6 million for the combined pro forma nine months ended September 30, 2019. The improvement of $153.0 million for the nine months ended September 30, 2020 was primarily due to:
•improvement in operating income (loss) of $108.3 million in the current year period largely due to lower deferred revenue purchase accounting adjustments and lower personnel and travel costs discussed in more detail within the operating income (loss) section of the MD&A;
•higher income tax benefit of $46.7 million for the Successor nine months ended September 30, 2020 related to the CARES Act;
•Lower interest expense of $34.0 million in the current year period; and
•higher preferred dividends of $31.6 million allocated to preferred stockholders in the prior year period;

partially offset by

•an increase in the fair value of the make-whole derivative liability recorded in connection with the make-whole provision for the Series A Preferred Stock, resulting in a loss of $32.8 million in the Successor nine months ended September 30, 2020;
•total call premium expense of $50.1 million for the partial redemption of our 10.250% Senior Unsecured Notes and the 6.875% Senior Secured Notes in the Successor nine months ended September 30, 2020.

Adjusted Net Income and Adjusted Earnings Per Share
Adjusted net income was $101.3 million for the three months ended September 30, 2020 (Successor) compared to $54.0 million for the prior year period, an increase of $47.3 million, or 87%. Adjusted net earnings per share was $0.24 for the three months ended September 30, 2020 compared to $0.17 for the prior year period, an increase of $0.07, or 42%. The increase was primarily driven by the net impact of lower deferred revenue adjustment in the current year period, lower travel expenses and professional fees primarily driven by ongoing cost management and higher capitalizable costs, partially offset by higher technology costs primarily related to data processing and data acquisition costs discussed within the adjusted EBITDA and adjusted EBITDA margin section of the MD&A.
Adjusted net income was $231.6 million for the nine months ended September 30, 2020 (Successor) compared to $123.2 million for the combined pro forma nine months ended September 30, 2019, an increase of $108.4 million, or 88%. Adjusted net earnings per share was $0.66 in the nine months ended September 30, 2020 compared to $0.39 for the combined pro forma nine months ended September 30, 2019, an increase of $0.27, or 70%. The increase was primarily driven by the net impact of lower deferred revenue adjustment in the current year period and lower personnel and travel costs primarily driven by ongoing cost management, partially offset by higher technology costs primarily related to data processing and data acquisition costs discussed within the adjusted EBITDA and adjusted EBITDA margin section of the MD&A.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity consist of cash flows provided by operating activities, cash and cash equivalents on hand and our short-term borrowings under our senior secured credit facilities. Our principal uses of liquidity are working capital, capital expenditures, debt service and other general corporate purposes.
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
On July 6, 2020, we completed an IPO and a concurrent private placement (see Note 2 for further discussion). We raised net proceeds of $2,249.1 million after deducting underwriting discounts and IPO related expenses. We used the remaining net proceeds to redeem all of our Series A Preferred Stock and repay 40%, or $300 million, of our 10.250% Senior Unsecured Notes, plus to pay fees and expenses related to the repayment and accrued interest. As a result, our debt to EBITDA ratio and ongoing debt costs are expected to be lower. On July 9, 2020, our credit rating was upgraded to B+ from B- by S&P Global with a positive outlook and on July 16, 2020, Moody’s upgraded our debt rating to a B2 from a B3. On August 20, 2020, Fitch upgraded our debt rating to B+ and subsequently to a BB- on September 18, 2020.

On September 11, 2020, an amendment was made to the existing credit agreement, specifically related to the New Revolving Facility, which increased the aggregate amount available under the New Revolving Facility from $400 million to $850 million, and extended the maturity date from February 8, 2024 to September 11, 2025, with a five year term.

On September 26, 2020, we repaid $280 million in aggregate principal amount of our 6.875% New Senior Secured Notes outstanding due August 15, 2026, plus to pay fees and expenses related to the repayment and accrued interest with a portion of the proceeds from our IPO.

The recent COVID-19 global pandemic has caused disruptions in the economy and volatility in the financial markets, and considerable uncertainty regarding its duration and the speed of recovery. The extent of the impact of the COVID-19 global pandemic on our operations and financial performance will depend on the effects on our clients and vendors, which are uncertain at this time and cannot be predicted. Given the current economic condition, we have been carefully monitoring the COVID-19 global pandemic and its impact on our business including, but not limited to, implementing additional operational processes to monitor customer sales and collections, taking precautionary measures to ensure sufficient liquidity, including a proactive draw of $200 million on our New Revolving Facility to preserve cash flow flexibility at the onset of the pandemic, which has been repaid subsequently, and adjusting operations to ensure business continuity. While our productivity and financial performance for the nine months ended September 30, 2020 have not been impacted materially by the pandemic, the ultimate impact will be difficult to predict, and depends on, among many factors, the duration of the pandemic and its ultimate impact to our clients, vendors, and the financial markets.

In response to liquidity issues that businesses are facing as a result of the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020, by the U.S. government. Among many other reliefs, the Act provides assistance to businesses through the modification of rules related to net operating losses and interest expense deductions. Many of these modifications are designed to provide critical cash flow and liquidity to businesses during the COVID-19 pandemic, including allowing the amendment of prior tax returns to obtain tax refunds. The Act also allows for the deferral of 2020 employer FICA payroll taxes to 2021 and 2022 as well as delaying any federal tax payments due April 15, 2020 and June 15, 2020 until July 15, 2020. The Company has utilized the relief opportunities provided by the Act. As a result of the application of the Act, we expect to realize a net income tax cash benefit of approximately $95 million. We have also deferred 2020 FICA payroll tax payments of approximately $10 million, with half due at the end of 2021 and the remaining half at the end of 2022.
As of September 30, 2020, we had cash and cash equivalents of $311.3 million, of which $106.9 million was held by our foreign operations. We intend to reinvest indefinitely all earnings post 2017 from our China and India subsidiaries. Cash held in our China and India operations was a total of $42.7 million as of September 30, 2020.
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
Sources and Uses of Cash
Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the periods presented (in millions):

	Successor		Predecessor
	Nine Months Ended September 30, 2020	Period from January 1 to September 30, 2019	Period from January 1 to February 7, 2019
Net cash provided by (used in) operating activities	$118.4	$(132.1)	$(65.4)
Net cash provided by (used in) investing activities	(108.9)	(6,127.8)	(5.3)
Net cash provided by (used in) financing activities	196.0	6,374.8	96.9
Total cash provided during the period before the effect of exchange rate changes	$205.5	$114.9	$26.2

Cash Provided by (Used in) Operating Activities
Higher operating cash flows in the nine months ended September 30, 2020 (Successor), compared to the prior year period from January1, 2019 to September 30, 2019 (Successor), was primarily driven by the net impact of partial period results reflected in the prior year period and transaction cost payments and pension settlement payments in connection with the Take-Private Transaction on February 8, 2019 totaling approximately $197 million during the 2019 Successor period. The aforementioned higher increases were partially offset by increased interest payments of approximately $36 million, increased bonus payments of approximately $51 million and increased tax payments of approximately $68 million, respectively, during the nine months ended September 30, 2020, compared to the 2019 Successor period.

Higher operating cash flows in the nine months ended September 30, 2020 (Successor), compared to the period from January 1, 2019 to February 7, 2019 (Predecessor), was primarily driven by the net impact of partial period results reflected in the prior year period and transaction cost payments and pension settlement payments in connection with the Take-Private Transaction on February 8, 2019 totaling approximately $243 million during the 2019 Predecessor period, partially offset by the effect of higher interest payments primarily due to higher debt balances also as a result of the Take-Private Transaction.

Cash Provided by (Used in) Investing Activities
Lower net cash used in investing activities for the nine months ended September 30, 2020 (Successor), compared to the prior year period from January 1, 2019 to September 30, 2019 (Successor) was primarily driven by the net payment of $6,078 million in the prior year Successor period to acquire the Predecessor company in connection with the Take-Private Transaction, including payments to settle the Predecessor line of credit and term loan.
Higher net cash used in investing activities for the nine months ended September 30, 2020 (Successor), compared to the prior year period from January 1, 2019 to February 7, 2019 (Predecessor) was primarily driven by the net payments of $20.6 million to acquire Orb and coAction in the current year period and higher spending of approximately $84 million on capital expenditures and computer software primarily due to the net impact of partial period results reflected in each of the prior year periods.
Cash Provided by (Used in) Financing Activities
The decrease in net cash provided by financing activities during the nine months ended September 30, 2020 (Successor), compared to net cash provided by financing activities in the prior year period from January 1, 2019 to September 30, 2019 (Successor) was primarily related to the raising of equity and debt financing for the Take-Private Transaction, totaling $7,046.6 million in the prior year period. Also contributing to the decrease was payment of $1,273.1 million for the redemption (inclusive of make-whole liability) of the Series A Preferred Stock, partial repayments of our 10.250% New Senior Unsecured Notes and 6.875% New Senior Secured Notes totaling $630 million (inclusive of early payment premium), and the repayment of $63.0 million related to the New Repatriation Bridge Facility in the current year period. These payments were partially offset by net proceeds from the IPO transaction in the current year period of $2,248.2 million (inclusive of $0.9 million IPO costs paid prior to the IPO transaction date) and payments of $625.1 million to retire Predecessor Senior Notes in the prior year period.

The increase in net cash provided by financing activities during the nine months ended September 30, 2020 (Successor), compared to net cash provided by financing activities in the prior year period from January 1, 2019 to February 7, 2019 (Predecessor) was primarily due to net proceeds of $2,248.2 million from the IPO transaction in the current year period, partially offset by payment of $1,273.1 million for the redemption (inclusive of make-whole liability) of the Series A Preferred Stock, partial repayments of our 10.250% New Senior Unsecured Notes and 6.875% New Senior Secured Notes totaling $630 million (inclusive of early payment premium), and preferred dividend payments of $64.1 million in the current year period.

Below is a summary of our borrowings as of September 30, 2020 and December 31, 2019 (in millions):

		September 30, 2020			At December 31, 2019
	Maturity	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value
Debt Maturing Within One Year:
New Repatriation Bridge Facility	February 7, 2020	$—	$—	$—	$63.0	$0.1	$62.9
New Term Loan Facility		25.3	—	25.3	19.0	—	19.0
Total short-term debt		$25.3	$—	$25.3	$82.0	$0.1	$81.9

Debt Maturing After One Year:
New Term Loan Facility	February 8, 2026	$2,492.1	$80.9	$2,411.2	$2,511.0	$98.3	$2,412.7
New Revolving Facility	September 11, 2025	—	—	—	—	—	—
6.875% New Senior Secured Notes	August 15, 2026	420.0	8.6	411.4	700.0	15.8	684.2
10.250% New Senior Unsecured Notes	February 15, 2027	450.0	15.1	434.9	750.0	28.0	722.0
Total long-term debt		$3,362.1	$104.6	$3,257.5	$3,961.0	$142.1	$3,818.9
Total debt		$3,387.4	$104.6	$3,282.8	$4,043.0	$142.2	$3,900.8

New Senior Secured Credit Facilities

Borrowings under the New Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin over a LIBOR rate for the interest period relevant to such borrowing, subject to interest rate floors, and they are secured by substantially all of the Company’s assets.
Other details of the New Senior Secured Credit Facilities:
•As required by the credit agreement, beginning June 30, 2020, the principal amount of the New Term Loan Facility will begin to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026. The margin to LIBOR was 500 basis points initially. On February 10, 2020, an amendment was made to the existing credit agreement, specifically related to the New Term Loan Facility, which reduced the margin to LIBOR to 400 basis points. Subsequent to the IPO transaction, the spread was further reduced by 25 basis points to 375 basis points. The interest rate associated with the New Term Loan Facility at September 30, 2020 was 3.895% and at December 31, 2019 was 6.792%. See Note 6 for further discussion.
• The margin to LIBOR for borrowings under the New Revolving Facility was 350 basis points initially. Subsequent to the IPO transaction, the spread was reduced by 25 basis points to 325 basis points.

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

The New Senior Secured Credit Facilities and Successor senior notes contain certain covenants that limited our ability to enter into certain transactions. In addition, the New Revolving Facility contains financial covenants requiring the maintenance of debt to EBITDA ratios which are defined in the facility credit agreement in effect. We were in compliance with the respective financial and non-financial covenants at September 30, 2020 and December 31, 2019.
Tax Liability under the Tax Cuts and Jobs Act
The enactment of the law commonly known as the Tax Cuts and Jobs Act (the “2017 Act”) resulted in a significant impact on our financial statements. One of the key provisions in the 2017 Act was to impose a one-time mandatory U.S. tax on accumulated undistributed foreign earnings as of December 31, 2017. The 2017 Act also allows us to remit our future earnings to the United States without incurring additional U.S. taxes. As of September 30, 2020 (Successor), our total tax liability associated with the 2017 Act was $55.0 million, of which $5.2 million was included in “Accrued Income Tax” and $49.8 million was included in “Other Non-Current Liabilities.” As of December 31, 2019 (Successor), our total tax liability associated with the 2017 Act was $60.2 million, of which $5.2 million was included in “Accrued Income Tax” and $55.0 million was included in “Other Non-Current Liabilities.”

Redeemable Preferred Stock

Prior to June 30, 2020, the Company classified its Series A Preferred Stock as mezzanine equity because the instrument contained a redemption feature which was contingent upon certain events, the occurrence of which was not solely within the control of the Company.
Prior to redemption, we had bifurcated embedded derivatives and assessed fair value each reporting date through June 30, 2020 and recorded a loss of $32.8 million within ‘‘Other income (expense)— net’’ for the nine months ended September 30, 2020.
Upon the closing of the IPO on July 6, 2020 (see further discussion in Note 2), we have redeemed all of the outstanding Series A Preferred Stock as required by the Certificate of Designation. In addition, we made the total make-whole payment of $205.2 million. The Series A Preferred Stock was fully accreted to the redeemable balance of $1,067.9 million using the interest method prior to the redemption. Total accretion of $36.1 million was recorded for the nine months ended September 30, 2020
On May 14, 2020, March 4, 2020, July 30, 2019 and May 31, 2019, the board of directors of Dun & Bradstreet Holdings, Inc. declared a cash dividend of $30.51 per share to all holders of shares of Series A Preferred Stock, respectively. An aggregate amount of $32.1 million, $32.0 million, $32.1 million, $10.7 million and $21.3 million was paid on June 26, 2020, March 27, 2020, September 27, 2019, June 28, 2019 and on June 19, 2019, respectively.
Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements, other than our foreign exchange forward contracts and interest rate swaps discussed in Note 13 to the unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of September 30, 2020, no material change had occurred in our market risks, compared with the disclosure in our final prospectus dated June 30, 2020 and filed with the Securities and Exchange Commission on July 2, 2020.

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
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of September 30, 2020, our Disclosure Controls were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2020, we have not identified any material effect on our internal control over financial reporting despite the fact that substantially all of our employees are working remotely due to the COVID-19 pandemic.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 8 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no other material changes in our risk factors since the filing of our Registration Statement on Form S-1, originally filed with the SEC on June 9, 2020, as amended (Reg. No. 333-239050).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering ("IPO")

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

On September 26, 2020, we repaid $280 million in aggregate principal amount of our 6.875% New Senior Secured Notes due 2026 and a related premium of $19.3 million with a portion of the proceeds from our IPO. Other than such repayment, there has been no material change in the planned use of proceeds from our IPO compared to the planned use of proceeds as described in our Prospectus related to the offering dated June 30, 2020.

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

The use of the proceeds from the IPO is as follows (in millions):

Gross proceeds	$2,381.0
Less:
Underwriter fees	89.1
IPO related expenses	42.8
Redemption of Series A Preferred Stock	1,067.9
Make-whole payment on redemption of Series A Preferred Stock	205.2
Partial redemption of 10.250% New Senior Unsecured Notes and accrued interest	312.0
Call premium on partial redemption of 10.250% New Senior Unsecured Notes	30.8
Partial redemption of 6.875% New Senior Secured Notes and accrued interest	282.2
Call premium on partial redemption of 6.875% New Senior Secured Notes	19.3
Cash to balance sheet	$331.7

Item 3. Defaults upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number	Description

10.1
Amendment No. 2 to the Credit Agreement by and among the D&B Corporation, Star Intermediate III, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on September 14, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from Dun & Bradstreet Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) the Condensed Consolidated Statements of Stockholder Equity (Deficit) (Unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUN & BRADSTREET HOLDINGS, INC.

		By:	/s/ BRYAN T. HIPSHER
Bryan T. Hipsher
Date:	November 5, 2020		Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ ANTHONY PIETRONTONE
Anthony Pietrontone
Date:	November 5, 2020		Chief Accounting Officer
(Principal Accounting Officer)