Form 10-K
period 2020-12-31
Dun & Bradstreet Holdings, Inc.
filed 2021-02-25
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-39361

Dun & Bradstreet Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-2008699
(State of incorporation)	(I.R.S. Employer Identification No.)

101 JFK Parkway, Short Hills, NJ	07078
(Address of principal executive offices)	(Zip Code)
(973) 921-5500
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	DNB	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant priced its initial public offering on the last business day of its most recently completed second fiscal quarter, and all of its voting and non-voting equity was held by affiliates as of such date. Therefore, the registrant cannot calculate the aggregate market value of it voting and non-voting common equity held by non-affiliates as of such date.
There were 429,439,194 shares outstanding of the Registrant's common stock as of February 19, 2021.
The information in Part III hereof is incorporated by reference to certain information from the registrant's definitive proxy statement for the 2021 annual meeting of shareholders. The registrant intends to file the proxy statement within 120 days after the close of the fiscal year that is the subject of this Report.

DUN & BRADSTREET HOLDINGS, INC.
FORM 10-K

Forward-Looking Statements

Forward-looking statements included in this Annual Report on Form 10-K (this "Annual Report"), including, without limitation, statements concerning the conditions of our industry and our operations, performance and financial condition, including in particular, statements relating to our business, growth strategies, product development efforts and future expenses. Forward‑looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward‑looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward‑looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward‑looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward‑looking statements. Important factors that could cause actual results to differ materially from those in the forward‑looking statements include the following:

•an outbreak of disease, global or localized health pandemic or epidemic, or the fear of such an event (such as the COVID-19 global pandemic), including the global economic uncertainty and measures taken in response;
•the short- and long-term effects of the COVID-19 global pandemic, including the pace of recovery or any future resurgence;
•our ability to implement and execute our strategic plans to transform the business;
•our ability to develop or sell solutions in a timely manner or maintain client relationships;
•competition for our solutions;
•harm to our brand and reputation;
•unfavorable global economic conditions;
•risks associated with operating and expanding internationally;
•failure to prevent cybersecurity incidents or the perception that confidential information is not secure;
•failure in the integrity of our data or systems;
•system failures and personnel disruptions, which could delay the delivery of our solutions to our clients;
•loss of access to data sources;
•failure of our software vendors and network and cloud providers to perform as expected or if our relationship is terminated;
•loss or diminution of one or more of our key clients, business partners or government contracts;
•dependence on strategic alliances, joint ventures and acquisitions to grow our business;
•our ability to protect our intellectual property adequately or cost-effectively;
•claims for intellectual property infringement;
•interruptions, delays or outages to subscription or payment processing platforms;
•risks related to acquiring and integrating businesses and divestitures of existing businesses;
•our ability to retain members of the senior leadership team and attract and retain skilled employees;
•compliance with governmental laws and regulations; and
•risks associated with our structure and status as a "controlled company."

See "Item 1A.—Risk Factors" for a further description of these and other factors. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Annual Report on Form 10-K. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We are not under any obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. You should carefully consider the possibility that actual results may differ materially from our forward-looking statements.

Part I
Item 1. Business

Our Company

Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Our mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed our trusted, end-to-end solutions into their daily workflows to inform commercial credit decisions, confirm suppliers are financially viable and compliant with laws and regulations, enhance salesforce productivity and gain visibility into key markets. Our solutions support our clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes.

We are differentiated by the scale, depth, diversity and accuracy of our constantly expanding business database, known as our "Data Cloud," that contains comprehensive information on more than 420 million total businesses as of December 31, 2020. Access to longitudinal curated data is critical for global commerce, and with only a small percentage of the world’s businesses filing public financial statements, our data is a trusted source for reliable information about both public and private businesses. By building such a set of data over time, we were able to establish a unique identifier that creates a single thread connecting related corporate entities allowing our clients to form a holistic view of an enterprise. This unique identifier, which we refer to as the D-U-N-S Number, is a corporate "fingerprint" or "Social Security Number" of businesses. We believe that we are the only scale provider to possess both worldwide commercial credit data and comprehensive public records data that are linked together by a unique identifier allowing for an accurate assessment of public and private businesses globally.

Leveraging our category-defining commercial credit data and analytics, our Finance & Risk solutions are used in the critical decisioning processes of finance, risk, compliance and procurement departments worldwide. We are a market leader in commercial credit decisioning, with many of the top businesses in the world utilizing our solutions to make informed decisions when considering extending business loans and trade credit. We are also a leading provider of data and analytics to businesses looking to analyze supplier relationships and more effectively collect outstanding receivables. We believe our proprietary Paydex score is widely relied upon as an important measure of credit health for businesses. We are well positioned to provide accessible and actionable insights and analytics that mitigate risk and uncertainty, and ultimately protect and drive increased profitability for our clients.

Our Sales & Marketing solutions combine firmographic, personal contact, intent and non-traditional, or alternative data, such as foot traffic, website usage, social media posts, online browsing activity and shipping trackers, to assist clients in optimizing their sales and marketing strategy by cleansing customer relationship management ("CRM") data and narrowing their focus and efforts on the highest probability prospects. As global competition continues to intensify, businesses need assistance with focusing their sales pipelines into a condensed list so that they can have their best sellers target the highest probability return accounts. We provide invaluable insights into businesses that can help our clients grow their businesses in a more efficient and effective manner.

We leverage these differentiated capabilities to serve a broad set of clients across multiple industries and geographies. As of December 31, 2020, we have a global client base of approximately 137,000, including some of the largest companies in the world. For example, in 2020, our client base included approximately 90% of the Fortune 500, approximately 80% of the Fortune 1000 and approximately 70% of the Global 500. Covering nearly all industry verticals, including financial services, technology, communications, government, retail, transportation and manufacturing, our data and analytics support a wide range of use cases. In terms of our geographic footprint, we have an industry-leading presence in North America, a growing presence in the United Kingdom, Ireland, India and Greater China through our majority or wholly-owned subsidiaries and a broader global presence through our Worldwide Network alliances ("WWN alliances"). On January 8, 2021, we acquired Bisnode Business Information Group AB (“Bisnode”) and expect the acquisition to position us to expand across Europe, increase our client base, and expand and enhance our Data Cloud.

We believe that we have an attractive business model that is underpinned by highly recurring, diversified revenues, significant operating leverage, low capital requirements and strong free cash flow. The proprietary and embedded nature of our data and analytics solutions and the integral role that we play in our clients’ decision-making processes have translated into high client retention and revenue visibility. For example, 21 of our top 25 clients (by size of revenue) for the year ended December 31, 2020 have been our clients for over 20 years. We also benefit from strong operating leverage given our centralized Data Cloud and solutions, which allow us to generate strong contribution margins and free cash flow.

Our Transformation

Over the course of our history, we have earned the privileged position of leadership and trust within the industries we serve. However, over the past decade, operational and execution issues led to stagnant revenue growth and declining profitability. Identifying an opportunity to unlock Dun & Bradstreet's potential, an investor consortium led by William P. Foley II at Bilcar, LLC ("Bilcar"), Thomas H. Lee Partners, L.P. ("THL"), Cannae Holdings, Inc. ("Cannae"), Black Knight, Inc. ("Black Knight") and CC Capital Partners, LLC ("CC Capital" and together with Bilcar, THL, Cannae and Black Knight, the

"Investor Consortium"), acquired Dun & Bradstreet in the Take-Private Transaction (the "Take-Private Transaction"), as described below, in February 2019.

At Dun & Bradstreet, Mr. Foley and the rest of the Investor Consortium immediately brought in a new senior leadership team that includes Anthony M. Jabbour as our Chief Executive Officer, Dr. Stephen C. Daffron as our President, Bryan T. Hipsher as our Chief Financial Officer, Joe A. Reinhardt III as our Chief Legal Officer and Kevin Coop as our Chief Commercial Officer and subsequently as the President of North America. The senior leadership team brings extensive experience and a proven track record of driving long-term shareholder value creation through transformation and growth initiatives. Together, they identified new leaders for each business unit and corporate support function.

The senior leadership team immediately commenced a comprehensive transformation to improve and revitalize our business for long-term success. They saw significant opportunity to create value by transforming the organization and improving the platform with new business unit leaders, enhanced technology and data, solution innovation and a client-centric go-to-market strategy.

To capitalize on the opportunities identified, we have invested in and continue to invest in strategic initiatives that we believe will allow Dun & Bradstreet to achieve its fullest potential.

Realigning Management and Organization

•We immediately reorganized our management and operating infrastructure into vertically aligned business units to increase focus and accountability. Within each business unit, we then allocated shared corporate functions, such as analytics, data, finance, legal, marketing and communications, operations, people, sales, strategy and technology, to help better understand and drive accountability for the specific revenues and costs associated with each function.

•As a result of this realignment, 18 of the 19 executives, or 95%, and 30 of the 46, or 65%, of members of the broader leadership team are new or in a new role, with nearly half of all employees reporting to a new leader. Our total employee turnover was approximately 1,500 and our leadership was able to identify and eliminate ineffective headcount resulting in a net employee reduction of approximately 850, or 17% of total employees. We also revised our compensation program to incentivize new sales and long-term contracts.

•We will continue to optimize our organizational structure and make targeted hires to build out our team at all levels. We continue to grow our deep roster of data scientists on staff with 84 data scientists as of December 31, 2020. Additionally, we believe there are further cost synergies to be realized as we continue to evaluate and implement additional efficiency initiatives.

Optimizing Go-to-Market and Client Service

•We reorganized our salesforce and go-to-market strategy under the leadership of Kevin Coop, our President of North America. Our sales team separates clients into three primary tiers, Enterprise, National and small- and medium-sized businesses ("SMBs"). Enterprise clients are each managed by a designated team, many of whom work on clients’ premises given the importance of strategic relationships, while National and SMB clients are managed by teams focused on specific solutions and geographies. We revamped our sales commission plans to more appropriately incentivize sales of long-term contracts and the cross-selling of additional solutions rather than focusing on the annual renewal of existing contracts. This go-to-market strategy allows us to better serve clients’ needs, increase cross-sell to existing clients and win new business to drive improved financial outcomes.

•From a client service perspective, we systematically track and monitor service metrics and key service performance indicators to more effectively assist our clients. We implemented a client survey program to track and improve the satisfaction of our clients. Additionally, we improved the offering of self-service tools such as solution guides and online FAQs to automate a portion of our responses to client service inquiries. These investments in the efficiency and efficacy of our client servicing have created net savings by reducing the total volume of client service inquiries and moving client service centers to lower cost areas, and improved our overall client satisfaction.

•Our shift to a client-centric model and go-to-market strategy has translated into positive results.

•We continue to work towards shifting clients from annual to multi-year contracts to drive enhanced visibility and consistency of our cash flows and increase the opportunity to upsell and cross-sell solutions. Driven by the implementation of multi-year incentives, during the year ended December 31, 2020, our client retention rate, reflecting the percentage of prior year revenue from clients who were retained in the current year, remained strong at 96%, and 36% of our business was sold in multi-year contracts. Additionally, the data being collected by our newly instituted programs in tracking and transcribing client service calls should continue to drive improved client service, which should lead to improved client retention.

Simplifying and Scaling Technology

•Technology is key to how we efficiently collect, curate and ultimately deliver our data, analytics and business insights. Under the leadership of our Chief Technology Officer, Gil Shaked, we are continuing to make investments in modernizing our infrastructure and optimizing our architecture to increase control, create efficiencies and greatly enhance the ability of our platforms to scale. To ensure discipline around the capital allocation process, our new management team has instituted a capital committee to validate and approve major technological investments within our business.

•As part of our simplification initiative, we are rationalizing and reducing our overall physical data center footprint and are continuing to transition to a cloud-based solution. We are constantly rationalizing our legacy solutions and decommissioning those that are either not profitable or can be consolidated into our core solutions. We have begun the re-architecture of our technology platform to enhance our ability to organize and process high volumes of disparate data, increase system availability and improve delivery, while lowering our overall cost structure and ensuring information security. As part of this effort, we are in the process of reorienting the delivery of all of our solutions via our centralized Prime platform, which collects the cleansed and curated data from our local and global data supply chains and is designed to feed all of our delivery mechanisms with consistent data.

•We continue to work towards evolving Dun & Bradstreet into a platform with the ability to seamlessly add and integrate new data sets and analytical capabilities into our simplified and scaled technology infrastructure. In 2020, we increased capital investments in capitalized software development focused on enhancing and expanding our data supply chain, innovating new solutions and modernizing our existing platforms via integration, enhanced user interfaces and decreased latency.

Expanding and Enhancing Data

•We have significantly increased our investment in the breadth and depth of our data. We have specifically focused on better utilization of available data, automation of business data research, improvement of identity resolution, expansion of our individual contact database and implementation of tools to monitor and streamline our data supply chain so that we can generate better, more actionable business insights and outcomes for our clients.

•Although we draw from approximately 16,000 proprietary and publicly curated sources, Dun & Bradstreet had historically focused on identifying and collecting a narrow subset of data that was appropriate for specific solutions. We have since reoriented our approach towards better ingesting all available data to effectively leverage previously disregarded sources of data and thereby improve the consistency, accuracy and predictive power of our solutions.

•We are also expanding the volume of the data we are able to offer. We specifically focused on individuals we consider having significant influence over the buying process at companies that are most important to our clients based on our verified usage analysis.

•We are also expanding our coverage of SMBs and incorporating new, alternative data sets to expand the breadth of companies covered and depth of information we are able to provide clients. As part of this initiative we acquired Orb Intelligence ("Orb") in January 2020, which allows us to better capture the digital footprint of businesses as well as the digital exhaust that businesses generate. By incorporating additional data sets into our solutions, we can continue to expand and refine the insights we offer to our clients, which we believe will enhance our competitive advantage.

•We have implemented a data watch program ("Data Watch Program") to proactively monitor and repair issues before clients experience them. Since May 2019, both client issues as well as Data Watch Program issues are now being logged in our data quality repository. We have identified, logged and resolved a number of issues as a direct result of this initiative and are continuously working to address additional issues.

Strengthening Analytics and Insights

•We have strengthened our analytics by leveraging our artificial intelligence ("AI") capabilities and expanded data sets and growing our analytics team. We accelerated these efforts through our acquisition of Lattice Engines, Inc. ("Lattice"), which has significantly improved our analytics and connectivity within our Sales & Marketing solutions. As a leading customer data platform, Lattice centralizes first- and third-party data collection on client and prospect profiles leveraging an AI data platform to deliver tailored insights that help clients scale their account-based marketing programs across all channels.

•Improvements in analytics are enabling us to create solutions that produce greater insights and more predictive results. For example, we recently introduced a new set of solutions for the Federal Emergency Management Agency ("FEMA") that provides predictive modeling of disaster outcomes to support response efforts. We now also offer clients access to D&B Analytics Studio, a configurable cloud sandbox environment where they can develop and test their own analytics in-house using our data combined with other internal data and external vendor data that has been linked through the D-U-N-S Number identification.

•We will continue to expand the use cases for our analytics to find new and innovative ways to serve our clients. Enhanced analytics enable us to provide easy to implement end-to-end solutions that can be used by a wide range of clients, including SMBs that do not have the resources to support a full data analytics staff. By creating configurable, rather than customizable, analytics solutions, we believe that we can increase the adoption of solutions by our clients and expand the size of our client base.

Our transformation strategy is based on a proven playbook of enhancing shareholder value through organizational re-alignment and re-investment and is well underway. As of December 31, 2020, these initiatives have resulted in approximately $241 million of net annualized run-rate savings, and we believe there are incremental opportunities to further rationalize our cost structure. In light of the changes that have been made or identified by our experienced operator-driven Investor Consortium and seasoned management team, we believe we are well-positioned to execute on our near- and long-term strategy of driving shareholder value through consistent revenue growth, managing cost initiatives and innovating and improving the way we add value and solve the increasingly challenging and complex needs of our clients.

On July 6, 2020, we completed an initial public offering ("IPO") of 90,047,612 shares of our common stock, par value $0.0001 per share at a public offering price of $22.00 per share. Immediately subsequent to the closing of the IPO, we also completed a private placement of 18,458,700 shares of common stock at a price per share equal to 98.5% of the IPO price, or $21.67 per share. See Note 2 to Consolidated Financial Statements in Item 8 for a more detailed discussion of the IPO and concurrent private placement.

Our Market Opportunity

Businesses rely on B2B data and analytics providers to extract data-driven insights and make better decisions. For example, in commercial lending and trade credit, the scarcity of readily available credit history makes the extension of credit a time-consuming and imprecise process. In procurement, businesses face increasingly complex and global supply chains, making the assessment of compliance and viability of all suppliers prohibitively difficult and expensive if not conducted effectively. In sales and marketing, businesses have benefited from the proliferation of CRM, Marketing Automation and Sales Acceleration tools designed to help identify, track and improve both customer management and prospecting growth activities. While these tools are helping to fill sales funnels and improve the progression of opportunities, key challenges remain in salesforce productivity, effective client segmentation and marketing campaign activation. Common stumbling blocks include incorrect, or outdated, contact information, duplicated or inaccurate firmographic data and a lack of synchronization between the various platforms in the marketing technology ecosystem.

We help our clients solve these mission critical business problems. We believe the total addressable market ("TAM") in which we operate is large, growing and significantly under penetrated. We participate in the big data and analytics software market, as defined by Interactive Data Corporation ("IDC"), which represents a collection of software markets that functionally address decision support and decision automation. This market includes business intelligence and analytics tools, analytic data management and integration platforms and analytics and performance management applications. Within the broader market of data and analytics solutions, we serve a number of different markets, including the commercial credit data, sales and marketing data and Governance, Risk and Compliance ("GRC") markets to provide clients with decisioning support and automation. As we continue to drive innovation in our solutions, we expect to address a greater portion of this TAM as new use cases for our data assets and analytical capabilities are introduced.

We believe there are several key trends in the global macroeconomic environment generating additional growth in our TAM and increasing the potential demand for our solutions:

•Growing Recognition of Analytics and Data-Informed Business Decisioning. Due to the pervasive digital transformation that nearly all industries are experiencing, businesses are increasingly recognizing the value of incorporating data-driven insights into their organizations. Businesses are leveraging the advancements of technology in data creation and interpretation to analyze business practices with the aim of improving efficiency, reducing risk and driving growth. We expect companies will continue to recognize the value in relying on insightful and accurate B2B data in their finance and credit decisioning, regulatory and compliance and sales and marketing workflows.

•Growth in Data Creation and Applications. As a result of the increasing recognition of data’s value, the volume of data sets being collected and assembled today is increasing. Not only is the size of these data sets larger than ever, but also the data being collected covers a wider range of topics and subjects. Driven in large part by the global trend of an "Internet of Things," the proliferation of mobile phones and connected devices has created a "digital exhaust" of data that can be captured and tracked. This alternative data can be incorporated in predictive models alongside traditional data to provide more sophisticated and accurate business insights. Businesses now have a massive amount of data at their fingertips but often have to rely on large scale providers to help them curate, match, append and create insights in order to convert that data into improved outcomes.

•Advances in Analytical Capabilities Unlocking the Value of Data. The combination of increasingly available data sets with effective artificial intelligence and machine learning capabilities allows for the generation of mission critical insights integrated into clients’ workflows. Businesses that lack the resources for developing these complex tools and solutions internally turn to data and analytics providers, creating market demand. The availability of more insightful analytical tools, in turn, drives growing recognition of the power of analytics in everyday business processes.

•Heightened Compliance Requirements in an Evolving Regulatory Environment for Business. Businesses today are under intense scrutiny to comply with an ever-expanding and evolving set of data regulatory requirements, which can vary by geography and industry served. Performing adequate diligence on clients and suppliers can be cumbersome and dampen the pace of business expansion, or worse, leave a business exposed to expensive fines and penalties. Regulations such as the Fifth EU Anti-Money Laundering Directive, Office of Foreign Assets Control's ("OFAC’s"), Anti-Money Laundering Policy and the United States Department of Justice Foreign Corrupt Practices Act ("FCPA") require businesses to take the necessary steps to comply in an efficient manner. Recently, regulations such as the EU General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act of 2018 ("CCPA") have also introduced complexity into the collection and use of data by businesses. Manual processes are burdensome and prone to human error, and therefore demand for data and analytics as a solution continues to increase.

As a leading provider of data and analytics, we have witnessed the emergence and development of these trends firsthand. We believe that due to our differentiated capabilities and our privileged position as a tenured incumbent, we are well positioned to capture this market opportunity and benefit from these long-term trends.

Our Solutions

The defining characteristic of our solutions is the breadth and depth of our combined proprietary and curated public data and actionable analytics that help drive informed decisions for our clients. As of December 31, 2020, our Data Cloud is compiled from approximately 16,000 sources, as well as from data collected by our 15 WWN alliances, resulting in data sourced from 243 countries and territories worldwide. We believe that we are uniquely able to match data to its corresponding entity, and have extensive related intellectual property with approximately 132 of our 232 patents dedicated to this function. Our capabilities in matching and identity resolution enable us to make sense of our vast universe of data, turning chaos into order. Since 1963, we have tracked these businesses by assigning unique identifiers (known as a D-U-N-S Number) to all companies in our data set. The D-U-N-S Number is recommended and, in many cases required, by over 240 commercial, trade and government organizations. This privileged position in the market has allowed us to commercialize the creation and monitoring of D-U-N-S Numbers by suppliers, which in turn feeds additional proprietary data into our platform.

Data is only valuable when it drives action that moves an organization towards its goals. Underpinned by an integrated technology platform, our solutions derive data-driven insights that help clients target, grow, collect, procure and comply. We provide clients with both curated bulk data to incorporate into their internal workflows and end-to-end solutions that generate insights from this data through configurable analytics. The chart below illustrates the comprehensive, end-to-end nature of our solutions, which are organized into two primary areas: Finance & Risk and Sales & Marketing.

Dun & Bradstreet Data Cloud
D
U
N
S
Finance & Risk (~60% of Revenue)
Sales & Marketing (~40% of Revenue)
FINANCE
Mitigate credit risk and improve collections
PROCUREMENT
Drive informed third-party relationship decisions
COMPLIANCE
Decrease risk of compliance penalties & brand damage
MARKETING
Segment, target & capture new prospects
SALES
Accelerate path from prospect to profitable customer
Key Decision Maker:
Chief Financial Officer
Chief Procurement Officer
Chief Compliance Officer
Chief Marketing Officer
Chief Revenue Officer
Data, Analytics and Insights

Finance & Risk

Our Finance & Risk solutions are mission critical to our clients as they seek to leverage the data sets and analytics from our platform to manage risk, minimize fraud and monitor their supply chain. Top commercial enterprises in the world utilize our configurable solutions to make better decisions when considering small business loans, extending trade credit, analyzing supplier relationships and collecting outstanding receivables. Our Finance & Risk solutions help clients increase cash flow and profitability while mitigating credit, operational and regulatory risks by helping them answer questions such as:

•Does my business credit file reflect the true health of my business?

•Will this customer pay me on time?

•How can I prioritize and automate my collections process?

•How can I automate credit decisions across my portfolio?

•How do I accelerate Know Your Customer ("KYC") / Anti-Money Laundering ("AML") due diligence while maintaining compliance with regulatory requirements?

•How do I ensure my firm is properly using corporate linkage and beneficial ownership to ensure conflict checks are accurate?

•How do I efficiently onboard third-parties using a risk-based assessment tool that offers monitoring?

•How do I protect against the risk of supply chain interruptions and identify alternative suppliers?

Our principal Finance & Risk solutions include:

D&B Finance Analytics, which includes D&B Credit and DNBi, is a subscription-based online application that offers clients real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio analysis.

D&B Direct is an application programming interface ("API") that delivers risk and financial data directly into enterprise applications such as enterprise resource planning applications ("ERPs") and CRM for real-time credit decision making. The API format allows users to configure their own solutions for their organization’s needs.

D&B Credibility is a suite of powerful tools that allows SMBs to monitor and build their business credit file. SMBs can review detailed reporting on all D&B scores and ratings as well as access triggered alerts for any changes in scores and custom reports with key scores and risk indicators.

D&B Enterprise Risk Assessment Manager ("eRAM") is a global solution for managing and automating credit decisioning and reporting for complex account portfolios, regardless of geography. This solution provides globally consistent data and integrates with in-house ERPs and CRMs. eRAM allows clients to access all of Dun & Bradstreet’s global scores and risk indicators for customized scoring, reporting and analytics.

Within Finance & Risk, Risk & Compliance offers the tools and expertise to help certify, monitor, analyze and mitigate risk for clients. These solutions provide clients with supplier intelligence, enable ethical and responsible sourcing, facilitate anti-bribery and sanction management required by the United Kingdom Bribery Act 2010 and the FCPA, and provide KYC and AML insights.

Our principal Risk & Compliance solutions include:

D&B Compass is a cloud-based workflow management solution which automates manual processes to easily and efficiently integrate master data and rules-driven workflows. This solution leverages expansive firmographics data and proprietary analytics to help suppliers reduce the cost of onboarding, screening and monitoring third parties.

D&B Supplier Risk Manager provides focused and predictive insights to help certify, monitor, analyze and mitigate risk across the supply chain to avoid costly disruptions. This solution offers predictive scores and government indicators to provide strategic advantage and visibility into risk management.

D&B Onboard leverages the Data Cloud to provide comprehensive insights into businesses to facilitate global KYC/AML compliance and to minimize financial, legal and reputational risk exposure. Onboard automates compliance and onboarding activities by validating identity of businesses against a global Data Cloud of over 420 million businesses to confirm accurate representation.

D&B Beneficial Ownership offers risk intelligence on Ultimate Beneficial Ownership from what we believe to be the world’s largest commercial database. Clients are able to view, update and monitor company’s hierarchy and beneficial ownership to provide clarity, efficiency and accuracy around beneficial owners. The database includes key shareholders, both individuals and corporate entities, globally.

Sales & Marketing

Our Sales & Marketing solutions help businesses discover new revenue opportunities and accelerate growth by extending the use cases of our data and analytics platform. By adding our proprietary business data set to our personal contact, intent and non-traditional data, we are able to provide a single view of the prospective customer. Our Sales & Marketing solutions extend beyond simple contact data and enable clients to automate data management and cleansing, unmask and track website visitors and activate digital ads based on segmented prospect data. This helps our clients optimize their sales and marketing functions and narrow their focus on the highest probability businesses in order to answer questions such as:

•How can I confirm the accuracy of my data?

•How do I integrate data between disparate systems?

•How do I eliminate duplicate records and populate anonymous accounts?

•How do I generate higher value leads while spending less?

•How do I provide a consistent nurturing experience for strategic accounts across channels?

•How can I identify anonymous web traffic to reveal new opportunities and personalize campaigns?

•How do I implement effective lead scoring to identify the right prospects to target?

•How do I ensure every sales conversation is timely, impactful and relevant?

•How do I improve close rates, sales cycles and rep productivity?

Our principal Sales & Marketing solutions include:

D&B Connect is a self-service data management platform built using our proprietary AI-powered matching algorithm that provides an easy-to-use portal for managing sales and marketing data. Connect enables clients to reduce time spent on data management from weeks to hours and greatly reduces process complexity by integrating with existing workflows.

D&B Optimizer is an integrated data management solution that links clients’ first party business records directly with the D&B Data Cloud and ensures continuous data hygiene and management to drive actionable commercial insights and a single client view across multiple systems and touchpoints.

D&B Master Data empowers clients to quickly and deeply understand business relationships (clients, prospects, suppliers and partners) and leverage that intelligence across the organization to confidently make critical business decisions about those relationships to grow and protect their businesses.

D&B Hoovers is a sales intelligence solution that allows clients to research companies, quickly build pipelines, engage in informed conversations and enhance sales productivity. Clients are able to target companies and contacts with more than 200 search filters that continually refresh based on developed criteria. Hoovers populates Salesforce or Microsoft Dynamics records to allow clients to reduce time spent on administrative tasks and improve sales productivity.

D&B Lattice is a customer data platform that connects first- and third-party data across clients’ marketing technology stack to power real-time lead scoring, prospect segmentation and personalized account-based marketing ("ABM") campaigns across digital, search, social, email and sales channels.

D&B Audience Targeting helps clients reach the right audiences with the right messages by leveraging our digital IDs and curated pre-defined B2B audience targeting segments that span digital display, mobile, social and programmatic TV advertising channels.

D&B Visitor Intelligence turns web visitors into leads by leveraging D&B’s rich B2B data set and digital identity resolution capabilities to unmask anonymous web traffic and identify which companies and potential buyers are visiting client websites. This critical real-time visitor intelligence drives personalized web experiences, increased conversion rates with prefill web registrations and retargeting capabilities to quickly engage these new leads and accelerate the sales process.

D&B Direct delivers valuable customer insights into CRMs, marketing automation and other marketing applications for on-demand business intelligence via an API. This configurable format allows users to tailor their own solutions for their organization’s needs.

Our Competitive Strengths

Market Leadership with the Most Comprehensive Commercial Credit Database

We are the category-defining player in the market for B2B credit decisioning data and analytics. We believe our long operating history uniquely qualifies and positions us to address the commercial data-driven decisioning needs of our clients due to the breadth and depth of our proprietary Data Cloud. Our Data Cloud includes more than 420 million businesses globally and extends far beyond those for which data is publicly available. The D-U-N-S Number is a widely recognized identifier and is a policy-driven requirement for the process of supplying trade credit for many businesses and governments. Our owned, proprietary data sets include commercial credit and firmographic data, personal contact data, regulatory compliance, receivables, payment history and other data. Our strategic relationships with our global WWN alliances provide us with international data in our global Data Cloud, which we view as a key competitive strength in serving both U.S. and international businesses. The contributory nature of our Data Cloud, where we typically obtain updated information at little or no cost and own most of our data, creates a strong network effect that we believe gives us an expanding competitive advantage over other market participants or potential entrants. Our Data Cloud is also differentiated in our ability to track corporate linkages of child-to-parent organization relationships and define universal beneficial ownership across entities to help clients better understand commercial relationships and make better informed decisions with a more holistic view of the business. As noted by industry research firm Outsell, Inc., "D&B will remain the global leader in the trade credit space due to its ability to drive applicability with D-U-N-S, which remains an industry standard."

Innovative Analytics and Decisioning Capabilities Driving End-to-End Solutions

In a world of increasing data access, the value proposition for companies like ours is shifting from the provision of core data to the generation of analytical insights to inform decisioning processes and optimize workflows, across interrelated business activities. Our end-to-end solutions cover a comprehensive spectrum of use cases across the lifecycle of our clients’ businesses. These use cases continue to evolve as we find additional ways to derive insights from our data. We believe our configurable solutions, in combination with our proprietary Data Cloud, are a key competitive advantage for us and allow us to effectively compete across the entire commercial data and analytics landscape.

Deep Relationships with Blue Chip Clients

With our leading data and analytical insights, we serve many of the largest enterprises in the world, including approximately 90% of the businesses in the Fortune 500, approximately 80% of the Fortune 1000 and approximately 70% of the Global 500 during 2020. Our client base is diversified across size, industry and geography and features minimal concentration. In 2020 and 2019, no client accounted for more than 5% of our revenue, and our top 50 clients accounted for approximately 25% of our revenue. We have held relationships with 21 of our top 25 clients by size of revenue for the year ended December 31, 2020 and 2019 for more than 20 years, which reflects how deeply embedded we are in their daily workflows and decisioning processes. For both 2020 and 2019, our annual revenue retention rate was 96%.

Scalable and Highly Attractive Financial Profile

We have an attractive business model underpinned by stable and highly recurring revenues, significant operating leverage and low capital requirements that contribute to strong free cash flow. Our high levels of client retention and shift toward multi-year subscription contracts result in a high degree of revenue visibility. The vast majority of our revenues are either recurring or re-occurring in nature. Additionally, we benefit from natural operating leverage given the high contribution margins associated with incremental revenue generated from our centralized Data Cloud and solutions. Despite the investments being made to enhance our technology, analytics and data, our capital requirements remain minimal with capital expenditures (including capitalized software development costs) of approximately 7% of our revenues in 2020. All of these factors contribute to strong free cash flow generation, allowing us the financial flexibility to invest in the business and pursue growth through acquisitions.

World Class Management Team with Depth of Experience and Track Record of Success

Our senior management team has a track record of strong performance and significant expertise in both the markets we serve and in transforming similar businesses. The previous Dun & Bradstreet management team has been almost completely replaced with an experienced and energized group of senior executives who have spent years leading businesses in the vertical software and data and analytics sectors. Our senior executives have successfully worked together in architecting previous turnaround stories and delivering consistent growth both organically and through acquiring and integrating businesses. Our management team operates under the leadership of Mr. Foley, who has a long, successful history of acquiring, reorganizing and transforming companies by rationalizing cost structures, investing in growth and onboarding and mentoring senior management. Beyond our senior management team, we are focused on attracting and retaining the strongest talent at all levels throughout the organization.

Our Growth Strategy

Enhance Existing Client Relationships

We believe our current client base presents a large opportunity for growth through enhanced cross selling in order to capture more of our clients’ data and analytics spend. As an end-to-end provider of commercial data and analytics, we believe that there are significant opportunities to have clients buy from a consistent, single-source provider and to increase their interaction with our platform. Although our strategic clients used approximately six of our solutions on average, and we are improving our average solutions per client ratio, our overall client base used less than two of our solutions on average as of December 31, 2020. While there is still room to add additional products to our strategic client base, which represents less than 1% of our total client base, we believe there is a significant opportunity to increase the number of solutions per client in the remainder of our client base. Our new go-to-market strategy will enable us to increase the number of touchpoints with key decision makers within any given client and allow us to identify and sell the right solutions to each decision maker’s respective department. By focusing on enhancing the quality of our data and analytics, we will be able to produce more valuable insights, increasing client engagement across our existing solutions and driving clients towards new, innovative solutions.

Win New Clients in Targeted Markets

We believe that there is substantial opportunity to grow our client base. While we have significant market share in the enterprise and mid-market, there continues to be opportunity to win new clients. There are several instances where we have built a successful long-term enterprise client relationship with a particular company, but its competitors are not our clients. Our focus is to leverage our best practices from serving one company and articulate the value to similar companies that may benefit from our solutions and experience.

We also believe there is significant opportunity to expand our presence in the SMB market. We currently serve approximately 90,000 SMB clients out of the millions of businesses within the global marketplace. In addition, we are servicing over 1,000 businesses a day on average that seek our solutions and D-U-N-S Number and have over 1,000,000 businesses leveraging our business credit and insights. We have existing relationships with many SMBs through solutions enabling the proactive monitoring of their D-U-N-S Number. However, we have not historically capitalized on the opportunity to cross-sell them into our solutions. We are rolling out our Marketplace, an integrated web platform that will provide these businesses with an introduction to Dun & Bradstreet’s capabilities and solutions for their potential use. By leveraging this go-to-market channel and offering more simplified solutions that are easily integrated into client workflows, we can continue to expand our reach among SMBs.

Develop Innovative Solutions

Given the depth and coverage of information contained in our proprietary Data Cloud, we believe we can continue to develop differentiated solutions to serve our clients in an increasing number of use cases. As we continue to gather and incorporate additional sources of data, the resulting analytics and insights we are able to provide within our solutions will be increasingly impactful to our clients and their decisioning processes. By improving the quality and breadth of our Data Cloud, we will be able to expand into adjacent use cases and leverage our data insights in new functional areas such as collections, fraud and capital markets. We will also be able to identify and further penetrate attractive addressable markets, as demonstrated by the development of our Risk & Compliance solutions, a high growth area within our Finance & Risk solutions, in order to better address the GRC market. These additional solutions utilize existing data architecture to generate high contribution incremental revenue streams.

Expand Our Presence in Attractive International Markets

Despite our global presence and industry leading position in the North American market, we remain relatively under-penetrated in international markets, with International revenue accounting for less than 20% of our business in 2020. We believe that expanding our presence in owned international markets can be a significant growth driver for us in the coming years. Our international growth strategy begins with localizing current solutions to meet global demand and, similar to our domestic strategy, includes a focus on cross-selling and upselling, winning new clients and developing innovative solutions. On January 8, 2021, we acquired Bisnode. We expect the acquisition will position us to rapidly expand across the Scandinavian, DACH (Germany, Austria and Switzerland) and central European countries.

Selectively Pursue Strategic Acquisitions

While the core focus of our strategy is to grow organically, we believe there are strategic acquisition opportunities that may allow us to expand our footprint, broaden our client base, increase the breadth and depth of our data sets and further strengthen our solutions. We believe there are attractive synergies that result from acquiring small companies that provide innovative solutions and integrating these solutions into our existing offerings to generate cross-selling and upselling opportunities across our existing client base, as demonstrated by our recent success of integrating Lattice, coAction.com and Orb. Additionally, there are potential cost synergies that could result from integrating acquisitions into our efficient operating platform. Our leadership team has a proven track record of identifying, acquiring and integrating companies to drive long-term value creation, and we will continue to maintain a disciplined approach to pursuing acquisitions.

Our Clients

We have a diversified client base with approximately 137,000 clients worldwide, including approximately 90% of the Fortune 500, approximately 80% of the Fortune 1000 and approximately 70% of the Global 500 during 2020.

Our client base is diversified across size, industry and geography, and features minimal concentration; with no client accounting for more than 5% of revenue and our top 50 clients accounting for approximately 25% of revenue. Our clients include enterprises across nearly all industry verticals, including financial services, technology, communications, retail, transportation and manufacturing, and our data and analytics support use cases of all types. A substantial portion of our revenue is derived from companies in the financial services industry. We have held relationships with 21 of our top 25 clients by size of revenue for the year ended December 31, 2020 for more than 20 years, which reflects how deeply embedded we are in their daily workflows and decisioning processes. For 2020, our annual revenue retention rate, reflecting the percentage of prior year revenue from clients who were retained in the current year, was 96%.

In addition to our blue chip corporate client base, we serve a number of government organizations. Through the development of our analytics, we continue to move into mission critical functions with higher applicability across federal, state and local government organizations.

We have a presence in 243 countries and territories, including the United States, Canada, the United Kingdom, Ireland, Greater China and India as of December 31, 2020. Our international presence is organized through the WWN alliances and owned markets. The following table presents the contribution by geography to revenue, which excludes Corporate and other:

	Year Ended December 31,
	2020	2019	2018
Revenue by geography
North America	83%	83%	83%
International	17%	17%	17%

Go-to-Market Organization

Our sales and marketing efforts are focused on both generating new clients as well as cross-selling and upselling our end-to-end solutions to existing clients. Our salesforce is segmented into three distinct categories: strategic sales, field sales and inside sales. To more effectively align our salesforce with our clients, we have also organized these distribution channels into geographic territories supported by specialized sales support and centralized sales development teams.

Our strategic sales team covers our largest and most sophisticated clients who typically use multiple D&B solutions across a variety of use cases. These strategic clients are each independently managed by directors who own the client relationship and are equipped to sell all solutions. In many instances, we deploy our employees on-site to assist our clients in implementing and configuring our analytics for various use cases, acting as a "one-stop shop" for our clients’ data and analytics needs.

Our field sales team is geographically distributed and promotes both our Finance & Risk solutions and Sales & Marketing solutions, largely targeting clients with revenues in excess of $250 million. Clients in this grouping typically buy only one of our solutions, and there is ample opportunity to expand the depth of our relationships as we continue to educate and train our sales professionals on selling our full suite of solutions.

Lastly, our inside sales team is focused on all other businesses that are not covered by our other direct sales channels in the emerging and micro business segments. Our specialized sales support and subject matter experts are consolidated in a shared services organization and support all channels as needed. In addition, we are building a sales development representative organization that supports lead generation of our sales teams.

In addition to our direct go-to-market efforts, we also sell through our network of strategic alliances to jointly deliver our data and analytics to our mutual clients. This indirect channel is centrally managed collaboratively within the sales organization and also has responsibility for coordinating all global WWN and owned markets to ensure consistency of approach and account management for our global clients.

Given the breadth of our end-to-end solutions and increased focus on cross-selling, we have spent considerable time training and upskilling our salesforce in a formal sales training program. We now require sales certifications from our salesforce and have instituted talent assessments and mid-year performance check-ins to ensure we continue to shape our culture to winning and accountability.

We have also redesigned our sales compensation plans to incentivize multi-year contracting and cross-selling rather than one-year deals that are renewed each year. This has reinvigorated our salesforce and produced demonstrable results in the number and volume of multi-year contracts being sold today.

Both our Finance & Risk and Sales & Marketing solutions are generally licensed via a master agreement or online terms and conditions with corresponding product specific terms that are either in separate order forms or are incorporated into the online terms and conditions. The master agreement and online terms cover high level topics such as license rights and restrictions, confidentiality, data protection and privacy, audit rights, warranties and disclaimers, intellectual property ownership, and termination rights. In some cases, order forms will include the product specific terms such as the solutions being licensed, the specifications, access levels and entitlements for those solutions, pricing and payment terms. Master agreements are typically evergreen and allow orders to be executed on an ongoing basis and online terms are either annual or have a duration equal to the order to which they relate. Order forms may be for one-year or multi-year periods. Most products and solutions are subject to auto-renewal provisions. Master agreements can be terminated for breach by either party, generally after a 15-60 day cure period. Approximately 79% and 76% of our revenue for the year ended December 31, 2020 and 2019, respectively, was generated from solutions provided pursuant to fixed price subscriptions.

International Presence

We have operated internationally for over 160 years and benefit from an extensive network and strong global brand recognition. We have an operating framework of owned, majority-controlled and partnered / franchised markets that serve international clients and secure critical global data to support both our United States and international clients. Across all international markets, we leverage our unique data sets and solutions to serve our clients’ Finance & Risk and Sales & Marketing needs.

There are certain key international markets in which we operate independently or through joint ventures, including the United Kingdom, Ireland, India and Greater China. As we continue to provide international companies with our best-in-class data on U.S. companies, suppliers and prospects, our solutions have also increasingly become localized in recent years to better serve foreign markets. Our local presence ensures the complete, timely and accurate collection of commercial information. We expect that the acquisition of Bisnode on January 8, 2021 will position us to further strengthen and expand our presence across Europe.

In addition, as of December 31, 2020, we also operated through 15 WWN alliances. Our partners license our data and technology, as well as our trademarks and brand, to serve local markets on behalf of Dun & Bradstreet. Our extensive international network enables millions of executives around the world to make confident business decisions with reliable and accessible information. Our strategic relationships with our global WWN alliances provide us with best-in-class breadth of international data in our Data Cloud, which we view as a key competitive strength in serving international enterprises. This approach has improved the applicability of our data to local clients, while enlarging and strengthening the data sets for clients in all geographies.

Competition

We primarily compete on the basis of differentiated data sets, analytical capabilities, solutions, client relationships, innovation and price. We believe that we compete favorably in each of these categories across both our Finance & Risk and Sales & Marketing solutions. Our competitors vary based on the client size and geographical market that our solutions cover.

For our Finance & Risk solutions, our competition generally varies by client size between enterprise, mid-market and SMBs. Dun & Bradstreet has a leading presence in the enterprise market as clients place a high degree of value on our best-in-class commercial credit database to inform their critical decisions around the extension of credit. Dun & Bradstreet’s main competitors in the enterprise and mid-market include Bureau van Dijk (owned by Moody’s Corporation) in Europe and Equifax and Experian in North America. In the SMB market, commercial credit health becomes increasingly tied to consumer credit health. Our competition in this market generally includes Equifax, Experian and other consumer credit providers that offer commercial data. Additionally, there is a fragmented tail of low cost, vertical and regionally focused point solutions in this market that may be attractive to certain clients but lack the scale and coverage breadth to compete holistically.

For our Sales & Marketing solutions, our competition has historically been very fragmented with many players offering varying levels of data quantity and quality, and with data being collected in ways that may cross ethical and privacy boundaries. Dun & Bradstreet strives to protect the data and privacy of clients and to maintain the highest standards in the ethical acquisition, aggregation, curation and delivery of data. Our direct competitors vary depending on use cases, such as market segmentation, digital marketing lead generation, lead enrichment, sales effectiveness and data management. In the market for contact data, our competition generally includes, ZoomInfo and a few consultancies building bespoke solutions. For other sales and marketing solutions such as customer data platform, visitor intelligence, audience targeting and intent data, we face a number of smaller competitors.

Overall, outside North America, the competitive environment varies by region and country, and can be significantly impacted by the legislative actions of local governments, availability of data and local business preferences.

In the United Kingdom and Ireland, our direct competition for our Finance & Risk solutions is primarily from Bureau van Dijk, Creditsafe and Experian. Additionally, the Sales & Marketing solutions landscape in these markets is both localized and fragmented, where numerous local players of varying sizes compete for business.

In Asia Pacific, we face competition in our Finance & Risk solutions from a mix of local and global providers. We compete with Sinotrust International Information & Consulting (Beijing) Co., Ltd., in China and local competitors in India. In addition, as in the United Kingdom, the Sales & Marketing solutions landscape throughout Asia is localized and fragmented.

We believe that the solutions we provide to our clients in all geographies reflect our deep understanding of our clients’ businesses, the differentiated nature of our data and the quality of our analytics and decisioning capabilities. The integration of our solutions into our clients’ mission critical workflows helps to ensure long-lasting relationships, efficiency and continuous improvement.

Technology

Technology is key to how we efficiently collect, curate and ultimately deliver our data, actionable analytics and business insights to make investments in modernizing our infrastructure and optimizing our architecture to increase control, create efficiencies and greatly enhance the ability of our platforms to scale. We have begun the re-architecture of our technology platform to enhance our ability to organize and process high volumes of disparate data, increase system availability and improve delivery, while lowering our overall cost structure and ensuring information security. We continue to work towards evolving Dun & Bradstreet into a platform with the ability to seamlessly add and integrate new data sets and analytical capabilities into our simplified and scaled technology infrastructure.

Intellectual Property

We own and control various intellectual property rights, such as trade secrets, confidential information, trademarks, service marks, trade names, copyrights, patents and applications to the foregoing. These rights, in the aggregate, are of material importance to our business. We also believe that the Dun & Bradstreet name and related trade names, marks and logos are of material importance to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. We consider our trademarks, service marks, databases, software, analytics, algorithms, inventions and other intellectual property to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret, patent, etc.) and contractual safeguards for protecting them throughout the world.

We own patents and patent applications both in the United States and in other selected countries of importance to us. The patents and patent applications include claims which pertain to certain technologies and inventions which we have determined are proprietary and warrant patent protection. We believe that the protection of our innovative technology and inventions, such as our proprietary methods for data curation and identity resolution, through the filing of patent applications, is a prudent business strategy. Filing of these patent applications may or may not provide us with a dominant position in the fields of technology. However, these patents and/or patent applications may provide us with legal defenses should subsequent patents in these fields be issued to third-parties and later asserted against us. Where appropriate, we may also consider asserting, or cross-licensing, our patents.

Workforce and Human Capital Resources

Dun & Bradstreet is committed to creating a passionate, outside-in, forward-leaning culture. We want Dun & Bradstreet to be the best place to work and one that attracts and retains the very best talent. We strive to make our company a diverse, inclusive and safe workplace that will drive personal growth for each of our employees. We design our human resources programs to support these critical objectives. We provide a total rewards package that includes a comprehensive compensation and benefits package designed to support our employees, both at home and at work. We provide learning and development programs for our people to prepare them for their roles and facilitate internal career mobility aiming at creating a high-performing workforce. Our diversity and inclusion programs further enhance our culture with the goal of making our workplace more engaging and inclusive. Our “Corporate Citizenship / Do Good” program is designed to give back to our communities where we live and work, and to support worthy causes around the world. This program further enhances the interaction of our employees at all levels.

In response to the COVID-19 pandemic, we implemented operational changes with the primary objective to provide safety to our employees, as well as the communities in which we operate, and to comply with government regulations. We have adopted a distributed workforce model, including for some employees, a long-term, full-time work from home arrangement, while implementing additional safety measures for employees and contractors continuing essential and critical on-site work.

As of December 31, 2020, we had 4,039 employees worldwide, of whom 2,618 were in our North America segment and Corporate, and 1,421 were in our International segment. Our workforce also engages third-party consultants as an ongoing part of our business where appropriate. There are no unions in our U.S. or Canadian operations, and work councils and trade unions represent a small portion of our employees outside of the United States and Canada. We have not experienced any work stoppages and we believe we maintain strong relations with our employees.

Financial Information by Segment

In addition to our two reportable segments, we have a corporate organization that consists primarily of general and administrative expenses that are not included in the other segments. For financial information by reporting segment, see Note 18 to the Consolidated Financial Statements.

Regulatory Matters

Compliance with legal and regulatory requirements is a top priority for us. This includes compliance, to the extent applicable, with national and local privacy and data protection laws and regulations, anti-corruption laws, export control laws, antitrust/competition laws, and national laws regulating enterprise credit reporting agencies. These laws are enforced by national and local regulatory agencies, and in some instances also through private civil litigation.

We proactively manage our compliance with laws and regulations through a dedicated legal and compliance team situated in the United States, the United Kingdom, India, and China, all reporting to the Chief Legal Officer and Chief Compliance Officer at our U.S. headquarters. Through the legal and compliance functions, we promulgate compliance policies and procedures, provide training to our associates, have a third-party compliance program, monitor all material laws and regulations, monitor and audit the efficacy of our internal compliance-related controls, assist in the development of new products and services, and meet as necessary and appropriate with regulators and legislators to establish transparency of our operations and create a means to understand and react should any issues arise.

Data and Privacy Protection and Regulation

Our operations are subject to applicable national and local laws that regulate privacy, data/cyber security, broader data collection and use, cross-border data transfers and/or business credit reporting. These laws impact, among other things. data collection, usage, storage, security and breach, dissemination (including transfer to third parties and cross-border), retention and destruction. Certain of these laws provide for civil and criminal penalties for violations. The laws and regulations that affect our business include, but are not limited to:

•the GDPR, the ePrivacy Directive and implementing national legislation, and judicial and regulatory developments on the EU and national level, including the recent Schrems decision and EDPB guidances;

•U.S. federal, state and local data protections laws such as the Federal Trade Commission Act ("FTC Act") and similar state laws, state data breach laws and state privacy laws, such as the CCPA and the recently adopted CPRA;

•China’s Cybersecurity Law and other civil and criminal laws relating to data protection;

•other international data protection, data localization, and state secret laws impacting us or our data suppliers; and

•oversight by regulatory authorities for engaging in business credit reporting such as the U.K. Financial Conduct Authority and People’s Bank of China.

We are also subject to federal and state laws impacting marketing such as the Americans with Disabilities Act, the Telephone Consumer Protection Act of 1991 and state unfair or deceptive practices acts.

These laws and regulations, which generally are designed to protect the privacy of the public and to prevent the misuse of personal information available in the marketplace, are complex, change frequently and have tended to become more stringent over time. We already incur significant expenses in our attempt to ensure compliance with these laws. Currently, public concern is high with regard to the operation of credit reporting agencies in the United States, as well as the collection, use, accuracy, correction and sharing of personal information, including Social Security numbers, dates of birth, financial information, medical information, department of motor vehicle data and behavioral data. In addition, many consumer advocates, privacy advocates, legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy and have become increasingly concerned with the use of these types of personal information. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. Additional legislative or regulatory efforts in the United States could further regulate the collection, use, communication, access, accuracy, obsolescence, sharing, correction and security of this personal information. In addition, any perception that our practices or products are an invasion of privacy, whether or not consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability.

Additional Information

Our website address is www.dnb.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). However, the information found on our website is not part of this or any other report.

Item 1A. Risk Factors

You should carefully consider the following risk factors and all of the information contained in this Annual Report on Form 10-K. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could harm our business, reputation, financial condition, and operating results. Below is a summary of these risk factors followed by the detailed risk factors:

Operational Risks

•Our ability to implement and execute our strategic plans to transform the business may not be successful and, accordingly, we may not be successful in achieving our goals to transform our business, which could have a material adverse effect on our business, financial condition and results of operations.

•If we are unable to develop or sell solutions in a timely manner or maintain and enhance our existing client relationships, our ability to maintain or increase our revenue could be adversely affected.
•We face significant competition for our solutions, which may increase as we expand our business.
•Our brand and reputation are key assets and a competitive advantage, and our business may be affected by how we are perceived in the marketplace.
•Our international operations and our ability to expand our operations outside the United States are subject to economic, political and other inherent risks.
•Data security and integrity are critically important to our business, and cybersecurity incidents, including cyberattacks, breaches of security, unauthorized access to or disclosure of confidential information, business disruption, or the perception that confidential information is not secure, could result in a material loss of business, regulatory enforcement, substantial legal liability and/or significant harm to our reputation.
•A failure in the integrity of our data or the systems upon which we rely could harm our brand and result in a loss of sales and an increase in legal claims.
•If we experience system failures, personnel disruptions or capacity constraints, the delivery of our solutions to our clients could be delayed or interrupted, which could harm our business and reputation and result in the loss of revenues or clients.
•We could lose our access to data sources, which could prevent us from providing our solutions.
•We use software vendors and network and cloud providers in our business and if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change it could have a material adverse effect on our business, financial condition and results of operations.
•We rely on our relationships with key long-term clients, business partners and government contracts for a substantial part of our revenue, the diminution or termination of which could have a material adverse effect on our business, financial condition and results of operations.
•We depend, in part, on strategic alliances, joint ventures and acquisitions to grow our business. If we are unable to make strategic acquisitions and develop and maintain these strategic alliances and joint ventures, our growth may be adversely affected.
•We are subject to subscription and payment processing risk from our third-party vendors and any disruption to such processing systems could have a material adverse effect on our business, financial condition and results of operations.

Legal and Regulatory Risks

•We may be unable to protect our intellectual property adequately or cost-effectively, which may cause us to lose market share or force us to reduce our prices. We also rely on trade secrets and other forms of unpatented intellectual property that may be difficult to protect.
•We may face claims for intellectual property infringement, which could subject us to monetary damages or limit us in using some of our technologies or providing certain solutions.
•We are subject to various governmental regulations, laws and orders, compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.
•Current and future litigation, investigations or other actions against us could be costly and time consuming to defend.
•If we experience changes in tax laws or adverse outcomes resulting from examination of our tax returns, it could have a material adverse effect on our business, financial condition and results of operations.

Financial Risks

•We have recorded a substantial amount of goodwill as a result of the Take-Private Transaction, and an economic downturn could cause the goodwill to become impaired, requiring write-downs that could have a material adverse effect on our business, financial condition, results of operations.
•Our pension plans are subject to financial market risks that could have a material adverse effect on our business, financial condition and results of operations.
•Our substantial indebtedness could have a material adverse effect on our financial condition and our ability to operate our business or react to changes in the economy or our industry, prevent us from fulfilling our obligations and could divert our cash flow from operations for debt payments.
•Despite our indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.
•We may be unable to service our indebtedness.
•The agreements governing our indebtedness impose significant operating and financial restrictions on us, which may restrict our ability to pursue our business strategies and capitalize on business opportunities.
•A decline in our operating results or available cash could cause us to experience difficulties in complying with covenants contained in more than one agreement, which could result in bankruptcy or liquidation.
•The interest rates of loans under our Credit Agreement are priced using a spread over LIBOR.

Risks Related to Our Company Structure

•Certain of our executive officers and directors have or will have interests and positions that could present potential conflicts and demands on their time.
•Future sales of our common stock in the public market could cause the market price of our common stock to decrease significantly.
•We do not intend to pay dividends for the foreseeable future.
•Members of the Investor Consortium are party to a letter agreement pursuant to which they have agreed for a period of three years to vote all of their shares as a group in all matters related to the election of directors, including to elect five individuals to our board of directors, and it is possible the interests of the Investor Consortium may conflict with the interests of our other shareholders.
•We have elected to take advantage of the "controlled company" exemption to the corporate governance rules for publicly listed companies, which could make our common stock less attractive to some investors or otherwise harm our stock price.
•Our Investor Consortium can significantly influence our business and affairs and may have conflicts of interest with us in the future.
•Anti-takeover protections in our amended and restated certificate of incorporation, our amended and restated bylaws or our contractual obligations may discourage or prevent a takeover of our company, even if an acquisition would be beneficial to our stockholders.
•Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, agents or other stockholders.

General Risks

•Unfavorable global economic conditions could have a material adverse effect on our business, financial condition and results of operations.
•An outbreak of disease, global or localized health pandemic or epidemic or a similar public health threat, or the fear of such an event, could have a material adverse effect on our business, financial condition and results operations.
•When we engage in acquisitions, investments in new businesses or divestitures of existing businesses, we will face risks that could have a material adverse effect on our business, financial condition and results of operations.
•We are subject to losses from risks for which we do not insure.
•Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
•We may not be able to attract and retain the skilled employees that we need to support our business.
•Our senior leadership team is critical to our continued success, and the loss of such personnel could have a material adverse effect on our business, financial condition and results of operations.
•Certain estimates of market opportunity, forecasts of market growth and our operating metrics included in this Form 10-K may prove to be inaccurate.
•The price of our common stock may be volatile and you could lose all or part of your investment.
•If securities or industry analysts do not publish research or reports about our business or publish inaccurate or negative reports, our stock price could decline.
•As a public company, we may expend additional time and resources to comply with rules and regulations that do not currently apply to us, and failure to comply with such rules may lead investors to lose confidence in our financial data.

Operational Risks

Our ability to implement and execute our strategic plans to transform the business may not be successful and, accordingly, we may not be successful in achieving our goals to transform our business, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in developing and implementing our strategic plans to transform our businesses, including realigning management, simplifying and scaling technology, expanding and enhancing data and optimizing our client services. If the development or implementation of our plans are not successful, we may not produce the revenue, margins, earnings or synergies that we expect, including offsetting the impact of adverse economic conditions that may exist currently or develop in the future. We may also face delays or difficulties in implementing technological, organizational and operational improvements, including our plans to leverage our data insights in new functional areas and utilize existing data architecture to generate high contribution incremental revenue streams, which could adversely affect our ability to successfully compete. In addition, the costs associated with implementing such plans may be more than anticipated and we may not have sufficient financial resources to fund all of the desired or necessary investments required in connection with our plans. The existing and future execution of our strategic and operating plans to transform our business will, to some extent, also be dependent on external factors that we cannot control. In addition, these strategic and operational plans need to be continually reassessed to meet the challenges and needs of our business in order for us to remain competitive. While our cost savings initiatives since the Take-Private Transaction have resulted in approximately $241 million of net annualized run-rate savings as of December 31, 2020, such savings may not be repeated in future periods. The failure to implement and execute our strategic and operating plans in a timely manner or at all, realize or maintain the cost savings or other benefits or improvements associated with such plans, have financial resources to fund the costs associated with such plans or incur costs in excess of anticipated amounts, or sufficiently assess and reassess these plans could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to develop or sell solutions in a timely manner or maintain and enhance our existing client relationships, our ability to maintain or increase our revenue could be adversely affected.

In order to keep pace with client demands for increasingly sophisticated solutions, to sustain expansion into growth industries and new markets and to maintain and grow our revenue, we must continue to innovate and introduce new solutions. The process of developing new solutions is complex and uncertain. Our industry solutions require extensive experience and knowledge from within the relevant industry. We must commit significant resources before knowing whether clients will accept new solutions. We may not be successful because of a variety of challenges, including planning or timing, technical hurdles, difficulty in predicting market demand, changes in regulation or a lack of appropriate resources. Additionally, even if we successfully develop new solutions, our existing clients might not accept these new solutions or new clients might not adopt our solutions due to operational constraints, high switching costs or general lack of market readiness.

Furthermore, our ability to increase revenue will depend, in large part, on our ability to retain and enhance existing client relationships and increase the number of solutions our clients buy from us. Our ability to increase sales to existing clients depends on the quality of our data and solutions, clients’ satisfaction with our solutions and their desire for additional solutions.

Failure to successfully develop and introduce new solutions or sell new or additional solutions to new or existing clients could have a material adverse effect on our business, financial condition and results of operations.

We face significant competition for our solutions, which may increase as we expand our business.

We face significant competition for our solutions. We compete on the basis of differentiated solutions, datasets, analytics capabilities, ease of integration with our clients’ technology, stability of services, client relationships, innovation and price. Our global and regional competitors vary in size, financial and technical capability, and in the scope of the products and services they offer. Some of our competitors may be better positioned to develop, promote and sell their products and services. Larger competitors may benefit from greater cost efficiencies and may be able to win business simply based on pricing. Our competitors may also be able to respond to opportunities before we do, by taking advantage of new technologies, changes in client requirements or market trends. In addition, we face competition from non-traditional and free data sources.

Many of our competitors have extensive client relationships, including relationships with our current and potential clients. New competitors, or alliances among competitors, may emerge and gain significant market share. Existing or new competitors may develop products and services that are superior to our solutions or that achieve greater acceptance than our solutions. If we are unable to respond to changes in client requirements as quickly and effectively as our competition, our ability to expand our business and sell our solutions may be adversely affected.

Additionally, our competitors often sell services at lower prices than us, individually or as part of integrated suites of several related services. This may cause our clients to purchase from our competitors rather than from us, which could result in reduced prices for certain solutions or the loss of clients. Price reductions by our competitors could also negatively impact our operating margins or harm our ability to obtain new long-term contracts or renewals of existing contracts on favorable terms. Additionally, some of our clients may develop their own solutions that replace the solutions they currently purchase from us or look to new technologies, which could result in lower revenue.

We believe that our D-U-N-S Number and our ability to link our data together with this unique identifier provides us with a strategic advantage by allowing for a global, end-to-end assessment of businesses throughout the world. However, some of our competitors and clients utilize their own unique identifiers, and clients have and may continue to adopt alternative standards to our D-U-N-S Number and stop using our solutions. For example, the General Services Administration announced in 2019 that it plans to transition from the D-U-N-S Number to a government-owned entity number for federal contractors and grantees. In addition, public and commercial sources of free or relatively inexpensive business information have become increasingly available and this trend is expected to continue. To the extent the availability of free or relatively inexpensive business information increases, the demand for some of our solutions may decrease. If more clients adopt alternative standards to the D-U-N-S Number or look to these other sources of data, it could have a material adverse effect on our business, financial condition and results of operations.

We also expect that there will be significant competition as we expand our business, and we may not be able to compete effectively against current and future competitors. If we are unable to compete successfully, it could have a material adverse effect on our business, financial condition and results of operations.

Our brand and reputation are key assets and a competitive advantage, and our business may be affected by how we are perceived in the marketplace.

Our brand and reputation are key assets of our business and a competitive advantage. Our ability to attract and retain clients is highly dependent upon the external perceptions of our level of data quality, effective provision of solutions, business practices, including the actions of our employees, third-party providers, members of the WWN and other brand licensees, some of which may not be consistent with our policies and standards. Negative perception or publicity regarding these matters could damage our reputation with clients and the public, which could make it difficult for us to attract and maintain clients. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in higher regulatory or legislative scrutiny. Negative perceptions or publicity could have a material adverse effect on our business, financial condition and results of operations.

Our international operations and our ability to expand our operations outside the United States are subject to economic, political and other inherent risks.

We derive a portion of our revenues from clients outside the United States, and it is our intent to continue to expand our international operations. We have sales and technical support personnel in numerous countries worldwide. Expansion in international markets will require significant resources and management attention and will subject us to increased regulatory, economic and political risks.

The solutions we offer in developed and emerging markets must match our clients’ demand for those solutions. Due to price, limited purchasing power and differences in the development of our solutions, our solutions may not be accepted in any particular developed or emerging market, and our international expansion efforts may not be successful. Our business, financial condition and results of operations could be adversely affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

•currency exchange rate fluctuations;
•foreign exchange controls that might prevent us from repatriating cash to the United States;
•difficulties in managing and staffing international offices;
•increased travel, infrastructure, legal and compliance costs of multiple international locations;
•terrorist activity, natural disasters and other catastrophic events;
•restrictions on the import and export of technologies or doing business with sanctioned countries, individuals and/or entities;
•difficulties in enforcing contracts and collecting accounts receivable;
•longer payment cycles;
•failure to meet quality standards for outsourced work;
•unfavorable tax rules;
•political and economic conditions in foreign countries, particularly in emerging markets;
•local regulations that could impact our data supply from foreign markets, including data localization and privacy laws;
•compliance with the “One China” policy;
•trade relations, including with China or that arise from the United Kingdom’s exit from the European Union commonly referred to as “Brexit”;
•varying business practices in foreign countries;
•reduced protection for, or increased difficulty in enforcing, intellectual property rights;
•the presence and acceptance of varying level of business corruption in international markets; and
•foreign laws and regulatory requirements, including the United Kingdom Bribery Act 2010 and the FCPA.

For example, we self-reported certain payments and expenses made by two Chinese subsidiaries that may have been in violation of the FCPA. In April 2018, we agreed with the SEC to pay $9.2 million to resolve the FCPA charges arising from such actions. As we continue to expand internationally, our success will partially depend on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks could have material adverse effect on our business, financial condition and results of operations.

Data security and integrity are critically important to our business, and cybersecurity incidents, including cyberattacks, breaches of security, unauthorized access to or disclosure of confidential information, business disruption, or the perception that confidential information is not secure, could result in a material loss of business, regulatory enforcement, substantial legal liability and/or significant harm to our reputation.

We collect, store and transmit a large amount of confidential company information on over 420 million total businesses as of December 31, 2020, including financial information and personal information. We operate in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve exploiting highly obscure security vulnerabilities or sophisticated attack methods. These cyberattacks can take many forms, but they typically have one or more of the following objectives, among others:

•obtain unauthorized access to confidential information;
•manipulate or destroy data; or
•disrupt, sabotage or degrade service on our systems.

We have experienced and expect to continue to experience numerous attempts to access our computer systems, software, networks, data and other technology assets on a daily basis. The security and protection of our data is a top priority for us. We devote significant resources to maintain and regularly upgrade the wide array of physical, technical, operational, and contractual safeguards that we employ to provide security around the collection, storage, use, access and delivery of information we have in our possession. Despite our physical security, implementation of technical controls and contractual precautions to identify, detect and prevent the unauthorized access to and alteration and disclosure of our data, we cannot be certain that third party systems that have access to our systems will not be compromised or disrupted in the future, whether as a result of criminal conduct or other advanced, deliberate attacks by malicious actors, including hackers, nation states and criminals, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. Due to the sensitive nature of the information we collect, store and transmit, it is not unusual for efforts to occur (coordinated or otherwise) by unauthorized persons to attempt to obtain access to our systems or data, or to inhibit our ability to deliver products or services to a consumer or a business client.

We must continually monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. The preventive actions we take to address cybersecurity risk, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of cyberattacks as it may not always be possible to anticipate, detect or recognize threats to our systems, or to implement effective preventive measures against all cybersecurity risks. This is because, among other things:

•the techniques used in cyberattacks change frequently and may not be recognized until after the attacks have succeeded;
•cyberattacks can originate from a wide variety of sources, including sophisticated threat actors involved in organized crime, sponsored by nation-states, or linked to terrorist or hacktivist organizations; and
•third parties may seek to gain access to our systems either directly or using equipment or security passwords belonging to employees, clients, third-party service providers or other users.

Although we have not incurred material losses or liabilities to date as a result of any breaches, unauthorized disclosure, loss or corruption of our data or inability of our clients to access our systems, such events could disrupt our operations, subject us to substantial regulatory and legal proceedings and potential liability and fines, result in a material loss of business and/or significantly harm our reputation.

We may not be able to immediately address the consequences of a cybersecurity incident because a successful breach of our computer systems, software, networks or other technology assets could occur and persist for an extended period of time before being detected due to, among other things:

•the breadth and complexity of our operations and the high volume of transactions that we process;
•the large number of clients, counterparties and third-party service providers with which we do business;
•the proliferation and increasing sophistication of cyberattacks; and
•the possibility that a third party, after establishing a foothold on an internal network without being detected, might obtain access to other networks and systems.

The extent of a particular cybersecurity incident and the steps that we may need to take to investigate it may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the incident is known. While such an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, any or all of which could further increase the costs and consequences of a cybersecurity incident.

Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the United States, we are subject to laws that provide for at least 50 disparate notification regimes. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

If we are unable to protect our computer systems, software, networks, data and other technology assets it could have a material adverse effect on our business, financial condition and results of operations.

A failure in the integrity of our data or the systems upon which we rely could harm our brand and result in a loss of sales and an increase in legal claims.

The reliability of our solutions is dependent upon the integrity of the data in our global databases. We utilize single source providers in certain countries to support the needs of our clients globally and rely on members of our WWN to provide local data in certain countries. A failure in the integrity of our databases, or an inability to ensure that our usage of data is consistent with any terms or restrictions on such use, whether inadvertently or through the actions of a third party, could harm us by exposing us to client or third-party claims or by causing a loss of client confidence in our solutions. For example, we license data from third parties for inclusion in the data solutions that we sell to our clients, and while we have guidelines and quality control requirements in place, we do not have absolute control over such third parties’ data collection and compliance practices. We may experience an increase in risks to the integrity of our databases as we acquire content through the acquisition of companies with existing databases that may not be of the same quality or integrity as our existing databases.

In addition, there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering and other database technologies and the use of the internet as well as emergence of new technologies. These improvements, as well as changes in client preferences or regulatory requirements or transitions to non-traditional or free data sources or new technologies, may require changes in the technology used to gather and process our data and deliver our solutions. Further, we rely on third-party technology contractors that have extensive knowledge of our systems and database technologies. The loss of these third-party contractors could negatively affect our ability to maintain and improve our systems. Our success will depend, in part, upon our ability to:

•internally develop and implement new and competitive technologies;
•use leading third-party technologies and contractors effectively;
•respond to changing client needs and regulatory requirements, including being able to bring our new solutions to the market quickly; and
•transition clients and data sources successfully to new interfaces or other technologies.

We may not successfully implement new technologies, cause clients or data suppliers to implement compatible technologies or adapt our technology to evolving client, regulatory and competitive requirements. If we fail to respond, or fail to cause our clients or data suppliers to respond, to changes in technology, regulatory requirements or client preferences, the demand for our solutions, the delivery of our solutions or our market reputation could be adversely affected. Additionally, our failure to implement important updates or the loss of key third-party technology consultants could affect our ability to successfully meet the timeline for us to generate cost savings resulting from our investments in improved technology. Failure to achieve any of these objectives would impede our ability to deliver strong financial results.

Although we are continually evolving the systems upon which we rely to sustain delivery of our solutions, meet client demands and support the development of new solutions and technologies, certain of our existing infrastructure is comprised of complex legacy technology that requires time and investment to upgrade without disruption to the business. We have in the past been subject to client and third-party complaints and lawsuits regarding our data, which have occasionally been resolved by the payment of monetary damages. We have also licensed, and we may license in the future, proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by the third parties to whom we grant such licenses and by clients, they may take actions that could materially adversely affect the value of our proprietary rights or our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

If we experience system failures, personnel disruptions or capacity constraints, the delivery of our solutions to our clients could be delayed or interrupted, which could harm our business and reputation and result in the loss of revenues or clients.

Our ability to provide reliable service largely depends on our ability to maintain the efficient and uninterrupted operation of our computer network, systems and data centers, some of which have been outsourced to third-party providers who are increasingly reliant on cloud-based service providers to deliver their services. In addition, we generate a significant amount of our revenues through channels that are dependent on links to telecommunications providers. Our systems, personnel and operations could be exposed to damage or interruption from fire, natural disasters, power loss, war, terrorist acts, civil disobedience, telecommunication failures, computer viruses, DDoS attacks or human error. We may not have sufficient redundant operations to cover a loss or failure of our systems in a timely manner. Any significant interruption could have a material adverse effect on our business, financial condition and results of operations.

We could lose our access to data sources, which could prevent us from providing our solutions.

Our solutions depend extensively upon continued access to and receipt of data from external sources, including data received from clients, strategic partners and various government and public records repositories. In some cases, we compete with our data providers. Our data providers could stop providing data, provide untimely data or increase the costs for their data for a variety of reasons, including a perception that our systems are unsecure as a result of a data security incidents, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. For example, the ability of our data providers to process and analyze such data may be constrained by government mandates to work remotely. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use or transfer of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data or cannot be transferred out of the country where it has been collected. We may not be successful in maintaining our relationships with these external data source providers or be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we may not able to obtain data from alternative sources if our current sources become unavailable. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our ability to provide solutions could be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

We use software vendors and network and cloud providers in our business and if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change it could have a material adverse effect on our business, financial condition and results of operations.

Our ability to provide solutions to our clients requires that we work with certain third party providers, including software vendors and network and cloud providers, and depends on such third parties meeting our expectations in both timeliness, quality, quantity and economics. Our third party suppliers may be unable to meet such expectations due to a number of factors, including due to factors attributable to the COVID-19 global pandemic. We might incur significant additional liabilities if the services provided by these third parties do not meet our expectations, if they terminate or refuse to renew their relationships with us or if they were to offer their services to us on less advantageous terms. In addition, while there are backup systems in many of our operating facilities, we may experience an extended outage of network services supplied by these vendors or providers that could impair our ability to deliver our solutions, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on our relationships with key long-term clients, business partners and government contracts for a substantial part of our revenue, the diminution or termination of which could have a material adverse effect on our business, financial condition and results of operations.

We have long-standing relationships with a number of our clients, many of whom renew their contracts with us annually, which provides our clients with the opportunity to renegotiate their contracts with us, award more business to our competitors or utilize alternative data sources. We also provide our data and solutions to business partners who may combine them with their own and other brands and services and sell them to clients. Such business partners may terminate their agreements with us and compete with us by selling our data or solutions to our clients. We may not retain or renew existing agreements, maintain relationships with any of our clients or business partners on acceptable terms or at all, or collect amounts owed to us from insolvent clients or business partners.

Market competition, business requirements, financial condition and consolidation through mergers or acquisitions, could also adversely affect our ability to continue or expand our relationships with our clients and business partners. There has been, and we expect there will continue to be, merger, acquisition and consolidation activity among our clients. If our clients merge with, or are acquired by, other entities that are not our clients, or that use fewer of our solutions, our revenue may be adversely impacted. Industry consolidation could also affect the base of recurring transaction-based revenue if consolidated clients combine their operations under one contract, since most of our contracts provide for volume discounts. In addition, our existing clients might leave certain geographic markets, which would no longer require them to purchase certain solutions from us and, consequently, we would generate less revenue than we currently expect.

Further, we derive a portion of our revenue from direct and indirect sales to U.S., state, local and foreign governments and their respective agencies and our competitors are increasingly targeting such governmental agencies as potential clients. Such government contracts are subject to various procurement or other laws and regulations, as well as contractual provisions, and violations could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension of future government contracting. In addition, these entities may require license terms that we are unwilling to agree to (e.g., open data rights). As such, we may lose government clients to our competitors, our government contracts may be terminated or not be renewed or we may be suspended from government work or the ability to compete for new contracts.

The loss or diminution of one or more of our key clients, business partners or government contracts could have a material adverse effect on our business, financial condition and results of operations.

We depend, in part, on strategic alliances, joint ventures and acquisitions to grow our business. If we are unable to make strategic acquisitions and develop and maintain these strategic alliances and joint ventures, our growth may be adversely affected.

An important focus of our business is to identify business partners who can enhance our solutions and enable us to develop solutions that differentiate us from our competitors. We have entered into several alliance agreements or license agreements with respect to certain aspects of our datasets and solutions and may enter into similar agreements in the future. These arrangements may require us to restrict our use of certain of our solutions among certain client industries, or to grant licenses on terms that ultimately may prove to be unfavorable to us, either of which could have a material adverse effect on our business, financial condition or results of operations. Relationships with our alliance agreement partners may include risks due to incomplete information regarding the marketplace and commercial strategies of our partners, and our alliance agreements or other licensing agreements may be the subject of contractual disputes. If we or our alliance agreements’ partners are not successful in maintaining or commercializing the alliance agreements’ solutions, such commercial failure could have a material adverse effect on our business, financial condition and results of operations.

In addition, a significant strategy for our international expansion is to establish operations through strategic alliances or joint ventures, including through our WWN. These arrangements may not be successful and our relationships with our partners may not be mutually beneficial. For example, some of our WWN alliances may limit our ability to expand our international operations if one of our WWN alliances already covers a particular geography. In addition, the terms of such relationships may restrict us from doing business in certain territories other than through such alliances or ventures, and we may be restricted in our ability to terminate such arrangements quickly if they no longer prove beneficial to us. Moreover, our ownership in and control of our foreign investments may be limited by local law. If these relationships cannot be established or maintained, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to subscription and payment processing risk from our third-party vendors and any disruption to such processing systems could have a material adverse effect on our business, financial condition and results of operations.

We rely on a third-party subscription management platform to process the subscription plans and billing frequencies of our clients. In addition, we rely primarily on third parties for credit card payment processing services. If these third-party vendors were to experience an interruption, delay or outages in service and availability, we may be unable to process new and renewing subscriptions or credit card payments. Furthermore, if these third-party vendors experience a cybersecurity breach affecting data related to services provided to us, we could experience reputational damage or incur liability. Although alternative providers may be available to us, we may incur significant expense and research and development efforts to deploy any alternative providers. To the extent there are disruptions in our or third-party subscription and payment processing systems, we could experience revenue loss, accounting issues and harm to our reputation and client relationships, which could have a material adverse effect on our business, financial condition and results of operations.

Legal and Regulatory Risks

We may be unable to protect our intellectual property adequately or cost-effectively, which may cause us to lose market share or force us to reduce our prices. We also rely on trade secrets and other forms of unpatented intellectual property that may be difficult to protect.

Our success depends, in part, on our ability to protect and preserve the proprietary aspects of our technology and solutions such as our proprietary software and databases. If we are unable to protect our intellectual property, including trade secrets and other unpatented intellectual property, our competitors could use our intellectual property to market and deliver similar solutions, decreasing the demand for our solutions. We rely on the patent, copyright, trademark, trade secret and other intellectual property laws of the United States and other countries, as well as contractual restrictions, such as nondisclosure agreements, to protect and control access to our proprietary intellectual property. These measures afford limited protection, however, in particular in regard to protection of databases, and may be inadequate. Moreover, much of the data contained in our databases is not proprietary to us. We may be unable to prevent third parties from using our proprietary assets without our authorization or from breaching any contractual restrictions with us. Enforcing our rights could be costly, time-consuming, distracting and harmful to significant business relationships. Claims that a third party illegally obtained and is using trade secrets can be difficult to prove, and courts outside the United States may be less willing to protect trade secrets or other intellectual property rights. Additionally, others may independently develop non-infringing technologies that are similar or superior to ours. Any significant failure or inability to adequately protect and control our proprietary assets may harm our business and reduce our ability to compete.

We may face claims for intellectual property infringement, which could subject us to monetary damages or limit us in using some of our technologies or providing certain solutions.

There has been substantial litigation in the United States regarding intellectual property rights in the information technology industry. We may face claims that we infringe on the intellectual property rights of third parties, including the intellectual property rights of third parties in other countries, which could result in a liability to us. Historically, patent applications in the United States and some foreign countries have not been publicly disclosed until 18 months following submission of the patent application, and we may not be aware of currently filed patent applications that relate to our solutions or processes. If patents are later issued on these applications, we may be liable for infringement. In the event that claims are asserted against us, we may be required to obtain licenses from third parties (if available on acceptable terms or at all). Any such claims, regardless of merit, could be time consuming and expensive to litigate or settle, divert the attention of management and materially disrupt the conduct of our business, and we may not prevail. Intellectual property infringement claims against us could subject us to liability for damages and restrict us from providing solutions or require changes to certain solutions.

Although our policy is to obtain licenses or other rights where necessary, we may not have obtained all required licenses or rights. If a successful claim of infringement is brought against us and we fail to develop non-infringing solutions, or to obtain licenses on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various governmental regulations, laws and orders, compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.

We are subject to various government regulations, such as the FTC Act in the United States, the GDPR in the European Union, the Cyber Security Law in China and various other international, federal, state and local laws and regulations. See "Business—Regulatory Matters" for a description of select regulatory regimes to which we are subject. These laws and regulations, which generally are designed to protect the privacy of information relating to individuals and to prevent the unauthorized collection, access to and use of personal or confidential information available in the marketplace and prohibit certain deceptive and unfair acts, are complex and have tended to become more stringent over time. Further, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, several U.S. states have recently introduced and passed legislation to expand data security breach notification rules and to expand the scope of privacy protections provided. New privacy legislation that may impact Dun & Bradstreet has also been proposed internationally, including in Canada and India and a comprehensive privacy law in China. We already incur significant expenses in our attempt to ensure compliance with these laws.

As a result of the Bisnode acquisition we will be subject to additional national data protection and credit laws as well as constitutional requirements that impose additional legal requirements and until integration cannot be fully evaluated. There are also ongoing GDPR inspections by at least two Data Protection Authorities and GDPR-related litigation in Poland that may have an adverse impact on us. The effectiveness of Bisnode’s compliance controls, including third party vendor reviews also needs to be further evaluated during integration.

Some of these state laws are intended to provide consumers (including sole proprietors) with greater transparency and control over their personal data. For example, the CCPA, which became effective January 1, 2020, applies to certain businesses that collect personal information from California residents, provides for penalties for noncompliance of up to $7,500 per violation, and establishes several rights for California residents, including a right to know what personal information is being collected about them and whether and to whom it is sold, a right to access their personal information and have it deleted, a right to opt out of the sale of their personal information and a right to equal service and price regardless of exercise of these rights. In addition to the CCPA, the Office of the California Attorney General has issued multiple sets of regulations building upon the requirements of the CCPA. The effects of this legislation are far-reaching, with detailed requirements around notices for the collection, selling and sharing of personal data and data subject access rights.

The following legal and regulatory developments also could have a material adverse effect on our business, financial condition or results of operations:

•changes in cultural and consumer attitudes in favor of further restrictions on information collection use and transfer, which may lead to regulations that prevent full utilization of our solutions and impair our ability to transfer data cross-borders;
•failure of data suppliers or clients to comply with laws or regulations, where mutual compliance is required;
•failure of our solutions to comply with current laws and regulations; and
•failure to adapt our solutions to changes in the regulatory environment in an efficient, cost-effective manner. This would include the failure to adapt modifications to existing solutions, or new solutions created internally or acquired through mergers, to existing or evolving legal requirements.

Changes in applicable legislation or regulations that restrict or dictate how we collect, maintain, combine and disseminate information could have a material adverse effect on our business, financial condition or results of operations. In the future, we may be subject to significant additional expense to ensure continued compliance with applicable laws and regulations and to investigate, defend or remedy actual or alleged violations. Moreover, our compliance with privacy laws and regulations and our reputation depend in part on our clients’ and business partners’ adherence to privacy laws and regulations and their use of our solutions in ways consistent with client expectations and regulatory requirements. Businesses today are under intense scrutiny to comply with an ever-expanding and evolving set of data regulatory requirements, which can vary by geography and industry served. As such, performing adequate diligence on clients and suppliers can be cumbersome and dampen the pace of their business expansion or leave a business exposed to fines and penalties. Further, certain of the laws and regulations governing our business are subject to interpretation by judges, juries and administrative entities, creating substantial uncertainty for our business. We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business.

Current and future litigation, investigations or other actions against us could be costly and time consuming to defend.

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes, defamation claims by subjects of our reporting, employment claims made by our current or former employees and regulatory investigations or other proceedings by state and federal regulators. We responded to a second civil investigative demand from the U.S. Federal Trade Commission ("FTC") that we received in September 2019 in relation to an investigation by the FTC into potential violations of Section 5 of the FTC Act, primarily concerning our credit managing and monitoring products, such as CreditBuilder. In February 2021, we received from the FTC a draft Complaint and Agreement Containing Consent Order, which we are in the process of reviewing. This and other regulatory investigations may result in the assessment of fines for violations of laws or regulations or settlements resulting in a variety of remedies. While we have been working, and will continue to work, cooperatively with the FTC, including engaging in possible settlement negotiations, the matter is ongoing and we cannot predict the outcome at this time. See Note 8 "Contingencies" to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

We may incur material costs and expenses in connection with any investigations or claims, including but not limited to fines or penalties and legal costs, or be subject to other remedies, any of which could have a material adverse effect on our business, financial condition and results of operations. Insurance may not cover such investigations and claims, may not be sufficient for one or more such investigations and claims and may not continue to be available on terms acceptable to us. An investigation or claim brought against us that is uninsured or underinsured could result in unanticipated costs, management distraction or reputational harm, which could have a material adverse effect on our business, financial condition and results of operations.

If we experience changes in tax laws or adverse outcomes resulting from examination of our tax returns, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to federal, state and local income and other taxes in the United States and in foreign jurisdictions. From time to time U.S. federal, state, local and foreign governments make substantive changes to tax rules and the application thereof, which could result in materially different corporate taxes than would be incurred under existing tax law or interpretation and could adversely impact profitability. Governments have strengthened their efforts to increase revenues through changes in tax law, including laws regarding transfer pricing, economic presence and apportionment to determine the tax base.

Consequently, significant judgment is required in determining our worldwide provision for income taxes. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws. In addition, we are subject to the examination of our income tax returns and other tax authorities in the United States and in foreign jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes and reserves for other taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in tax laws, or challenges from tax authorities under existing tax laws could have a material adverse effect on our business, financial condition and results of operations.

Financial Risks

We have recorded a substantial amount of goodwill as a result of the Take-Private Transaction, and an economic downturn could cause the goodwill to become impaired, requiring write-downs that could have a material adverse effect on our business, financial condition, results of operations.

Goodwill recorded on our balance sheet was $2,856.2 million, or approximately 31% of our total assets, as of December 31, 2020. We are required to test goodwill and any other intangible assets with an indefinite life for possible impairment on an annual basis and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and property, plant and equipment for impairment if there are indicators of a possible impairment.

There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and property, plant and equipment. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our business, financial condition and results of operations.

Our pension plans are subject to financial market risks that could have a material adverse effect on our business, financial condition and results of operations.

We have significant pension plan assets and funding obligations. The performance of the financial and capital markets impacts our plan expenses and funding obligations. Decreases in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets will increase our funding obligations, and could have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could have a material adverse effect on our financial condition and our ability to operate our business or react to changes in the economy or our industry, prevent us from fulfilling our obligations and could divert our cash flow from operations for debt payments.

We have a substantial amount of indebtedness, which requires significant interest and principal payments. As of December 31, 2020, we had $3,281.1 million in total indebtedness outstanding, consisting of term loan borrowings (the "New Term Loan Facility") under our senior secured credit facilities (the "New Senior Secured Credit Facilities") and our senior secured and unsecured notes (the "New Notes"). In addition, subject to the limitations contained in the credit agreements governing our New Senior Secured Credit Facilities and the indentures governing our New Notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our high level of debt could increase. This substantial amount of indebtedness could have important consequences to us, including the following:

•it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding indebtedness;
•our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes may be impaired;
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes;
•we will be more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry will be more limited;
•our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of indebtedness and the restrictive covenants in our credit agreements and indentures;
•our ability to borrow additional funds or to refinance indebtedness may be limited; and
•it may cause potential or existing clients or vendors to not contract with us due to concerns over our ability to meet our financial obligations.

For additional information on our indebtedness, see Note 6 to the Consolidated Financial Statements.

Despite our indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness that may be incurred in compliance with these restrictions could be substantial. Further, the restrictions in such agreements do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined in such debt instruments.

We may be unable to service our indebtedness.

Our ability to make scheduled payments on and to refinance our indebtedness, depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors and reimbursement actions of governmental and commercial payors, all of which are beyond our control, including the availability of financing in the international banking and capital markets. Lower net revenues before provision for uncollectibles, or higher provision for uncollectibles, generally will reduce our cash flow. We may not generate sufficient cash flow from operations, realize anticipated cost savings and operating improvements or be able to borrow sufficient funds to service or refinance our indebtedness or fund our other liquidity needs.

If we are unable to meet our debt service obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our indebtedness, which could cause us to default on our debt obligations and impair our liquidity. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

Moreover, in the event of a default, the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest, if any. The lenders under the New Revolving Facility could also elect to terminate their commitments thereunder, cease making further loans, and institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation. If we breach our covenants under the credit facilities, we would be in default thereunder. The lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

The agreements governing our indebtedness impose significant operating and financial restrictions on us, which may restrict our ability to pursue our business strategies and capitalize on business opportunities.

The agreements governing our indebtedness each impose significant operating and financial restrictions on us. These restrictions limit the ability of certain of our subsidiaries to, among other things:

•incur or guarantee additional debt or issue disqualified stock or preferred stock;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge or consolidate;
•enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to the issuer or the guarantors;
•designate restricted subsidiaries as unrestricted subsidiaries; and
•transfer or sell assets.

As a result of these restrictions, we are limited as to how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants.

Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, it could have a material adverse effect on our business, financial condition and results of operations. For additional information on our indebtedness, see Note 6 to Consolidated Financial Statements.

A decline in our operating results or available cash could cause us to experience difficulties in complying with covenants contained in more than one agreement, which could result in bankruptcy or liquidation.

If we were to sustain a decline in our operating results or available cash, we could experience difficulties in complying with the financial covenant contained in our credit agreements. The failure to comply with such covenants could result in an event of default and by reason of cross-acceleration or cross-default provisions, other indebtedness may then become immediately due and payable. In addition, should an event of default occur, the lenders of such debt could elect to terminate their commitments thereunder, cease making loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may need to obtain waivers from the required lenders under our credit facilities to avoid being in default. If we breach our covenants under our credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

The interest rates of loans under our Credit Agreement are priced using a spread over LIBOR.

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate for the New Senior Secured Credit Facilities under our Credit Agreement such that the interest due to the applicable lenders with respect to a term loan or revolving loan under our New Senior Secured Credit Facilities is calculated using LIBOR plus an applicable spread above LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On November 30, 2020, the ICE Benchmark Administration Limited announced its plan to extend the cease date to compute and publish U.S. LIBOR values used by most U.S. companies from December 31, 2021 to June 30, 2023. It is unclear whether or not new methods of calculating LIBOR will be established such that it continues to exist after June 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. Dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. If LIBOR ceases to be available, we may seek to amend the Credit Agreement to replace LIBOR with a new standard to the extent one is established. At this time, due to a lack of consensus as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity, interest expense, or the value of the New Term Loan Facility or New Revolving Facility.

Risks Related to Our Company Structure

Certain of our executive officers and directors have or will have interests and positions that could present potential conflicts and demands on their time.

We are party to a variety of related party agreements and relationships with our Investor Consortium or their affiliates. Our Chief Executive Officer, Anthony M. Jabbour, also serves as the Chief Executive Officer of Black Knight, which may require him to devote a significant amount of time to Black Knight. Four of our nine directors, including Messrs. Foley, Jabbour, Hagerty and Rao also serve on the board of directors of Black Knight. Mr. Foley also serves as Chairman of the board of directors of Cannae and our director Richard N. Massey serves as Chief Executive Officer and a director of Cannae.

As a result of the foregoing, there may be circumstances where Mr. Jabbour, Mr. Foley and certain of our other directors may be subject to conflicts of interest with respect to, among other things: (i) our ongoing or future relationships with members or affiliates of the Investor Consortium, including any related party agreements; (ii) the quality, pricing and other terms associated with services that we provide to members or affiliates of the Investor Consortium, or that they provide to us, under related party agreements that we may have now or in the future; (iii) business opportunities arising for any of us, members or affiliates of the Investor Consortium; and (iv) conflicts of time with respect to matters potentially or actually involving or affecting us.

We have in place a code of conduct prescribing procedures for managing conflicts of interest. Our Chief Compliance Officer and audit committee take responsibility for the review, approval or ratification of any potential conflicts of interest transactions. Additionally, we expect that interested directors will abstain from decisions with respect to conflicts of interest as a matter of practice. However, there can be no assurance that such measures will be effective, that we will be able to resolve all potential conflicts or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with an unaffiliated third party. See Note 19 to the Consolidated Financial Statements for more information related to our related party relationships and transactions.

Future sales of our common stock in the public market could cause the market price of our common stock to decrease significantly.

Sales of substantial amounts of our common stock in the public may cause the market price of our common stock to decrease significantly.

As of February 19, 2021, our Investor Consortium collectively held 60.5% of our voting power of our common stock. We have entered into registration rights agreements with our Investor Consortium and the sellers of Bisnode (the “Bisnode holders”) that received shares on our common stock in connection with such acquisition. Under the registration rights agreements, our Investor Consortium has the right to demand that we register shares of common stock held by them under the Securities Act as well as piggyback registration rights that we include any such shares of common stock in any registration statement that we file with the SEC, subject to certain exceptions. The Bisnode holders also have piggyback registration rights similar to the Investor Consortium. If the shares of common stock held by our Investor Consortium and Bisnode holders are registered for resale pursuant to such registration rights agreements, they will be freely tradeable. In the event such registration rights are exercised and a large number of shares of our common stock are sold in the public market, such sales could reduce the trading price of our common stock.

Further, we have filed registration statements registering under the Securities Act 40,000,000 shares of common stock for issuance under our equity incentive plan and 3,000,000 shares of common stock for purchase under our employee stock purchase plan. As shares are registered, our share price could drop significantly if the holders of the newly registered shares sell them or are perceived by the market as intending to sell them. These sales, or the possibility that these sales may occur, might also make it more difficult for us to raise capital through the sale of equity securities at a time and at a price that we deem appropriate.

We do not intend to pay dividends for the foreseeable future.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. As a result of our current dividend policy, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it. Any future determination to declare and pay cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and such other factors as our board of directors deems relevant. Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization or agreements of our subsidiaries, including agreements governing our indebtedness.

Members of the Investor Consortium are party to a letter agreement pursuant to which they have agreed for a period of three years to vote all of their shares as a group in all matters related to the election of directors, including to elect five individuals to our board of directors, and it is possible the interests of the Investor Consortium may conflict with the interests of our other shareholders.

Bilcar, THL, Cannae, Black Knight and CC Capital (or their applicable affiliates) collectively held 60.5% of the voting power of our common stock as of February 19, 2021. In connection with the IPO, this group entered into a letter agreement pursuant to which they (or their applicable affiliates) agreed to vote all of their shares as a group in all matters related to the election of directors, including to elect William P. Foley, II, Richard N. Massey, Thomas M. Hagerty, Ganesh B. Rao and Chinh E. Chu to our board of directors at each of the next shareholder meetings through the 2023 shareholder meeting at which such individuals are eligible for election. As a result, it is possible that the interests of the Investor Consortium may in some circumstances conflict with our interests and the interests of our other stockholders.

We have elected to take advantage of the "controlled company" exemption to the corporate governance rules for publicly listed companies, which could make our common stock less attractive to some investors or otherwise harm our stock price.

Because we qualify as a "controlled company" under the corporate governance rules for publicly listed companies, we are not required to have a majority of our board be independent under the applicable rules of the NYSE, nor are we required to have a compensation committee or a corporate governance and nominating committee comprised entirely of independent directors, and our audit committee is not required to be comprised entirely of independent directors for a period of one year following the IPO. In light of our status as a controlled company, our board of directors, our compensation committee and corporate governance and nominating committee are not comprised solely of independent members, and our audit committee is currently comprised of a majority, but not solely, of independent directors. Accordingly, should the interests of our Investor Consortium differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for publicly-listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Our Investor Consortium can significantly influence our business and affairs and may have conflicts of interest with us in the future.

Our Investor Consortium collectively held 60.5% of the voting power of our common stock as of February 19, 2021. As a result, the members of the Investor Consortium have the ability to prevent any matter that requires the approval of stockholders, including the election of directors, mergers and takeover offers, regardless of whether others believe that approval of those matters is in our best interests.

In addition, the members of the Investor Consortium are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the members of the Investor Consortium may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as the Investor Consortium, or funds controlled by or associated with the Investor Consortium, continue to own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Investor Consortium will continue to be able to strongly influence us. Our amended and restated certificate of incorporation provides that none of the members of the Investor Consortium or any of their affiliates will have any duty to refrain from (i) engaging in a corporate opportunity in the same or similar lines of business in which we or our affiliates now engage or propose to engage or (ii) otherwise competing with us or our affiliates.

Anti-takeover protections in our amended and restated certificate of incorporation, our amended and restated bylaws or our contractual obligations may discourage or prevent a takeover of our company, even if an acquisition would be beneficial to our stockholders.

Provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as amended, as well as provisions of the Delaware General Corporation Law (the "DGCL"), could delay or make it more difficult to remove incumbent directors or could impede a merger, takeover or other business combination involving us or the replacement of our management, or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock, even if it would benefit our stockholders.

In addition, our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 25,000,000 shares of preferred stock, par value $0.001 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price, or prices and liquidation preferences of such series. The issuance of shares of preferred stock or the adoption of a stockholder rights plan may have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, agents or other stockholders.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees, agents or stockholders to us or our stockholders, (iii) action asserting a claim arising under any provision of the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware, except for, as to each of (i) through (iv) above, any action as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the personal jurisdiction of the Court of Chancery of the State of Delaware (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery of the State of Delaware within ten (10) days following such determination), in which case the United States District Court for the District of Delaware or other state courts of the State of Delaware, as applicable, shall, to the fullest extent permitted by law, be the sole and exclusive forum for any such claims. The federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any action asserting a claim arising under the Securities Act, the Exchange Act, or the rules and regulations promulgated thereunder. To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring or holding any interest in any shares of our capital stock shall be deemed to have notice of and consented to the forum provision in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with us or our directors, officers, other stockholders, or employees, which may discourage such lawsuits, make them more difficult or expensive to pursue, and result in outcomes that are less favorable to such stockholders than outcomes that may have been attainable in other jurisdictions. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

General risks

Unfavorable global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Our business is impacted by general economic conditions and trends in the United States and abroad, including the COVID-19 global pandemic. Our largest clients, and therefore our business and revenues, depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation and employment levels. In addition, a significant amount of our revenues are concentrated among certain clients and in distinct geographic regions, particularly in the United States. Our solutions are also concentrated by varying degrees across different industries, particularly financial services, technology, communications, government, retail, transportation and manufacturing. Our client base suffers when financial markets experience volatility, illiquidity and disruption, which has occurred in the past and could reoccur in the future. Accordingly, we may have difficulty collecting payment from some clients on a timely basis or at all, and we may see higher rates of bankruptcies, restructurings, dissolutions and similar events among our client base. The potential for increased and continuing disruptions going forward, present considerable risks to our business and revenue. Changes in the economy have resulted, and may continue to result in, fluctuations in volumes, pricing and operating margins for our solutions. These types of disruptions could lead to a decline in client demand for our solutions and could have a material adverse effect on our business, financial condition and results of operations.

An outbreak of disease, global or localized health pandemic or epidemic or a similar public health threat, or the fear of such an event, could have a material adverse effect on our business, financial condition and results operations.

A significant outbreak of contagious diseases in the human population, such as the COVID-19 global pandemic, could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could have an adverse effect on demand for our solutions and access to our data sources. Disruptions in the financial markets could limit the ability or willingness of our clients to extend credit to their customers or cause our clients to constrain budgets, which could adversely impact demand for our data and analytics solutions. The U.S. and other governments abroad have implemented enhanced screening, broad shelter-in-place orders and social distancing requirements, business closures, quarantine requirements and travel restrictions in connection with the COVID-19 global pandemic. In addition to governmental measures, companies, including Dun & Bradstreet, are imposing, or may impose, temporary precautionary measures intended to help minimize the risk of the virus to employees, customers and communities, including requiring that employees work remotely and restricting non-essential travel. Additionally, many businesses permanently reduced employee headcount and many others have permanently ceased operations as a result of the pandemic. Given the breadth of our data, the large number of countries the data is sourced from and system requirements necessary to process and analyze such data, many of our employees and employees of our partners have been and may continue to be limited or unable to effectively work remotely. Further, our employees travel frequently to maintain relationships with and sell our solutions to our clients. Continued mandates that employees work remotely, prolonged travel restrictions or general economic uncertainty could negatively impact our suppliers’ ability to provide us with data and services, our ability to acquire new customers and expand our offerings within existing customers, our ability to deliver or market our solutions and client demand for our solutions. The extent of the impact of the COVID-19 global pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the global pandemic, related travel advisories, business closures and quarantine or social distancing restrictions, the speed of recovery once the pandemic subsides, the impact of any resurgence of the pandemic once measures to slow the spread of the virus have been lifted and impacts to the global markets, all of which are highly uncertain and cannot be predicted. Preventing the effects from and responding to this market disruption or any other public health threat, related or otherwise, could further impact demand for our solutions and could have a material adverse effect on our business, financial condition and results of operations.

When we engage in acquisitions, investments in new businesses or divestitures of existing businesses, we will face risks that could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions are part of our growth strategy. We may acquire or make investments in businesses that offer new or complementary solutions and technologies. Acquisitions may not be completed on favorable terms and acquired assets, data or businesses may not be successfully integrated into our operations. Any acquisitions or investments will include risks commonly encountered in acquisitions of businesses, including:

•failing to achieve the financial and strategic goals for the acquired business;
•paying more than fair market value for an acquired company or assets;
•failing to integrate the operations and personnel of the acquired businesses in an efficient and timely manner;
•disrupting our ongoing businesses;
•distracting management focus from our existing businesses;
•acquiring unanticipated liabilities;
•failing to retain key personnel;
•incurring the expense of an impairment of assets due to the failure to realize expected benefits;
•damaging relationships with employees, clients or strategic partners;
•diluting the share value of existing stockholders; and
•incurring additional debt or reducing available cash to service our existing debt.

Any divestitures will be accompanied by the risks commonly encountered in the sale of businesses, which may include:

•disrupting our ongoing businesses;
•reducing our revenues;
•losing key personnel;
•distracting management focus from our existing businesses;
•indemnification claims for breaches of representations and warranties in sale agreements;
•damaging relationships with employees and clients as a result of transferring a business to new owners; and
•failure to close a transaction due to conditions such as financing or regulatory approvals not being satisfied.

These risks could have a material adverse effect on our business, financial condition and results of operations, particularly if they occur in the context of a significant acquisition or divestiture. Acquisitions of businesses having a significant presence outside the United States will increase our exposure to the risks of conducting operations in international markets.

We are subject to losses from risks for which we do not insure.

For certain risks, we do not maintain insurance coverage because of cost and/or availability. Because we retain some portion of insurable risks, and in some cases retain our risk of loss completely, unforeseen or catastrophic losses in excess of insured limits could have a material adverse effect on our business, financial condition and results of operations.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. Pursuant to our amended and restated

certificate of incorporation, our directors will not be liable to us or any stockholders for monetary damages for any breach of fiduciary duty, except (i) for acts that breach his or her duty of loyalty to the company or its stockholders, (ii) for acts or omissions without good faith or involving intentional misconduct or knowing violation of the law, (iii) pursuant to Section 174 of DGCL or (iv) for any transaction from which the director derived an improper personal benefit. The bylaws also require us, if so requested, to advance expenses that such director or officer incurred in defending or investigating a threatened or pending action, suit or proceeding, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

We may not be able to attract and retain the skilled employees that we need to support our business.

Our success depends on our ability to attract and retain experienced management, sales, research and development, analytics, software engineers, data scientists, marketing and technical support personnel. If any of our key personnel were unable or unwilling to continue in their present positions, it may be difficult to replace them and our business could be seriously harmed. If we are unable to find qualified successors to fill key positions as needed, our business could be seriously harmed. The complexity of our solutions requires trained client service and technical support personnel. We may not be able to hire and retain such qualified personnel at compensation levels consistent with our compensation structure. Some of our competitors may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expense replacing employees and our ability to provide quality solutions could diminish, which could have a material adverse effect on our business, financial condition and results of operations.

Our senior leadership team is critical to our continued success, and the loss of such personnel could have a material adverse effect on our business, financial condition and results of operations.

Our future success substantially depends on the continued service and performance of the members of our senior leadership team. These personnel possess business and technical capabilities that are difficult to replace. If we lose key members of our senior management operating team or are unable to effect smooth transitions from one executive to another as part of our succession plan, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this could have a material adverse effect on our business, financial condition and results of operations.

Certain estimates of market opportunity, forecasts of market growth and our operating metrics included in this Form 10-K may prove to be inaccurate.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Form 10-K relating to the size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasted in this prospectus, our business could fail to grow at similar rates, if at all. For more information regarding the estimates of market opportunity and the forecasts of market growth included in this 10-K, see "Business—Our Market Opportunity."

The price of our common stock may be volatile and you could lose all or part of your investment.

Securities markets worldwide have experienced in the past, and are likely to experience in the future, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock, regardless of our results of operations. The trading price of our common stock is likely to be highly volatile and could be subject to wide price fluctuations in response to various factors, including, among other things, the risk factors described herein and other factors beyond our control. Factors affecting the trading price of our common stock could include:

•our operating performance and the performance of our competitors and fluctuations in our operating results;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•announcements by us or our competitors of new products, services, strategic investments or acquisitions;
•actual or anticipated variations in our or our competitors’ operating results, and our and our competitors’ growth rates;
•failure by us or our competitors to meet analysts’ projections or guidance that we or our competitors may give the market;
•changes in laws or regulations, or new interpretations or applications of laws and regulations,that are applicable to our business;
•changes in accounting standards, policies, guidance, interpretations or principles;
•the arrival or departure of key personnel;
•the number of shares to be publicly traded;

•future sales or issuances of our common stock, including sales or issuances by us, our officers or directors and our significant stockholders;
•general economic, market and political conditions (such as the effects of the recent COVID-19global pandemic); and
•other developments affecting us, our industry or our competitors.

These and other factors may cause the market price and demand for shares of our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock sometimes have instituted securities class action litigation against the company that issued the stock. Securities litigation against us, regardless of the merits or outcome, could result in substantial costs and divert the time and attention of our management from our business, which could have a material adverse effect on our business, financial condition and results of operations.

If securities or industry analysts do not publish research or reports about our business or publish inaccurate or negative reports, our stock price could decline.

The trading market for our common stock may be influenced in part by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If one or more of these analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors, publish inaccurate or unfavorable research about our business or cease coverage of our company, we could lose visibility in the financial markets, which in turn could cause our stock price and trading volume to decline.

As a public company, we may expend additional time and resources to comply with rules and regulations that did not previously apply to us, and failure to comply with such rules may lead investors to lose confidence in our financial data.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations of the NYSE. We have established and may establish in the future additional procedures and practices required as a public company. Establishing such procedures and practices may increase our legal, accounting and financial compliance costs, may make some activities more difficult, time-consuming and costly and could be burdensome on our personnel, systems and resources. We will devote significant resources to address these public company requirements, including compliance programs and investor relations, as well as our financial reporting obligations. As a result, we have and will continue to incur significant legal, accounting and other expenses that we did not previously incur to comply with these rules and regulations. Furthermore, the need to maintain the corporate infrastructure necessary for a public company may divert some of management’s attention from operating our business and implementing our strategy. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we may incur significant costs in order to comply with these requirements.

In particular, as a public company, our management is required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls in our annual reports on Form 10-K. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting beginning with our annual report on Form 10-K for the year ending December 31, 2021. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our registered public accounting firm is unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Item 2. Properties

Effective January 1, 2021, we moved our corporate office to 101 John F. Kennedy Parkway, Short Hills, New Jersey 07078, in a property that we lease. This property also serves as our executive offices. This lease expires on March 31, 2023, with two five year renewal options. As of December 31, 2020, we lease space in 46 other locations, including Center Valley, Pennsylvania, Austin, Texas, Paddington, England and Dublin, Ireland. These locations are geographically distributed worldwide to meet sales and operating needs. In November 2020, we decided to change our workforce model in the United States and certain international markets. As a result, only a small portion of our employees will return full time in the office when conditions allow. Most of our employees will be on either a hybrid work from home schedule or complete work from home schedule. We intend to sublease most of the vacated office spaces.

Item 3. Legal Proceedings

General

In the ordinary course of business, we are involved in various pending and threatened litigation and regulatory matters related to our operations, some of which include claims brought by our clients in connection with commercial disputes, defamation claims by subjects of our reporting and employment claims made by our current or former employees. From time to time, we also receive requests for information from various state and federal regulatory authorities, some of which may result in the assessment of fines for violations of regulations or settlements with such authorities requiring a variety of remedies.

On a regular basis we accrue reserves for these claims based on our historical experience and our ability to reasonably estimate and ascertain the probability of any liability. See Note 8 "Contingencies", to the Consolidated Financial Statements included in Item 8 of Part II of this Report, which is incorporated by reference into this Part I, Item 3.

Environmental Matter

In March of 2011, we received a Request for Information from the Environmental Protection Agency ("EPA"), regarding our former printing facility located along the Gowanus Canal. The facility was operated by us as a printing plant between 1914 and 1966, at which time we sold it. In 2010, the adjacent Gowanus Canal was identified by the EPA as a Superfund site under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), to be cleaned and restored. On September 30, 2013, the EPA issued its Record of Decision. The EPA's cost demand to all contributors seeks recovery in two phases, the Remedial Design phase and the implementation of the Remedial Action phase. On March 24, 2014, the EPA issued a Unilateral Administrative Order ("UAO") to 27 potentially responsible parties ("PRPs"), including us, directing the PRPs to perform work at the Gowanus Canal Superfund Site. D&B denied liability, reserved rights and indicated that we will cooperate with the EPA and comply with the UAO. Following an allocation proceeding for the Remedial Design portion of the work, in which certain PRPs participated, the allocator issued an allocation decision issued on February 28, 2019, in which we were allocated a 0.407% share of the cost of remediation. On April 11, 2019, the EPA issued another UAO to D&B and other PRPs for certain work. D&B again denied liability, reserved rights and indicated that we will cooperate with the EPA and comply with the UAO. On January 28, 2020, EPA issued a UAO to six PRPs ordering completion of Remedial Action for the upper portions of the Canal. D&B was not included in the UAO. On November 16, 2020, EPA issued a news release increasing the estimated cost of the overall cleanup plan for the Gowanus Canal to be over $1.5 billion. However, EPA did not provide information to support this cost estimate. We have accrued total liabilities of approximately $6.1 million in connection with the remediation through December 31, 2020, but the total cost or range of costs associated with this matter, including potential future costs related to natural resource damages, cannot be determined at this time.

Item 4. Mine Safety Disclosures
Not Applicable

Part II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Shares of our common stock are listed on the New York Stock Exchange ("NYSE") and trade under the symbol "DNB" since the initial public offering of our common stock on July 1, 2020. Prior to that time, there was no public market for our shares.
Holders of Record
As of February 19, 2021, the closing price of our common stock on the NYSE was $23.54 per share and we had 75 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None
Issuer Purchases of Equity Securities
None
Within 120 days after the close of our fiscal year, we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A of the Exchange Act, which will include information concerning securities authorized for issuance under our equity compensation plans and other matters required by Items 10 through 14 of Part III of this Report.
Cumulative Stock Performance Graph

This performance graph shall not be deemed "soliciting material" or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Dun and Bradstreet Holdings, Inc. under the Securities Act.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the Russell 1000 Index. The graph assumes $100 was invested at the market close on July 1, 2020, which was the first day our common stock began trading on the NYSE. Data for the S&P 500 Index and the Russell 1000 Index assume reinvestment of dividends. The offering price of our common stock in our IPO, which had a closing stock price of $25.35 on July 1, 2020, was $22.00 per share. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6. Selected Financial Data

The following table presents our selected historical consolidated financial data and operating statistics. The consolidated statement of operations data for the Successor year ended December 31, 2020, the Successor period from January 1 to December 31, 2019, the Predecessor period from January 1 to February 7, 2019 and the Predecessor year ended 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements included elsewhere herein. The statement of operations data for the Predecessor years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from our consolidated financial statements not included elsewhere herein.

	Successor		Predecessor
(Amounts in millions, except per share data)	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Statement of Operations Data:
Revenue(1)	$1,738.1	$1,413.9	$178.7	$1,716.4	$1,742.5	$1,703.7
Operating costs	545.6	448.5	56.7	563.4	573.3	542.6
Selling and administrative expenses(2)	557.8	651.2	122.4	610.0	672.4	711.2
Depreciation and amortization(3)	536.9	482.4	11.1	88.7	79.7	68.6
Restructuring charge	34.8	51.8	0.1	25.4	32.1	22.1
Operating costs	1,675.1	1,633.9	190.3	1,287.5	1,357.5	1,344.5
Operating income (loss)	63.0	(220.0)	(11.6)	428.9	385.0	359.2
Interest income	0.8	2.4	0.3	1.9	1.6	1.8
Interest expense	(271.1)	(303.5)	(5.5)	(54.4)	(59.7)	(53.1)
Other income (expense) - net	(12.0)	(154.8)	(86.0)	(3.3)	(4.2)	(104.3)
Non-operating income (expense) - net	(282.3)	(455.9)	(91.2)	(55.8)	(62.3)	(155.6)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(219.3)	(675.9)	(102.8)	373.1	322.7	203.6
Less: provision (benefit) for income taxes	(110.5)	(118.2)	(27.5)	81.6	179.7	99.9
Equity in net income of affiliates	2.3	4.2	0.5	2.8	2.8	2.8
Net income (loss)	(106.5)	(553.5)	(74.8)	294.3	145.8	106.5
Less: net (income) loss attributable to the non-controlling interest	(5.0)	(6.5)	(0.8)	(6.2)	(4.1)	(5.0)
Less: Dividends allocated to preferred stockholders	(64.1)	(114.0)	—	—	—	—
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(175.6)	$(674.0)	$(75.6)	$288.1	$141.7	$101.5
Basic earnings (loss) per share of common stock:
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(0.48)	$(2.14)	$(2.04)	$7.76	$3.84	$2.78
Diluted earnings (loss) per share of common stock:
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(0.48)	$(2.14)	$(2.04)	$7.72	$3.81	$2.76
Weighted average number of shares outstanding-basic	367.1	314.5	37.2	37.1	36.9	36.5
Weighted average number of shares outstanding-diluted	367.1	314.5	37.2	37.3	37.2	36.8
(1)On January 1, 2018, we adopted Topic 606 for revenue recognition accounting. Revenue prior to January 1, 2018 was accounted for based on Topic 605 accounting.
(2)Includes transaction costs of $147.4 million and $52.0 million directly attributable to the Take‑Private Transaction for the Successor period from January 1, 2019 to December 31, 2019 and the Predecessor period from January 1, 2019 to February 7, 2019, respectively. In addition, for the Predecessor period from January 1, 2019 to February 7, 2019, we incurred $10.4 million to accelerate the vesting of equity‑based grants as a result of the Take‑Private Transaction.
(3)Higher amortization expenses for the Successor period from January 1, 2019 to December 31, 2019 was primarily due to the application of purchase accounting resulting in higher amortization associated with recognized intangible assets in connection with the Take‑Private Transaction.

	Successor		Predecessor

	December 31,		December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data(4)(5):
Cash and cash equivalents	$354.5	$98.6	$90.2	$442.4	$352.6
Total assets	$9,219.4	$9,112.8	$1,820.9	$2,480.9	$2,209.2
Total debt (current and long-term)	$3,281.1	$3,900.8	$1,136.6	$1,678.1	$1,617.0
(4)A balance sheet is not presented as of February 7, 2019. See Note 15 to the consolidated financial statements for purchase price allocation in connection with the Take‑Private Transaction.

(5)On January 1, 2019, we adopted Topic 842. As a result, we recognized all operating leases as right of use assets and lease liabilities on the balance sheet effective January 1, 2019. Leases were accounted for based on Topic 840 prior to January 1, 2019.

	Successor		Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$195.6	$(63.0)	$(65.4)	$325.4	$286.5	$322.7
Net cash provided by (used in) investing activities	$(134.3)	$(6,154.6)	$(5.3)	$(65.3)	$(206.6)	$(58.1)
Net cash provided by (used in) financing activities	$189.3	$6,321.8	$96.9	$(609.7)	$(18.8)	$(224.9)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Dun & Bradstreet Holdings, Inc.’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts in tables are in millions. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. See "Forward-Looking Statements" and "Item 1A.—Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.

Overview

Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Our mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed our trusted, end-to-end solutions into their daily workflows to inform commercial credit decisions, confirm suppliers are financially viable and compliant with laws and regulations, enhance salesforce productivity and gain visibility into key markets. Our solutions support our clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes.
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
We leverage these differentiated capabilities to serve a broad set of clients across multiple industries and geographies. As of December 31, 2020, we have a global client base of approximately 137,000, including some of the largest companies in the world. Covering nearly all industry verticals, including financial services, technology, communications, government, retail, transportation and manufacturing, our data and analytics support a wide range of use cases. In terms of our geographic footprint, we have an industry-leading presence in North America, a growing presence in the United Kingdom, Ireland, India and Greater China through our majority or wholly-owned subsidiaries and a broader global presence through our Worldwide Network alliances ("WWN alliances"). On January 8, 2021, we acquired Bisnode Business Information Group AB ("Bisnode") and expect the acquisition to position us to expand across Europe, increase our client base, and expand and enhance our constantly expanding business database, known as our "Data Cloud".
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
Factors Affecting our Results of Operations

Economic Conditions

Our business is impacted by general economic conditions. For example, in the event of a difficult economy, such as the one we are experiencing as a result of the global coronavirus ("COVID-19") pandemic, the probability of businesses, including the businesses of our clients, becoming insolvent increases. Disruptions in the financial markets could limit the ability or willingness of our clients to extend credit to their customers or cause our clients to constrain budgets, which could adversely impact demand for our data and analytics solutions. Further, continuing mandates that employees work remotely, prolonged travel restrictions or general economic uncertainty could negatively impact our suppliers’ ability to provide us with data and services, our ability to deliver or market our solutions, our ability to acquire new customers or expand our services with existing customers and client demand for our solutions. In contrast, during such times the need for better insights related to the extension of credit is magnified, and we believe our Finance & Risk solutions become even more critical to our clients. The impacts of a weakened economy on our business, financial condition and results operations, especially as it relates to the COVID-19 global pandemic, is highly uncertain and cannot be predicted. See "Item 1A. Risk Factors".

Regulatory Requirements

In recent years, there has been an increased legislative and regulatory focus on data privacy practices. As a result, federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the California Consumer Privacy Act of 2018 ("CCPA"), which became effective January 1, 2020. The CCPA applies to certain businesses that collect personal information from California residents, and bestows broad rights on individuals, including a right to know what personal information is being collected about them and whether and to whom it is sold, a right to access their personal information and have it deleted, a right to opt out of the sale of their personal information and a right to equal service and price regardless of exercise of these rights. This has led businesses to seek data providers and solutions that assist them in satisfying their regulatory compliance obligations in the face of a changing regulatory environment. We have developed solutions that comply with this need, which may result in additional revenues. See "Business—Regulatory Matters" in Item 1.

Acquisitions

On March 11, 2020, we acquired substantially all of the assets of coAction.com. coAction.com is a leader in revenue cycle management in the order-to-cash process, serving mid to large size companies across multiple industries. The results of coAction.com, which are not material, have been included in our North America segment from the date of the acquisition.

On January 7, 2020, we acquired a 100% ownership interest in Orb Intelligence ("Orb"). Orb is a prominent digital business identity and firmographic data provider, which allows us to better capture the digital footprint of businesses as well as the digital exhaust that businesses generate. The results of Orb, which are not material, have been included in our North America segment from the date of the acquisition.

On July 1, 2019, we acquired a 100% ownership interest in Lattice Engines, Inc. ("Lattice"). Lattice is a leading artificial intelligence powered customer data platform, enabling B2B organizations to scale their account-based marketing and sales programs across every channel. The results of Lattice, which are not material, have been included in our North America segment since the date of the acquisition.

Recent Developments
Bisnode Acquisition
On January 8, 2021, we acquired 100% ownership of Bisnode, a leading European data and analytics firm and long-standing member of the Dun & Bradstreet WWN alliances, for a total purchase price of $805.8 million. The transaction closed with a combination of cash of $646.9 million and 6,237,087 newly issued shares of common stock in a private placement valued at $158.9 million based on the stock closing price on January 8, 2021, Upon the close of the transaction, we settled a zero-cost foreign currency collar and received $21.0 million, which reduced our net cash payment for the acquisition. We expect the acquisition to position us to expand across Europe, increase our client base, and expand and enhance our Data Cloud.
Initial Public Offering ("IPO") and Private Placement
On July 6, 2020, we completed an IPO of 90,047,612 shares of our common stock, par value $0.0001 per share at a public offering price of $22.00 per share. Immediately subsequent to the closing of the IPO, a subsidiary of Cannae Holdings, a subsidiary of Black Knight and affiliates of CC Capital purchased from us in a private placement $200.0 million, $100.0 million and $100.0 million, respectively, of our common stock at a price per share equal to 98.5% of the IPO price, or $21.67 per share. We issued 18,458,700 shares of common stock in connection with the private placement. A total of 108,506,312 shares of common stock were issued in the IPO and concurrent private placement for gross proceeds of $2,381.0 million. See Note 2 to the consolidated financial statements for further discussion, regarding the use of proceeds.
COVID-19 Impact
The COVID-19 pandemic has caused disruptions in supply chains, affecting workforce, production and sales across the world, leading to disruptions and volatility in the global financial markets and economy. Further discussion regarding the impact of the pandemic to our operations for the year ended December 31, 2020 is provided within this MD&A section. However, there is considerable continuing uncertainty regarding the extent of the impact and the duration of the pandemic. The extent of the ultimate impact of COVID-19 on our operational and financial performance depends on the effect on our clients and vendors, all of which are uncertain at this time and cannot be predicted.
Since March 2020, substantially all of our employees have been working from home. We are following the requirements and protocols published by the U.S. Centers for Disease Control, the World Health Organization and country, state and local governments. We continue to serve our clients with the high level of service they have come to expect from us. Our transition to working from home has been successful and has not significantly affected our operations. In November 2020, we decided to change our workforce model in the United States and certain international markets effective December 31, 2020. As a result, only a small portion of our employees will return full time in the office when conditions allow. Most of our employees will be on either a hybrid work from home schedule or complete work from home schedule. We intend to sublease most of the vacated office spaces. This change allows us to configure a more flexible work and work location strategy.

While our results of operations, financial condition, and cash flows for the year ended December 31, 2020 have not been materially affected, our usage-based solutions across our Finance & Risk business and certain of our Sales and Marketing products and international markets have been impacted by COVID-19 as discussed further within the revenue section of the MD&A. In addition, we are experiencing longer collection cycles for certain groups of customers. As a result, we considered our current expectations of future economic conditions, including the impact of COVID-19, when estimating our allowance for doubtful accounts. We made an immaterial increase to our allowance for doubtful accounts as of December 31, 2020, as a result of our current estimate of the impact COVID-19 will have on the collectability of our accounts receivable.

Given the economic conditions, we continue to carefully monitor the COVID-19 pandemic and its impact on our business including, but not limited to, implementing additional operational processes to monitor customer sales and collections, taking precautionary measures to ensure sufficient liquidity and adjusting operations to ensure business continuity. While our productivity and financial performance for the year ended December 31, 2020 have not been impacted materially by the pandemic, the ultimate impact will be difficult to predict and depends on, among many factors, the duration of the pandemic and its ultimate impact to our customers, vendors, and the financial markets.
In response to liquidity issues that businesses are facing as a result of the COVID-19 pandemic, The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act” or “Act”) was signed into law on March 27, 2020 by the U.S. government. On December 27, 2020, Consolidated Appropriations Act, 2021 ("CAA") was signed into law providing for additional COVID-19 focused relief. Among other reliefs, the Act provides assistance to businesses through the modification of rules related to net operating losses and interest expense deductions. Many of these modifications are designed to provide critical cash flow and liquidity to businesses during the COVID-19 pandemic, including allowing the amendment of prior tax returns to obtain tax refunds. The Act also allows for the deferral of 2020 employer FICA payroll taxes to 2021 and 2022 as well as delaying any federal tax payments due April 15, 2020 and June 15, 2020 until July 15, 2020. The Company utilized the relief opportunities provided by the Act. The application of the Act will result in a net cash benefit of $98.4 million, of which $57.8 million is reflected in our effective tax rate for the year ended December 31, 2020. We have also deferred 2020 FICA payroll tax payments of approximately $9 million, with half due at the end of 2021 and the remaining half at the end of 2022. We don't expect significant benefits associated with CAA.
Recently Issued Accounting Standards
See Note 3 to the Consolidated Financial Statements for disclosure of the impact that recent accounting pronouncements may have on the Consolidated Financial Statements.

Critical Accounting Policies and Estimates
In preparing our consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to the consolidated financial statements. Of those policies, we consider the policies described below to be critical because they are both most important to the portrayal of our financial condition and results, and they require management’s subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
If actual results in a given period ultimately differ from previous estimates, the actual results could have a material impact on such period.

Revenue Recognition
We recognize revenues in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). Application of the various accounting principles related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex arrangements with non-standard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including whether multiple goods and services in the contract are each separate performance obligations. Other judgments include determining whether we are acting as the principal in a transaction, primarily as it relates to transactions with alliances and partners, and whether separate contracts with the same client entered into at or about the same time should be combined into a single contract. We also use judgment to assess whether it is probable we will collect the consideration to which we will be entitled in exchange for the goods or services transferred. We base our judgment on the client’s ability and intention to pay that amount of consideration when it falls due which includes an assessment of their historical payment experience, credit risk indicators and the market and economic conditions affecting the client.
We allocate the transaction price to each performance obligation deliverable based on the relative standalone selling price basis. When the standalone selling price is not directly observable from actual standalone sales, we estimate a standalone selling price making maximum use of any observable data and estimates of what a client in the market would be willing to pay for those goods or services.
Pension and Postretirement Benefit Obligations
Our defined-benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions. For each plan, the most significant assumptions include an expected long-term rate of return on plan assets, a discount rate, mortality rates of participants and expectation of mortality improvement.
The expected long-term rate of return on the plan assets that is utilized in determining pension expense is derived based on target asset allocation as well as expected returns on asset categories of plan investments. For the U.S. Qualified Plan, our most significant pension obligation, the long-term rate of return assumption was 6.50% for 2020 and 7.00% for each of

2019 and 2018. For 2021, we will use a long-term rate of return of 6.00%. The 6.00% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2020, the U.S.Qualified Plan was 61% invested in return-seeking assets and 39% invested in liability-hedging assets.
Another key assumption is the discount rate, which is used to measure the present value of pension plan obligations and postretirement health care obligations. The discount rates are derived using a yield curve approach which matches projected plan benefit payment streams with bond portfolios, reflecting actual liability duration unique to our plans. We use the Spot Rate Approach to measure service and interest cost components of net periodic benefit costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe this approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve.
Mortality assumptions are used to estimate life expectancy of plan participants, determining projected pension obligations and the period over which retirement plan benefits are expected to be paid. For our U.S. plans mortality assumptions, we used PRI 2012 mortality table (“PRI-2012”) at December 31, 2020 and 2019, together with mortality improvement projection scales MP-2020 and MP-2019, respectively. At December 31, 2020, the adoption of the updated mortality improvement scale MP-2020 resulted in a reduction of the projected benefit obligations for the U.S. plans of approximately $11 million. At December 31, 2019, the adoption of the updated mortality table PRI-2012 and MP-2019 improvement projection scales (from RP-2014 and MP-2018) resulted in a reduction of the projected benefit obligations for the U.S. plans of approximately $43 million.
Changes in the above key assumptions for our global pension plans would have the following effects to our pension obligations at December 31, 2020 (amounts in millions):

	Long-Term Rate of Return		Discount Rate
	25 Basis Points		25 Basis Points
	Increase	Decrease	Increase	Decrease
Increase (decrease) in pension cost	$(3.7)	$3.7	$(1.3)	$1.1
Increase (decrease) in pension obligation	$—	$—	$57.9	$(60.5)

We believe that the assumptions used are appropriate, though changes in these assumptions would affect our pension and other postretirement obligations and benefit costs.
See Note 10 to the consolidated financial statements for more information regarding costs of, and assumptions for, our pension and postretirement benefit obligations and costs.

Goodwill and Other Intangible Assets

As of December 31, 2020 and 2019, our consolidated balance sheet included goodwill of $2,856.2 million and $2,840.1 million, respectively. Goodwill represents the excess of the purchase consideration over the fair value of assets and liabilities of businesses acquired. Goodwill is not subject to regular periodic amortization. Instead, the carrying amount of goodwill is tested for impairment at least annually at December 31, and between annual tests if events or circumstances warrant such a test.
We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment which is a business and for which discrete financial information is available and reviewed by a segment manager. At December 31, 2020 and 2019, our reporting units are Finance & Risk and Sales & Marketing within the North America segment, and the United Kingdom, Greater China, India and our WWN alliances within the International segment.
We record goodwill impairment charges if a reporting unit’s carrying value exceeds its fair value. The impairment charge is also limited to the amount of goodwill allocated to the reporting unit. An impairment charge, if any, is recorded as an operating expense in the period that the impairment is identified.
For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. Alternatively, we may elect to proceed directly to the quantitative goodwill impairment test.

For the qualitative goodwill impairment test, we analyze actual and projected reporting unit growth trends for revenue and profits, as well as historical performance. We also assess critical factors that may have an impact on the reporting units, including macroeconomic conditions, market-related exposures, regulatory environment, cost factors, changes in the carrying amount of net assets, any plans to dispose of all or part of the reporting unit, and other reporting unit specific factors such as changes in key personnel, strategy, customers or competition.
For quantitative goodwill impairment test, we determine the fair value of our reporting units based on the market approach and also in certain instances using the income approach to further validate our results. Under the market approach, we estimate the fair value based on market multiples of current year EBITDA, adjusted as necessary for non-recurring items, for each individual reporting unit. We use judgment in identifying the relevant comparable company market multiples (i.e., recent divestitures/acquisitions, facts and circumstances surrounding the market, dominance, growth rate, etc.). For income approach, we use the discounted cash flow method to estimate the fair value of a reporting unit. The projected cash flows are based on management’s most recent view of the long-term outlook for each reporting unit. Factors specific to each reporting unit could include revenue growth, profit margins, terminal value, capital expenditure projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management.
Our determination of EBITDA multiples and projected cash flows are sensitive to the risk of future variances due to market conditions as well as business unit execution risks. Management assesses the relevance and reliability of the multiples and projected cash flows by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows, recent market transactions involving comparable businesses and other data. EBITDA multiples and projected cash flows can also be significantly impacted by the future growth opportunities for the reporting unit as well as for the Company itself, general market and geographic sentiment and pending or recently completed merger transactions.
Consequently, if future results fall below our forward-looking projections for an extended period of time, the results of future impairment tests could indicate that impairment exists. Although we believe the multiples of EBITDA in our market approach and the projected cash flows in our income approach are reasonable assumptions about our business, a significant increase in competition or reduction in our competitive capabilities could have a significant adverse impact on our ability to retain market share and thus on the projected values for our reporting units.
When applicable, as a reasonableness check, we reconcile the estimated fair values derived in the valuations for the total Company based on the individual reporting units to our total enterprise value (calculated by multiplying the closing price of our common stock by the number of shares outstanding at that time, adjusted for the value of our debt).
For 2020 and 2019, we performed the qualitative test for each of our reporting units and the results of our tests indicated that it was not more likely than not that the goodwill in any reporting unit was impaired.
Indefinite-lived intangibles other than goodwill are also assessed annually for impairment at December 31, or, under certain circumstances which indicate there may be an impairment. An impairment loss is recognized if the carrying value exceeds the fair value. The estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets. We perform both qualitative and quantitative impairment tests to compare the fair value of the indefinite-lived intangible asset with its carrying value. We perform a qualitative impairment test based on macroeconomic and market conditions, industry considerations, overall performance and other relevant factors. We may also perform a quantitative impairment test primarily using an income approach based on projected cash flows.
No impairment charges related to goodwill and indefinite-lived intangibles have been recognized for the year ended December 31, 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to February 7, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor).

Stock-Based Compensation
Stock-based compensation expense is recognized over the award’s vesting period on a straight-line basis. The compensation expense is determined based on the grant date fair value. For profit interests and stock option grants, we determine the grant date fair value using the Black Scholes valuation model. During the period subsequent to the Take-Private Transaction and prior to the IPO, our stock was not publicly traded. We did not have a history of market prices for our common stock. Thus, estimating grant date fair value for awards primarily granted in 2019 required us to make assumptions including stock price, expected time to liquidity, expected volatility and discount for lack of marketability. The fair value of the underlying shares and unit grants was determined contemporaneously with the grants.
For our 2019 grants, we determined stock price per unit equal to the closing price of our Class A equity unit price on February 8, 2019, also the closing date of the Take-Private Transaction. Approximately 94% of the units issued in 2019 were granted in February 2019 and March 2019 and almost all of the remaining units were granted by June 2019. As these grant dates were shortly after the Take-Private Transaction closed on February 8, 2019 and there was no indication that the value of our Company changed, we believe it was reasonable to assume the Take-Private Transaction date price approximated the fair value of the enterprise value on each of the grant dates.
For the expected time to liquidity assumption, management estimated, on the valuation date, the earliest expected change of control or liquidity event was approximately three and half years. The estimate was based on available facts and circumstances on the valuation date, such as our performance and outlook, investors’ strategy and need for liquidity, market conditions, and our financing needs, among other considerations.
For the expected volatility assumption, we utilized the observable data of a group of similar public companies ("peer group") to develop our volatility assumption. The expected volatility of our stock was determined based on the range of the measure of the implied volatility and the historical volatility for our peer group of companies, re-levered to reflect our capital structure and debt, for a period which is commensurate with the expected holding period of the units. Based on this analysis, our weighted average expected volatility rate was 43.9% for the 2019 profit interest grants.
All other assumptions remaining constant, the increase or decrease in the expected time to liquidity of six months would have the effect of increasing or decreasing both our 2020 and 2019 annual compensation cost by approximately $4 million.
All other assumptions remaining constant, a decrease in the expected volatility of 10% would have the effect of decreasing both our 2020 and 2019 compensation expense by approximately $2 million, while an increase in the volatility of 10% would have the effect of increasing both our 2020 and 2019 annual compensation cost by approximately $4 million.
We recognize forfeitures and the corresponding reductions in expense as they occur.
Our stock-based compensation programs are described more fully in Note 11 to the consolidated financial statements.
Fair Value Measurements
Assets and liabilities are subject to fair value measurements in certain circumstances, including purchase accounting applied to assets and liabilities acquired in a business combination and long-lived assets that are written down to fair value when they are impaired. Upon the completion of an acquisition, we identify the acquired assets and liabilities, including intangible assets and estimate their fair values. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. The determination of fair value often involves significant judgments about assumptions such as determining an appropriate discount rate that factors in both risk and liquidity premiums, identifying the similarities and differences in market transactions, weighting those differences accordingly and then making the appropriate adjustments to those market transactions to reflect the risks specific to the asset or liability being valued. Fair value measurements also require us to project our future cash flows based on our business plans and outlook which can be significantly impacted by our future growth opportunities, general market and geographic sentiment. See Notes 11, 13, 15, 16 and 22 to the consolidated financial statements for further information on fair value measurements and acquisitions.

Income Taxes

As of December 31, 2020 and 2019, our consolidated balance sheet included non-current deferred tax liabilities of $1,105.0 million and $1,233.5 million, respectively. We are subject to income taxes in the United States and many foreign jurisdictions. In determining our consolidated provision for income taxes for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the determination of the recoverability of certain deferred tax assets and the calculation of certain tax liabilities, which arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating losses.
In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, as applicable, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.
We currently have recorded valuation allowances in certain jurisdictions that we will maintain until it is more likely than not the deferred tax assets will be realized. Our income tax expense recorded in the future may be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance could result in additional income tax expense in such period and could have a significant impact on our future earnings.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management records the effect of a tax rate or law change on our deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Key Metrics
In addition to reporting GAAP results, we evaluate performance and report our results on the non-GAAP financial measures discussed below. We believe that the presentation of these non-GAAP measures provides useful information to investors and rating agencies regarding our results, operating trends and performance between periods. These non-GAAP financial measures include adjusted revenue, adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA"), adjusted EBITDA margin and adjusted net income. Adjusted results are non-GAAP measures that adjust for the impact due to purchase accounting application and divestitures, restructuring charges, equity-based compensation, acquisition and divestiture-related costs (such as costs for bankers, legal fees, due diligence, retention payments and contingent consideration adjustments) and other non-core gains and charges that are not in the normal course of our business (such as gains and losses on sales of businesses, impairment charges, effect of significant changes in tax laws and material tax and legal settlements). We exclude amortization of recognized intangible assets resulting from the application of purchase accounting because it is non-cash and not indicative of our ongoing and underlying operating performance. Recognized intangible assets arise from acquisitions, or primarily the Take-Private Transaction. We believe that recognized intangible assets by their nature are fundamentally different from other depreciating assets that are replaced on a predictable operating cycle. Unlike other depreciating assets, such as developed and purchased software licenses or property and equipment, there is no replacement cost once these recognized intangible assets expire and the assets are not replaced. Additionally, our costs to operate, maintain and extend the life of acquired intangible assets and purchased intellectual property are reflected in our operating costs as personnel, data fee, facilities, overhead and similar items. Management believes it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation. Amortization of recognized intangible assets will recur in future periods until such assets have been fully amortized. In addition, we isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both after and before the effects of foreign exchange rate changes. The change in revenue performance attributable to foreign currency rates is determined by converting both our prior and current periods’ foreign currency revenue by a constant rate. As a result, we monitor our adjusted revenue growth both after and before the effects of foreign exchange rate changes. We believe that these supplemental non-GAAP financial measures provide management and other users with additional meaningful financial information that should be considered when assessing our ongoing performance and comparability of our operating results from period to period. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the factors management uses in planning for and forecasting future periods. Non-GAAP financial measures should be viewed in addition to, and not as an alternative to our reported results prepared in accordance with GAAP.

Our non-GAAP or adjusted financial measures reflect adjustments based on the following items, as well as the related income tax.
Adjusted Revenue
We define adjusted revenue as revenue adjusted to include revenue for the period from January 8 to February 7, 2019 ("International lag adjustment") for the Predecessor related to the lag reporting for our International operations. On a GAAP basis, we report International results on a one-month lag, and for 2019 the Predecessor period for International is December 1, 2018 through January 7, 2019. The Successor period for International is February 8, 2019 (commencing on the closing date of the Take-Private Transaction) through November 30, 2019 for the Successor period from January 1, 2019 to December 31, 2019. The International lag adjustment is to facilitate comparability of 2018 periods to 2019 periods and 2019 periods to 2020 periods.

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

Results of Operations
GAAP Results
As a result of the Take-Private Transaction on February 8, 2019, the historical financial statements and information are presented on a Successor and Predecessor basis. In the accompanying consolidated financial statements, references to Predecessor refer to the results of operations and cash flows of The Dun & Bradstreet Corporation and its subsidiaries prior to the closing of the Take-Private Transaction. References to Successor refer to the consolidated financial position of Dun & Bradstreet Holdings, Inc. and its subsidiaries as of December 31, 2020 and 2019, and the results of operations and cash flows of Dun & Bradstreet Holdings, Inc. and its subsidiaries after the Take-Private Transaction for the year ended December 31, 2020 and the period from January 1, 2019 to December 31, 2019. During the period from January 1, 2019 to February 7, 2019, Dun & Bradstreet Holdings, Inc. had no significant operations and limited assets and had only incurred transaction related expenses prior to the Take-Private Transaction. The Predecessor and Successor consolidated financial information presented herein is not comparable primarily due to financing of the Take-Private Transaction and the application of acquisition accounting in the Successor financial statements as of February 8, 2019, as further described in Note 15, of which the most significant impacts are (i) transaction costs incurred and the pension settlement charge associated with the Take-Private Transaction; (ii) a shorter Successor period for our International operations for the period from January 1, 2019 to December 31, 2019; (iii) increased amortization expense for the intangible assets; and (iv) additional interest expense associated with debt financing arrangements entered into in connection with the Take-Private Transaction.
To facilitate comparability of the year ended December 31, 2020 to the year ended December 31, 2019 and the comparability of the year ended December 31, 2019 to the year ended December 31, 2018, we present below the combination of consolidated results from January 1, 2019 to December 31, 2019, comprising the Successor consolidated results from January 1, 2019 to December 31, 2019, the Predecessor consolidated results for the period from January 1, 2019 to February 7, 2019 and certain pro forma adjustments that give effect to the Take-Private Transaction as if it had occurred on January 1, 2019 (combined pro forma results for the year ended December 31, 2019). These pro forma adjustments are prepared in accordance with Article 11 of Regulation S-X to include additional deferred revenue adjustment, additional amortization related to the recognized intangible assets and additional interest expenses associated with the Successor debt. In addition, non-recurring transaction costs directly attributable to the transaction, acceleration vesting costs related to the Predecessor’s restricted stock units, one-time pension settlement charge and actuarial loss amortization are eliminated from the respective period. We compare results for the year ended December 31, 2020 (Successor) to the combined pro forma results for the year ended December 31, 2019, and the combined pro forma results for the year ended December 31, 2019 to results for the year ended December 31, 2018. We present the information for the year ended December 31, 2019 in this format to assist readers in understanding and assessing the trends and significant changes in our results of operations on a comparable basis. We believe this presentation is appropriate because it provides a more meaningful comparison and more relevant analysis of our results of operations for the years ended December 31, 2020, 2019 and 2018. The following table sets forth our historical results of operations for the periods indicated below (in millions):

	Successor		Predecessor	Pro Forma Adjustments for the year ended December 31, 2019 (a)		Combined Pro Forma for the year ended December 31, 2019	Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019 (1)	Period from January 1 to February 7, 2019 (2)				Year ended December 31, 2018
Revenue	$1,738.1	$1,413.9	$178.7	$(16.0)	(b)	$1,576.6	$1,716.4
Operating expenses	545.6	448.5	56.7	—		505.2	563.4
Selling and administrative expenses	557.8	651.2	122.4	(212.9)	(c)	560.7	610.0
Depreciation and amortization	536.9	482.4	11.1	45.1	(d)	538.6	88.7
Restructuring charge	34.8	51.8	0.1	—		51.9	25.4
Operating costs	1,675.1	1,633.9	190.3	(167.8)		1,656.4	1,287.5
Operating income (loss)	63.0	(220.0)	(11.6)	151.8		(79.8)	428.9
Interest income	0.8	2.4	0.3	—		2.7	1.9
Interest expense	(271.1)	(303.5)	(5.5)	(29.7)	(e)	(338.7)	(54.4)
Other income (expense) - net	(12.0)	(154.8)	(86.0)	89.5	(f)	(151.3)	(3.3)
Non-operating income (expense) - net	(282.3)	(455.9)	(91.2)	59.8		(487.3)	(55.8)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(219.3)	(675.9)	(102.8)	211.6		(567.1)	373.1
Less: provision (benefit) provision for income taxes	(110.5)	(118.2)	(27.5)	47.2	(g)	(98.5)	81.6
Equity in net income of affiliates	2.3	4.2	0.5	—		4.7	2.8
Net income (loss)	(106.5)	(553.5)	(74.8)	164.4		(463.9)	294.3
Less: net (income) loss attributable to the non-controlling interest	(5.0)	(6.5)	(0.8)	—		(7.3)	(6.2)
Less: dividends allocated to preferred stockholders	(64.1)	(114.0)	—	(13.7)	(h)	(127.7)	—
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(175.6)	$(674.0)	$(75.6)	$150.7		$(598.9)	$288.1
(1)Successor financials reflect results for North America for the period from February 8, 2019 to December 31, 2019 for the period from January 1, 2019 to December 31, 2019. Successor financials reflect results for International for the period from February 8, 2019 through November 30, 2019 for the period from January 1, 2019 to December 31, 2019, due to International’s one-month lag reporting and the Take-Private Transaction which occurred on February 8, 2019.
(2)Predecessor financials reflect results for North America for the period from January 1, 2019 through February 7, 2019, and for International for the period from December 1, 2018 through January 7, 2019, due to International’s one-month lag reporting.

Notes for the Pro Forma Adjustments for the Year Ended December 31, 2019
(a)Pro forma adjustments are prepared to give effect to the Take-Private Transaction as if it had occurred on January 1, 2019. The adjustments are prepared in accordance with Article 11 of Regulation S-X. No adjustment has been made for the “lag” month of International results due to the impact of the one-month lag described in footnotes (1) and (2) to the above table.
(b)Represents deferred revenue purchase accounting adjustments as a result of the Take-Private Transaction. In accordance with ASC 805, deferred revenue is recognized at fair value representing direct costs to fulfill plus a reasonable margin. The pro forma adjustment reflects the purchase accounting associated with the Take-Private Transaction as if it had occurred on January 1, 2019.
(c)Consists of Successor transaction costs of $147.4 million included in the Successor period from January 1, 2019 to December 31, 2019, Predecessor transaction costs of $52.0 million included in the Predecessor period from January 1, 2019 to February 7, 2019, $3.1 million related to amortization expense associated with deferred commissions and $10.4 million expense associated with the acceleration of Predecessor’s stock options and restricted stock units in connection with the Take-Private Transaction. The commission asset purchase accounting adjustment and one-time costs are directly attributable to the Take-Private Transaction.
(d)Represents incremental amortization expenses related to intangible assets recognized as a result of the Take-Private Transaction in accordance with ASC 805, giving effect to the purchase accounting associated with the Take-Private Transaction as if it had occurred on January 1, 2019. The pro forma incremental amortization expenses are calculated based on the fair value of the acquired assets.

(e)Represents incremental interest expenses resulting from the new debt issuance in connection with the Take-Private Transaction, giving effect to the transaction as if it had occurred on January 1, 2019.
(f)Eliminates one-time pension settlement charge of $85.8 million related to Dun & Bradstreet’s then-existing U.S. Non-Qualified Plan, eliminates $3.8 million of actuarial loss amortization as a result of unrecognized actuarial losses as of February 8, 2019 being set to zero in accordance with ASC 805 and records $0.1 million additional amortization expense related to deferred issuance costs associated with our new revolving credit facility, giving effect to the Take-Private Transaction as if it had occurred on January 1, 2019.
(g)Represents net tax effect of the above pro forma adjustments. A blended statutory tax rate of 22.3% is applied to the pro forma adjustments.
(h)Provides for additional preferred dividends for the period from January 1, 2019 to February 7, 2019, giving effect to the Take-Private Transaction as if it had occurred on January 1, 2019.

Key Performance Measures
Management, including our CODMs, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measures adjusted revenue, adjusted EBITDA, adjusted EBITDA margin and adjusted net income. Adjusted results are non-GAAP measures that adjust for certain acquisition and divestiture related revenue and expenses (such as banker fees, legal fees, due diligence, retention payments and contingent consideration adjustments), restructuring charges, equity-based compensation, and non-core gains and charges that are not in the normal course of our business (such as gains and losses on sales of businesses, impairment charges, effect of significant changes in tax laws and material tax and legal settlements). In addition, we isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both after and before the effects of foreign exchange rate changes. The change in revenue performance attributable to foreign currency rates is determined by converting both our prior and current periods’ foreign currency by a constant rate. As a result, we monitor our adjusted revenue growth both after and before the effects of foreign exchange rate changes.

The table below sets forth our key performance measures for the periods indicated (amounts in millions, except per share amounts):

	Successor		Predecessor	Pro Forma Adjustments for the year ended December 31, 2019 (a)	Combined Pro Forma for the year ended December 31, 2019	Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019			Year ended December 31, 2018
Non - GAAP Financial Measures
Adjusted revenue (a)	$1,738.1	$1,413.9	$204.6	$(16.0)	$1,602.5	$1,716.4
Adjusted EBITDA (a)	$715.4	$502.1	$66.3	$(16.0)	$552.4	$568.6
Adjusted EBITDA margin (a)	41.2%	35.5%	32.4%	—%	34.5%	33.1%
Adjusted net income (a)	$349.7	$141.4	$45.8	$(12.4)	$174.8	$383.9
Adjusted earnings per share (a)	$0.95	$0.45	$0.15	$(0.04)	$0.56	$1.22
(a) Including impact of deferred revenue purchase accounting adjustments:
Impact to adjusted revenue and adjusted EBITDA	$(21.1)	$(138.9)	$—	$(16.0)	$(154.9)	$—
Impact to adjusted EBITDA margin	(0.7)%	(5.8)%	—%	N/A	(5.8)%	—%
Net impact to adjusted net income	$(15.7)	$(103.0)	$—	$(12.4)	$(115.4)	$—
Net impact to adjusted earnings per share	$(0.04)	$(0.33)	$—	N/A	$(0.37)	$—

Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (in millions, except per share amounts):

	Successor		Predecessor	Pro Forma Adjustments for the year ended December 31, 2019	Combined Pro Forma for the year ended December 31, 2019	Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019			Year ended December 31, 2018
Revenue	$1,738.1	$1,413.9	$178.7	$(16.0)	$1,576.6	$1,716.4
International lag adjustment	—	—	25.9	—	25.9	—
Adjusted revenue (a)	1,738.1	1,413.9	204.6	(16.0)	1,602.5	1,716.4
Foreign currency impact	6.9	7.9	1.0	—	8.9	(1.4)
Adjusted revenue before the effect of foreign currency	$1,745.0	$1,421.8	$205.6	$(16.0)	$1,611.4	$1,715.0

(a) Includes deferred revenue purchase accounting adjustments	$(21.1)	$(138.9)	$—	$(16.0)	$(154.9)	$—

North America	$1,459.9	$1,316.5	$148.2	$—	$1,464.7	$1,420.6
International	299.3	236.3	56.4	—	292.7	295.8
Segment revenue	1,759.2	1,552.8	204.6	—	1,757.4	1,716.4
Corporate and other	(21.1)	(138.9)	—	(16.0)	(154.9)	—
Foreign currency impact	6.9	7.9	1.0	—	8.9	(1.4)
Adjusted revenue before the effect of foreign currency	$1,745.0	$1,421.8	$205.6	$(16.0)	$1,611.4	$1,715.0

	Successor		Predecessor	Pro Forma Adjustments for the year ended December 31, 2019	Combined Pro Forma for the year ended December 31, 2019	Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019			Year ended December 31, 2018
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / Dun & Bradstreet Corporation (Predecessor)	$(175.6)	$(674.0)	$(75.6)	$150.7	$(598.9)	$288.1
Depreciation and amortization	536.9	482.4	11.1	45.1	538.6	88.7
Interest expense - net	270.3	301.1	5.2	29.7	336.0	52.5
(Benefit) provision for income tax - net	(110.5)	(118.2)	(27.5)	47.2	(98.5)	81.6
EBITDA	521.1	(8.7)	(86.8)	272.7	177.2	510.9
Other income (expense) - net	12.0	154.8	86.0	(89.5)	151.3	3.3
Equity in net income of affiliates	(2.3)	(4.2)	(0.5)	—	(4.7)	(2.8)
Net income (loss) attributable to non-controlling interest	5.0	6.5	0.8	—	7.3	6.2
Dividends allocated to preferred stockholders	64.1	114.0	—	13.7	127.7	—
International lag adjustment	—	—	2.7	—	2.7	—
Other incremental or reduced expenses from the application of purchase accounting	(18.8)	(20.7)	—	(3.1)	(23.8)	—
Equity-based compensation	45.1	11.7	11.7	(10.4)	13.0	10.8
Restructuring charges	34.8	51.8	0.1	—	51.9	25.4
Merger and acquisition-related operating costs	14.1	156.0	52.0	(199.4)	8.6	11.6
Transition costs	31.9	37.7	0.3	—	38.0	0.3
Legal expense associated with significant legal and regulatory matters	3.9	(0.2)	—	—	(0.2)	2.9
Asset impairment	4.5	3.4	—	—	3.4	—
Adjusted EBITDA	$715.4	$502.1	$66.3	$(16.0)	$552.4	$568.6

North America	$696.4	$634.6	$55.3	$—	$689.9	$575.9
International	94.8	78.2	20.3	—	98.5	91.2
Corporate and other (a)	(75.8)	(210.7)	(9.3)	(16.0)	(236.0)	(98.5)
Adjusted EBITDA (a)	$715.4	$502.1	$66.3	$(16.0)	$552.4	$568.6
Adjusted EBITDA Margin (a)	41.2%	35.5%	32.4%	—%	34.5%	33.1%
(a) Including impact of deferred revenue purchase accounting adjustments:
Impact to adjusted EBITDA	$(21.1)	$(138.9)	$—	$(16.0)	$(154.9)	$—
Impact to adjusted EBITDA margin	(0.7)%	(5.8)%	—%	N/A	(5.8)%	—%

	Successor		Predecessor	Pro Forma Adjustments for the year ended December 31, 2019	Combined Pro Forma for the year ended December 31, 2019	Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019			Year ended December 31, 2018
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(175.6)	$(674.0)	$(75.6)	$150.7	$(598.9)	$288.1
International lag adjustment	—	—	2.7	—	2.7	—
Incremental amortization of intangible assets resulting from the application of purchase accounting	475.1	435.0	3.0	45.1	483.1	31.1
Other incremental or reduced expenses from the application of purchase accounting	(18.8)	(20.7)	—	(3.1)	(23.8)	—
Equity-based compensation	45.1	11.7	11.7	(10.4)	13.0	10.8
Restructuring charges	34.8	51.8	0.1	—	51.9	25.4
Merger and acquisition-related operating costs	14.1	156.0	52.0	(199.4)	8.6	11.6
Transition costs	31.9	37.7	0.3	—	38.0	0.3
Legal expense associated with significant legal and regulatory matters	3.9	(0.2)	—	—	(0.2)	2.9
Change in fair value of make-whole derivative liability	32.8	172.4	—	—	172.4	—
Asset impairment	4.5	3.4	—	—	3.4	—
Non-recurring pension charges	0.6	—	89.4	(89.5)	(0.1)	41.3
Predecessor pro forma incremental interest expense	—	—	—	29.7	29.7	—
Dividends allocated to preferred stockholders	64.1	114.0	—	13.7	127.7	—
Merger and acquisition-related non-operating (gain) costs	(23.6)	(0.8)	0.5	—	(0.3)	0.2
Debt refinancing and extinguishment costs	76.6	—	—	—	—	—
Tax impact of the CARES Act	(57.8)	—	—	—	—	—
Impact of the 2017 Tax Cuts and Jobs Act	—	—	—	—	—	14.1
Impact of accounting method change	—	—	—	—	—	(13.4)
Tax effect of the non-GAAP and pro forma adjustments	(158.0)	(144.9)	(38.3)	50.8	(132.4)	(28.5)
Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor) (a)	$349.7	$141.4	$45.8	$(12.4)	$174.8	$383.9
Adjusted diluted earnings (loss) per share of common stock	$0.95	$0.45	$0.15	$(0.04)	$0.56	$1.22
Weighted average number of shares outstanding - diluted (b)	367.3	314.5	314.5	314.5	314.5	314.5

(a) Including impact of deferred revenue purchase accounting adjustments:
Pre-tax impact	$(21.1)	$(138.9)	$—	$(16.0)	$(154.9)	$—
Tax impact	5.4	35.9	—	3.6	39.5	—
Net impact to Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(15.7)	$(103.0)	$—	$(12.4)	$(115.4)	$—
Net impact to adjusted diluted earnings (loss) per share of common stock	$(0.04)	$(0.33)	$—	N/A	$(0.37)	$—

(b) For consistency purposes, we assume the stock split effected on June 23, 2020 to be the number of shares outstanding during the Predecessor periods.

Revenue

Year Ended December 31, 2020 versus Year Ended December 31, 2019

Total revenue was $1,738.1 million for the year ended December 31, 2020 (Successor), $1,413.9 million for the period from January 1, 2019 to December 31, 2019 (Successor), and $178.7 million for the period from January 1, 2019 to February 7, 2019 (Predecessor). Total revenue increased $324.2 million, or 23%, and $1,559.4 million, or 873%, for the year ended December 31, 2020 (Successor), compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction. In addition, revenue was reduced by $21.1 million and $138.9 million for the year ended December 31, 2020 (Successor) and for the period from January 1, 2019 to December 31, 2019 (Successor), respectively, as a result of deferred revenue adjustments arising from the Take-Private Transaction. Revenue for the period from January 1, 2019 to February 7, 2019 (Predecessor) was reduced by $25.9 million due to the International lag adjustment.

Total revenue for the year ended December 31, 2020 (Successor) increased $161.5 million, or 10% (both after and before the effect of foreign exchange), compared to the year ended December 31, 2019 on a combined pro forma basis. The increase was primarily due to the net impact of lower purchase accounting deferred revenue adjustments of $133.8 million (inclusive of pro forma deferred revenue adjustment), which had an impact of approximately eight percentage points on the year over year increase, and the International lag adjustment of $25.9 million included in the prior year period which had an impact of approximately two percentage points on the year over year increase. Total segment revenue for the year ended December 31, 2020 (Successor) increased $1.8 million, or less than 1% (both after and before the effect of foreign exchange), compared to the year ended December 31, 2019 on a combined pro forma basis, driven by a decrease in North America total revenue of $4.8 million, or less than 1% (both after and before the effect of foreign exchange) and an increase in International total revenue of $6.6 million, or 2% (1% increase before the effect of foreign exchange).

Revenue by segment was as follows (in millions):

	Successor		Predecessor	Pro Forma Adjustments for the year ended December 31, 2019	Combined Pro Forma for the year ended December 31, 2019 (1)
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
North America:
Finance & Risk	$811.1	$728.2	$80.4	$—	$808.6
Sales & Marketing	648.8	588.3	67.8	—	656.1
Total North America	$1,459.9	$1,316.5	$148.2	$—	$1,464.7
International:
Finance & Risk	$243.6	$191.3	$43.4	$—	$234.7
Sales & Marketing	55.7	45.0	13.0	—	58.0
Total International	$299.3	$236.3	$56.4	$—	$292.7
Corporate and other:
Finance & Risk	$(10.8)	$(82.9)	$(19.2)	$(9.7)	$(111.8)
Sales & Marketing	(10.3)	(56.0)	(6.7)	(6.3)	(69.0)
Total Corporate and other (2)	$(21.1)	$(138.9)	$(25.9)	$(16.0)	$(180.8)
Total Revenue:
Finance & Risk	$1,043.9	$836.6	$104.6	$(9.7)	$931.5
Sales & Marketing	694.2	577.3	74.1	(6.3)	645.1
Total Revenue	$1,738.1	$1,413.9	$178.7	$(16.0)	$1,576.6
(1)See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the year ended December 31, 2019 included elsewhere within Item 7.

(2)Revenue for Corporate and other represents deferred revenue purchase accounting and International lag adjustments recorded in accordance with GAAP related to the Take-Private Transaction and recent acquisitions.
North America Segment
For the year ended December 31, 2020 (Successor), North America revenue increased $143.4 million, or 11%, and $1,311.7 million, or 886%, compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the year ended December 31, 2020, North America revenue decreased $4.8 million, or less than 1% (both after and before the effect of foreign exchange) compared to the year ended December 31, 2019 on a combined pro forma basis. See further discussion below on revenue by solutions.
Finance & Risk
For the year ended December 31, 2020 (Successor), North America Finance & Risk revenue increased $82.9 million, or 11%, and $730.7 million, or 910%, compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the year ended December 31, 2020, North America Finance & Risk revenue increased $2.5 million, or less than 1% (both after and before the effect of foreign exchange) compared to the year ended December 31, 2019 on a combined pro forma basis. The increase was primarily due to higher subscription-based revenue of approximately $30 million, partially offset by lower revenue of approximately $17 million of lower usage, primarily attributable to the impact of COVID-19 and lower revenue of approximately $11 million primarily due to structural changes we made within our legacy Credibility solutions and lower usage.

Sales & Marketing
For the year ended December 31, 2020 (Successor), North America Sales & Marketing revenue increased $60.5 million, or 10%, and $581.0 million, or 857%, compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.

For the year ended December 31, 2020, North America Sales & Marketing revenue decreased $7.3 million, or 1% (both after and before the effect of foreign exchange) compared to the year ended December 31, 2019 on a combined pro forma basis. The decrease was primarily due to lower royalty revenue of approximately $20 million from Data.com legacy partnership along with lower usage revenue across our Sales & Marketing solutions partially due to the impact of COVID-19. The aforementioned decreases were partially offset by a net increase in revenue across our Sales & Marketing solutions of approximately $6 million largely attributable to our D&B Direct solution. In addition, revenue increased by $6.5 million from the acquisition of Lattice, which was acquired at the beginning of the third quarter of 2019.

International Segment
For the year ended December 31, 2020 (Successor), International revenue increased $63.0 million, or 27%, and $242.9 million, or 430%, compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the year ended December 31, 2020, International revenue increased $6.6 million, or 2% (1% increase before the effect of foreign exchange) compared to the year ended December 31, 2019 on a combined pro forma basis. Excluding the positive impact of foreign exchange of $2.3 million, revenue increased $4.3 million. See further discussion below on revenue by solutions.

Finance & Risk
For the year ended December 31, 2020 (Successor), International Finance & Risk revenue increased $52.3 million, or 27%, and $200.2 million, or 462%, compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the year ended December 31, 2020, International Finance & Risk revenue increased $8.9 million, or 4% (3% increase before the effect of foreign exchange) compared to the year ended December 31, 2019 on a combined pro forma basis. Excluding the positive impact of foreign exchange of $1.9 million, increased revenue of $7.0 million was driven primarily by higher revenue of approximately $10 million from WWN alliances due to higher cross border data sales, higher revenue of approximately $1 million from increased sales of Risk solutions in the U.K., and $2 million from our Greater China market driven by solutions targeted at small businesses, partially offset by non-recurring revenues in the WWN alliances and UK business of approximately $6 million and lower usage volume in our Asia markets of approximately $2 million primarily due to the impact of COVID-19.

Sales and Marketing
For the year ended December 31, 2020 (Successor) International Sales & Marketing revenue increased $10.7 million, or 24%, and $42.7 million, or 327%, compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the year ended December 31, 2020, International Sales & Marketing revenue decreased $2.3 million, or 4% (5% decrease before the effect of foreign exchange) compared to the year ended December 31, 2019 on a combined pro forma basis. Excluding the positive impact of foreign exchange of $0.4 million, the $2.7 million decrease in revenue was driven primarily by lower product royalties from our WWN alliances of approximately $1 million, and lower usage volume in our Asia market of approximately $1 million primarily due to the impact of COVID-19.
Consolidated Operating Costs
Consolidated operating costs were as follows (in millions):

	Successor		Predecessor	Combined Pro Forma for the year ended December 31, 2019 (1)
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Operating expenses	$545.6	$448.5	$56.7	$505.2
Selling and administrative expenses	557.8	651.2	122.4	560.7
Depreciation and amortization	536.9	482.4	11.1	538.6
Restructuring charges	34.8	51.8	0.1	51.9
Operating costs	$1,675.1	$1,633.9	$190.3	$1,656.4
Operating income (loss)	$63.0	$(220.0)	$(11.6)	$(79.8)
(1)See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the year ended December 31, 2019 included elsewhere within Item 7.
Operating Expenses
Operating expenses were $545.6 million for the year ended December 31, 2020 (Successor), an increase of $97.1 million, or 22%, compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor) and an increase of $488.9 million, or 860%, compared to the period from January 1, 2019 to February 7, 2019 (Predecessor), primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
Operating expenses increased $40.4 million, or 8%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 on a combined pro forma basis, primarily due to additional costs of $11.6 million from the acquisition of Lattice, which was acquired at the beginning of the third quarter of 2019, increased fulfillment and data acquisition costs of approximately $16 million, higher data processing costs of approximately $20 million and a technology transition cost of approximately $10 million. Also contributing to the increase was the International lag adjustment of $14.8 million included in the prior year associated with the Take-Private Transaction. The aforementioned increases were partially offset by lower costs of approximately $7 million resulting from ongoing cost management efforts, and lower net personnel expenses of approximately $20 million.
Selling and Administrative Expenses
    Selling and administrative expenses were $557.8 million for the year ended December 31, 2020 (Successor), a decrease of $93.4 million, or 14%, compared to the period from January 1, 2019 to December 31, 2019 (Successor), and an increase of $435.4 million, or 356%, compared to the period from January 1, 2019 to February 7, 2020 (Predecessor). The decrease compared to the prior year Successor period was primarily due to the Successor transaction costs of $147.4 million included in the prior year period, partially offset by the impact of the partial period results reflected in the prior year period resulting from the Take-Private Transaction. The increase compared to the prior year Predecessor period was primarily due to the impact of partial period results reflected in the prior year period as a result of the Take-Private Transaction, partially offset by the Predecessor transaction costs of $52.0 million included in the prior year period.

Selling and administrative expenses decreased $2.9 million, or less than 1%, for the year ended December 31, 2020, compared to the year ended December 31, 2019 on a combined pro forma basis. Selling and administrative expenses were $560.7 million for the year ended December 31, 2019 on a combined pro forma basis, excluding one-time transaction costs directly attributable to the Take-Private Transaction. The decrease was primarily due to lower personnel, travel and marketing costs of approximately $38 million primarily resulting from ongoing cost management efforts and lower transition related bonus of approximately $19 million, substantially offset by higher equity-based compensation of approximately $32 million in the current year primarily related to options granted in connection with the IPO, the International lag adjustment of $8.3 million included in the prior year associated with the Take-Private Transaction, higher costs of approximately $6 million related to the effort to modernize our financial systems, and additional costs of approximately $5 million incurred in connection with the acquisition of Bisnode. In addition, increased costs of $3.0 million were related to the acquisition of Lattice, which was acquired at the beginning of the third quarter of 2019.

Depreciation and Amortization
Depreciation and amortization expenses were $536.9 million, $482.4 million and $11.1 million for the year ended December 31, 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor), and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. Higher depreciation and amortization for the year ended December 31, 2020 (Successor) compared to each of the prior year periods was primarily due to the impact of the partial period results reflected in each of the prior year periods as a result of the Take-Private Transaction. In addition, higher depreciation and amortization in each of the Successor periods was related to recognized intangible assets arising from the Take-Private Transaction.
Depreciation and amortization decreased $1.7 million, or less than 1%, for the year ended December 31, 2020, compared to depreciation and amortization for the year ended December 31, 2019 on a combined pro forma basis, primarily due to the accelerating amortization method applied to the customer relationship and database intangible assets recognized in connection with the Take-Private Transaction, largely offset by higher amortization due to higher amortizable internally developed software during 2020 compared to the prior year period.
Restructuring Charges
We recorded restructuring charges of $34.8 million for the year ended December 31, 2020 (Successor), $51.8 million for the Successor period from January 1, 2019 to December 31, 2019 (Successor), and $0.1 million for the Predecessor period from January 1, 2019 to February 7, 2019, respectively. Higher restructuring charges in the period from January 1, 2019 to December 31, 2019 was as a result of the restructuring plan management implemented after the Take-Private Transaction to remove duplicate headcount, reduce future operating expenses, and improve operational performance and profitability. These initiatives have resulted in approximately $241 million of net annualized run-rate savings as of December 31, 2020. See Note 5 to the consolidated financial statements for further detail of restructuring charges.

Operating Income (Loss)
Consolidated operating income was $63.0 million for the year ended December 31, 2020 (Successor), compared to operating loss of $220.0 million and $11.6 million the Successor period from January 1, 2019 to December 31, 2019, and the Predecessor period from January 1, 2019 to February 7, 2019, respectively. Higher operating income for the year ended December 31, 2020 compared to the period from January 1, 2019 to December 31, 2019 (Successor) was primarily due to Successor transaction costs of $147.4 million included in the prior year Successor period, the net impact of lower deferred revenue adjustments of $117.8 million and the net impact of partial period results reflected in the prior year period resulting from the Take-Private Transaction. Higher operating income for the Successor year ended December 31, 2020 compared to the Predecessor period from January 1, 2019 to February 7, 2019 was primarily due to the net impact of partial period results and the Predecessor transaction costs of $52.0 million reflected in the prior year Predecessor period.

Consolidated operating income for the year ended December 31, 2020 was $63.0 million compared to consolidated operating loss of $79.8 million for the year ended December 31, 2019 on a combined pro forma basis, an improvement of $142.8 million, or 179%. The increase was primarily due to increased revenue of $161.5 million during the year ended December 31, 2020, largely as a result of the net impact of lower deferred revenue adjustments of $133.8 million (inclusive of pro forma deferred revenue adjustment), lower personnel, travel and marketing costs of approximately $55 million in the current year period primarily resulting from ongoing cost management efforts, lower restructuring charge of approximately $17 million and lower transition related bonus of approximately $19 million, partially offset by higher equity-based compensation of approximately $32 million primarily related to stock options granted on June 30, 2020 in connection with the IPO, increased technology costs of approximately $42 million related to data processing and data acquisition costs, a technology related transition cost of approximately $10 million in the current year period and higher operating loss of $5.3 million attributable to the acquisition of Lattice, which was acquired at the beginning of the third quarter of 2019.

Adjusted EBITDA and adjusted EBITDA margin by segment was as follows (amounts in millions):

	Successor		Predecessor	Combined Pro Forma for the year ended December 31, 2019 (1)
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
North America:
Adjusted EBITDA	$696.4	$634.6	$55.3	$689.9
Adjusted EBITDA margin	47.7%	48.2%	37.3%	47.1%
International:
Adjusted EBITDA	$94.8	$78.2	$20.3	$98.5
Adjusted EBITDA margin	31.7%	33.2%	35.9%	33.6%
Corporate and other:
Adjusted EBITDA	$(75.8)	$(210.7)	$(9.3)	$(236.0)
Consolidated total:
Adjusted EBITDA	$715.4	$502.1	$66.3	$552.4
Adjusted EBITDA margin	41.2%	35.5%	32.4%	34.5%
(1)See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the year ended December 31, 2019 included elsewhere within Item 7.
Consolidated
Consolidated adjusted EBITDA was $715.4 million, $502.1 million and $66.3 million for the year ended December 31, 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor), and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. Higher adjusted EBITDA for the year ended December 31, 2020 (Successor) compared to each of the prior year periods was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
Consolidated adjusted EBITDA was $715.4 million for the year ended December 31, 2020 (Successor), compared to $552.4 million for the year ended December 31, 2019 on a combined pro forma basis, an increase of $163.0 million, or 30%. Consolidated adjusted EBITDA margin was 41.2% for the year ended December 31, 2020 compared to 34.5% for the year ended December 31, 2019 on a combined pro forma basis, an improvement of 670 basis points. The improvement in adjusted EBITDA was primarily due to higher revenue of $161.5 million mainly due to the net impact of lower purchase accounting deferred revenue adjustments of $133.8 million (inclusive of pro forma deferred revenue adjustment), which had an impact of five percentage points on the year over year margin improvement. Also contributing to the improvement of the adjusted EBITDA for the year ended December 31, 2020 is lower personnel, travel and marketing costs of approximately $55 million in the current year period primarily resulting from ongoing cost management efforts, partially offset by increased technology costs of approximately $42 million related to data processing and data acquisition costs.

North America Segment
North America adjusted EBITDA increased $6.5 million, or 1%, for the year ended December 31, 2020 (Successor), compared to the year ended December 31, 2019 on a combined pro forma basis. Adjusted EBITDA margin increased 60 basis points for the year ended December 31, 2020 compared to the prior year on a combined pro forma basis. The improvement in both adjusted EBITDA and adjusted EBITDA margin was due to lower operating costs primarily resulting from ongoing cost management, driven by lower net personnel expenses.
International Segment
International adjusted EBITDA decreased $3.7 million, or 4%, for the year ended December 31, 2020 (Successor), compared to the year ended December 31, 2019 on a combined pro forma basis. Adjusted EBITDA margin decreased 190 basis points for the year ended December 31, 2020 (Successor) compared to the year ended December 31, 2019 on a combined pro forma basis. The decrease in both adjusted EBITDA and adjusted EBITDA margin was primarily due to higher WWN alliances data expense.
Corporate and Other
Corporate adjusted EBITDA for the year ended December 31, 2020 (Successor) improved by $160.2 million, or 68%, compared to the prior year on a combined pro forma basis. The improvement was primarily due to the net impact of lower purchase accounting deferred revenue adjustments of $133.8 million (inclusive of pro forma deferred revenue adjustment), which had an impact of 35 percentage points on the year over year increase. Also contributing to the improvement in adjusted EBITDA was lower net personnel costs.

Interest Income (Expense) — Net
Interest income (expense) – net was as follows (in millions):

	Successor		Predecessor	Combined Pro Forma for the year ended December 31, 2019 (1)
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Interest income	$0.8	$2.4	$0.3	$2.7
Interest expense	(271.1)	(303.5)	(5.5)	(338.7)
Interest income (expense) – net	$(270.3)	$(301.1)	$(5.2)	$(336.0)
(1)See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the year ended December 31, 2019 included elsewhere within Item 7.
Interest income decreased $1.6 million for the year ended December 31, 2020 (Successor) compared to the period from January 1, 2019 to December 31, 2019 (Successor), primarily attributable to lower average interest rates on invested cash and one-time interest income related to the settlement fund in connection with the Take-Private Transaction recorded in the prior year Successor period.
Interest expense increased for the year ended December 31, 2020 (Successor) and for the period from January 1, 2019 to December 31, 2019 (Successor), compared to the Predecessor period from January 1, 2019 to February 7, 2019. The increase was attributable to higher average amounts of debt outstanding, the write off of debt issuance costs and discount, and the impact of the partial period results reflected in the Predecessor period resulting from the Take-Private Transaction.

Interest expense decreased $67.6 million for the year ended December 31, 2020 (Successor), compared to the prior year on a combined pro forma basis, primarily due to lower interest rates in the year ended December 31, 2020 and lower debt outstanding subsequent to the IPO transaction, partially offset by the write off of debt issuance costs and discount. See Note 6 for further discussion.
Other Income (Expense) — Net
Other income (expense) - net was as follows (in millions):

	Successor		Predecessor	Combined Pro Forma for the year ended December 31, 2019 (1)
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Non-operating pension income (expense)	$45.9	$35.9	$(85.7)	$39.8
Change in fair value of make-whole derivative liability (2)	(32.8)	(172.4)	—	(172.4)
Partial debt redemption premium	(50.1)	—	—	—
Miscellaneous other income (expense) – net	25.0	(18.3)	(0.3)	(18.7)
Other income (expense) – net	$(12.0)	$(154.8)	$(86.0)	$(151.3)
(1)See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the year ended December 31, 2019 included elsewhere within Item 7.
(2)Related to the make-whole provision associated with the Series A Preferred Stock. See Note 22 to the consolidated financial statements.
Non-operating pension income (expense) was an income of $45.9 million for the year ended December 31, 2020 (Successor), an income of $35.9 million for the period from January 1, 2019 to December 31, 2019 (Successor), and an expense of $85.7 million for the Predecessor period from January 1, 2019 to February 7, 2019 (Predecessor). A one-time settlement charge of $85.8 million related to our U.S. Non-Qualified plan was included in the period from January 1, 2019 to February 8, 2019 (Predecessor). Higher income for the year ended December 31, 2020 (Successor) and the period from January 1, 2019 to December 31, 2019 (Successor) was also due to the elimination of actuarial loss amortization as a result of the application of purchase accounting in connection with the Take-Private Transaction. Excluding the impact of the one-time settlement charge and the actuarial loss amortization included in the period from January 1, 2019 to February 7, 2019 (Predecessor), both attributable to the Take-Private Transaction, non-operating pension income was $39.8 million for the year ended December 31, 2019 on a combined pro forma basis.
The change in fair value of make-whole derivative liability relates to the valuation of a derivative bifurcated in accordance with GAAP from the Series A Preferred Stock that was issued in February 2019 to finance the Take-Private Transaction. Beginning in November 2019, we determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable before November 8, 2021, which would trigger a make-whole payment. We recorded a loss of $32.8 million and $172.4 million for the year ended December 31, 2020 (Successor) and for the period from January 1, 2020 to December 31, 2019 (Successor), respectively, to adjust the fair value of the make-whole derivative liability based on management’s estimate of probability and timing of the triggering event associated with the make-whole derivative liability. Upon the closing of the IPO on July 6, 2020 (see further discussion in Note 2), we redeemed all of the outstanding Series A Preferred Stock as required by the Certificate of Designation. In addition, we made the total make-whole payment of $205.2 million.
The changes in miscellaneous other income (expense) - net of $43.3 million and $25.3 million for the year ended December 31, 2020 (Successor), compared to the period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively, were primarily driven by a gain associated with the change in fair value related to the foreign currency collar we entered into in connection with the Bisnode acquisition and foreign currency exchange gains related to the revaluation of our intercompany loans.

Provision for Income Taxes

Effective tax rate for the year ended December 31, 2018 (Predecessor)	21.9%
Impact of uncertain tax positions(1)	(8.0)
Impact of income earned in non U.S. jurisdictions	2.3
Impact of non-deductible charges(2)	(3.2)
Impact of legacy transaction costs(3)	6.7
Impact of tax credits and deductions	3.2
Impact of prior year one-time tax on deemed earnings repatriation	(3.8)
Impact of change in state tax	4.2
Impact of prior year tax accounting method change	3.6
Impact of valuation allowance	0.1
Other	(0.3)
Effective tax rate for the period ended February 7, 2019 (Predecessor)	26.7%
Impact of uncertain tax positions taken in the 2019 Predecessor period	7.8
Impact of income earned in non U.S. jurisdictions	0.2
Impact of non-deductible charges(2)	(2.6)
Impact of legacy transaction costs	(6.7)
Impact of non-deductible change in fair value of make-whole derivative liability for the Series A Preferred Stock	(5.4)
Impact of tax credits and deductions	1.2
Impact of GILTI Inclusion	(4.4)
Impact of change in state tax	(3.6)
Impact of valuation allowance(4)	4.0
Other	0.3
Effective tax rate for the year ended December 31, 2019 (Successor)	17.5%
Impact of uncertain tax positions	(0.4)
Impact of income earned in non U.S. jurisdictions	2.3
Impact of non-deductible charges	2.0
Impact of non-deductible change in fair value of make-whole derivative liability for the Series A Preferred Stock	2.2
Impact of tax credits and deductions	5.2
Impact of GILTI Inclusion	(4.1)
Impact of change in state tax	2.4
Impact of valuation allowance(4)	(4.2)
Impact of CARES Act	26.4
Other	1.1
Effective tax rate for the year ended December 31, 2020 (Successor)	50.4%
(1)The impact was due to the establishment of a reserve for uncertain tax positions in our U.S. jurisdiction.
(2)The impact was related to non-deductible transaction costs associated with the Take-Private Transaction.
(3)The impact was related to deductible legacy transaction costs incurred in predecessor historical periods.
(4)The impact was related to the release of valuation allowance for net operating losses.

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor) was a net loss of $175.6 million, $674.0 million and $75.6 million for the year ended December 31, 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor), and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The improvement of $498.4 million for the year ended December 31, 2020 (Successor), compared to the period from January 1, 2019 to December 31, 2019 (Successor), was primarily due to:

•transaction costs of $147.4 million incurred in connection with the Take-Private Transaction included in the 2019 Successor period, inclusive of $56.3 million expense associated with incentive units granted to certain investors;
•lower net purchase accounting deferred revenue adjustment of $117.8 million;
•lower loss of $139.6 million in the year of December 31, 2020 (Successor) related to the change in the fair value of the make-whole derivative liability recorded in connection with the make-whole provision for the Series A Preferred Stock;
•higher gains of $43.3 million primarily resulting from fair value change related to the foreign currency collar we entered into in connection with the Bisnode acquisition and foreign currency exchange gains related to the revaluation of our intercompany loans;
•restructuring costs that were lower by $17.0 million in the year ended December 31, 2020 (Successor); and
•the remaining reduction in net loss attributable to the net impact resulting from the partial period results reflected in the prior year period from January 1, 2019 to December 31, 2019 (Successor);

•partially offset by,

•total expenses of $66.3 million recognized for the partial redemption of our 10.250% Senior Unsecured Notes and the 6.875% Senior Secured Notes in the year ended December 31, 2020 (Successor);
•higher depreciation and amortization of $54.5 million in the current year; and
•higher equity-based compensation of approximately $32 million primarily due to options granted in connection with the IPO.

Higher net loss of $100.0 million for the year ended December 31, 2020 (Successor) compared to the period from January 1, 2019 to February 7, 2019 (Predecessor) was primarily driven by the net impact of the partial period results reflected in the prior year Predecessor period from January 1, 2019 to February 7, 2019 resulting from the Take-Private Transaction.
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $175.6 million for the year ended December 31, 2020 (Successor), compared to net loss of $598.9 million for prior year on a combined pro forma basis. The improvement of $423.3 million for the year ended December 31, 2020 was primarily due to:
•improvement in operating income (loss) of $142.8 million in the current year largely due to lower deferred revenue purchase accounting adjustments and lower personnel and travel costs discussed in more detail within the operating income (loss) section of the MD&A;
•lower loss of $139.6 million in the year of December 31, 2020 (Successor) related to the change in the fair value of the make-whole derivative liability recorded in connection with the make-whole provision for the Series A Preferred Stock;
•lower interest expense of $67.6 million in the current year;
•lower preferred dividends of $63.6 million allocated to preferred stockholders in the current year;
•higher gains of $43.7 million primarily resulting from fair value change related to the foreign currency collar we entered into in connection with the Bisnode acquisition and foreign currency exchange gains related to the revaluation of our intercompany loans; and
•higher income tax benefit of $12.0 million for the year ended December 31, 2020 (Successor) primarily related to the CARES Act;

partially offset by

•total expense of $66.3 million recognized for the partial redemption of our 10.250% Senior Unsecured Notes and the 6.875% Senior Secured Notes in the year ended December 31, 2020 (Successor).

Adjusted Net Income and Adjusted Earnings Per Share

Adjusted net income was $349.7 million for the year ended December 31, 2020 (Successor) compared to $174.8 million for the prior year on a combined pro forma basis, an increase of $174.9 million, or 100%. Adjusted net earnings per share was $0.95 in the year ended December 31, 2020 (Successor) compared to $0.56 for the year ended December 31, 2019 on a combined pro forma basis, an increase of $0.39, or 71%. The increase was primarily driven by the net impact of lower deferred revenue adjustment in the current year, lower net personnel and travel costs primarily driven by ongoing cost management and lower interest expense, partially offset by higher technology costs primarily related to data processing and data acquisition costs discussed within the adjusted EBITDA and adjusted EBITDA margin section of the MD&A.
Year Ended December 31, 2019 versus Year Ended December 31, 2018
Revenue
Our total revenue was $1,413.9 million for the period from January 1, 2019 to December 31, 2019 (Successor), $178.7 million for the period from January 1, 2019 to February 7, 2019 (Predecessor) and $1,716.4 million for the year ended December 31, 2018 (Predecessor). Our total revenue for the period from January 1, 2019 to December 31, 2019 (Successor) decreased $302.5 million, or 18%, compared to the year ended December 31, 2018 (Predecessor). The decrease was primarily due to the impact of the partial year results reflected in the Successor period from January 1, 2019 to December 31, 2019 as a result of the Take-Private Transaction. In addition, revenue was reduced by $138.9 million for the Successor period from January 1, 2019 to December 31, 2019, as a result of deferred revenue adjustments arising from the Take-Private Transaction. Revenue for the period from January 1, 2019 to February 7, 2019 (Predecessor) was reduced by $25.9 million due to the International lag adjustment.
Total revenue for the year ended December 31, 2019 on a combined pro forma basis decreased $139.8 million, or 8% (both after and before the effect of foreign exchange), compared to the Predecessor revenue for the year ended December 31, 2018. Decrease in total revenue was primarily due to the negative impact of the $154.9 million purchase accounting deferred revenue adjustments arising from the Take-Private Transaction and the Lattice acquisition which had an impact of nine percentage points to the year over year decrease. In addition, revenue for the year ended December 31, 2019 on a combined pro forma basis has one less month of International revenue of $25.9 million due to the impact on lag reporting arising from the Take-Private Transaction, which had an impact of 1.5 percentage points to the year over year decrease. The above decreases were partially offset by the net increase in our segment revenue consisting of increased North America revenue of $44.1 million, or 3% (both after and before the effect of foreign exchange), and a decreased International total revenue of $3.1 million, or 1% (2% increase before the effect of foreign exchange).

Revenue by segment was as follows (in millions):

	Successor	Predecessor	Pro Forma Adjustments for the year ended December 31, 2019	Combined Pro Forma for the year ended December 31, 2019 (1)	Predecessor
	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019			Year ended December 31, 2018
North America:
Finance & Risk	$728.2	$80.4	$—	$808.6	$792.6
Sales & Marketing	588.3	67.8	—	656.1	628.0
Total North America	$1,316.5	$148.2	$—	$1,464.7	$1,420.6
International:
Finance & Risk	$191.3	$43.4	$—	$234.7	$233.6
Sales & Marketing	45.0	13.0	—	58.0	62.2
Total International	$236.3	$56.4	$—	$292.7	$295.8
Corporate and other:
Finance & Risk	$(82.9)	$(19.2)	$(9.7)	$(111.8)	$—
Sales & Marketing	(56.0)	(6.7)	(6.3)	(69.0)	—
Total Corporate and other (2)	$(138.9)	$(25.9)	$(16.0)	$(180.8)	$—
Total Revenue:
Finance & Risk	$836.6	$104.6	$(9.7)	$931.5	$1,026.2
Sales & Marketing	577.3	74.1	(6.3)	645.1	690.2
Total Revenue	$1,413.9	$178.7	$(16.0)	$1,576.6	$1,716.4
(1)See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the year ended December 31, 2019 included elsewhere within Item 7.
(2)Revenue for Corporate and other represents deferred revenue purchase accounting and International lag adjustments recorded in accordance with GAAP related to the Take-Private Transaction and recent acquisitions.
North America Segment
North America revenue was $1,316.5 million for the period from January 1, 2019 to December 31, 2019 (Successor), $148.2 million for the period from January 1, 2019 to February 7, 2019 (Predecessor) and $1,420.6 million for the year ended December 31, 2018 (Predecessor). North America revenue for the period from January 1, 2019 to December 31, 2019 (Successor) decreased $104.1 million, or 7%, compared to the year ended December 31, 2018 (Predecessor). The decrease was primarily due to the impact of the partial year results reflected in the Successor period from January 1, 2019 to December 31, 2019 as a result of the Take-Private Transaction.

North America revenue for the year ended December 31, 2019 on a combined pro forma basis increased $44.1 million, or 3% (both after and before the effect of foreign exchange), compared to the Predecessor revenue for the year ended December 31, 2018. The increase was due to growth in both our Sales & Marketing and Finance & Risk solutions, as discussed below.

Finance & Risk

North America Finance & Risk revenue was $728.2 million for the period from January 1, 2019 to December 31, 2019 (Successor), $80.4 million for the period from January 1, 2019 to February 7, 2019 (Predecessor), and $792.6 million for the year ended December 31, 2018 (Predecessor). North America Finance & Risk revenue for the period from January 1, 2019 to December 31, 2019 (Successor) decreased $64.4 million, or 8%, compared to the year ended December 31, 2018 (Predecessor). The decrease was primarily due to the impact of the partial year results reflected in the Successor period from January 1, 2019 to December 31, 2019 as a result of the Take-Private Transaction.

North America Finance & Risk revenue for the year ended December 31, 2019 on a combined pro forma basis increased $16.0 million, or 2% (both after and before the effect of foreign exchange), compared to the Predecessor revenue for the year ended December 31, 2018. The increase was primarily due to higher demand related to our Risk & Compliance businesses of approximately $11 million and our D&B Credibility products of approximately $4 million.

Sales & Marketing

North America Sales & Marketing revenue was $588.3 million for the period from January 1, 2019 to December 31, 2019 (Successor), $67.8 million for the period from January 1, 2019 to February 7, 2019 (Predecessor) and $628.0 million for the year ended December 31, 2018 (Predecessor). North America Sales & Marketing revenue for the period from January 1, 2019 to December 31, 2019 (Successor) decreased $39.7 million, or 6%, compared to the year ended December 31, 2018 (Predecessor). The decrease was primarily due to the impact of the partial year results reflected in the Successor period from January 1, 2019 to December 31, 2019 as a result of the Take-Private Transaction.

North America Sales & Marketing revenue for the year ended December 31, 2019 on a combined pro forma basis increased $28.1 million, or 4% (both after and before the effect of foreign exchange), compared to the Predecessor revenue for the year ended December 31, 2018. The increase was primarily due to higher revenue in our Master Data solution of approximately $17 million. Revenue also increased by approximately $12 million from the acquisition of Lattice, which was acquired at the beginning of the third quarter of 2019.

International Segment
International revenue was $236.3 million for the period from January 1, 2019 to December 31, 2019 (Successor), $56.4 million for the period from January 1, 2019 to February 7, 2019 (Predecessor) and $295.8 million for the year ended December 31, 2018 (Predecessor). International revenue for the period from January 1, 2019 to December 31, 2019 (Successor) decreased $59.5 million, or 20%, compared to the year ended December 31, 2018 (Predecessor). The decrease was primarily due to the impact of the partial year results reflected in the Successor period from January 1, 2019 to December 31, 2019 as a result of the Take-Private Transaction.
International revenue for the year ended December 31, 2019 on a combined pro forma basis decreased $3.1 million, or 1% (2% increase before the effect of foreign exchange), compared to the Predecessor revenue for the year ended December 31, 2018. The negative impact of foreign exchange was $9.5 million. Excluding the impact of foreign exchange, growth of $6.4 million was primarily due to increased revenue in our U.K. market driven by higher demand and usage related to our Finance & Risk solutions, including Risk & Compliance products, as discussed below.
Finance & Risk
International Finance & Risk revenue was $191.3 million for the period from January 1, 2019 to December 31, 2019 (Successor), $43.4 million for the period from January 1, 2019 to February 7, 2019 (Predecessor) and $233.6 million for the year ended December 31, 2018 (Predecessor). International Finance & Risk revenue for the period from January 1, 2019 to December 31, 2019 (Successor) decreased $42.3 million, or 18%, compared to the year ended December 31, 2018 (Predecessor). The decrease was primarily due to the impact of the partial year results reflected in the Successor period from January 1, 2019 to December 31, 2019 as a result of the Take-Private Transaction.
International Finance & Risk revenue for the year ended December 31, 2019 on a combined pro forma basis increased $1.1 million, or less than 1% (4% increase before the effect of foreign exchange), compared to the Predecessor revenue for the year ended December 31, 2018. The negative impact of foreign exchange was $7.1 million. Excluding the impact of foreign exchange, growth of $8.2 million was driven primarily by our U.K. market from our D&B Finance Analytics and D&B Onboard products.
Sales & Marketing

International Sales & Marketing revenue was $45.0 million for the period from January 1, 2019 to December 31, 2019 (Successor), $13.0 million for the period from January 1, 2019 to February 7, 2019 (Predecessor) and $62.2 million for the year ended December 31, 2018 (Predecessor). International Sales & Marketing revenue for the period from January 1, 2019 to December 31, 2019 (Successor) decreased $17.2 million, or 28%, compared to the year ended December 31, 2018 (Predecessor). The decrease was primarily due to the impact of the partial year results reflected in the Successor period from January 1, 2019 to December 31, 2019 as a result of the Take-Private Transaction.

International Sales & Marketing revenue for the year ended December 31, 2019 on a combined pro forma basis decreased $4.2 million, or 7% (3% decrease before the effect of foreign exchange), compared to the Predecessor revenue for the year ended December 31, 2018. The negative impact of foreign exchange was $2.4 million. Excluding the impact of foreign exchange, $1.8 million of decline was primarily from our U.K. market, largely as a result of transferring legacy Avention contracts to our WWN alliances pursuant to pre-existing agreements governing partner exclusivity in certain territories.

Consolidated Operating Costs

Consolidated operating costs were as follows (in millions):

	Successor	Predecessor	Combined Pro Forma for the year ended December 31, 2019 (1)	Predecessor
	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019		Year ended December 31, 2018
Operating expenses	$448.5	$56.7	$505.2	$563.4
Selling and administrative expenses	651.2	122.4	560.7	610.0
Depreciation and amortization	482.4	11.1	538.6	88.7
Restructuring charge	51.8	0.1	51.9	25.4
Operating costs	$1,633.9	$190.3	$1,656.4	$1,287.5
Operating income (loss)	$(220.0)	$(11.6)	$(79.8)	$428.9
(1)See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the year ended December 31, 2019 included elsewhere within Item 7.

Operating Expenses

Operating expenses were $448.5 million, $56.7 million and $563.4 million for the period from January 1, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to February 7, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor), respectively. Operating expenses for the period from January 1, 2019 to December 31, 2019 (Successor) decreased $114.9 million, or 20%, compared to the year ended December 31, 2018 (Predecessor) primarily due to the impact of the partial year results reflected in the Successor period from January 1, 2019 to December 31, 2019 as a result of the Take-Private Transaction.

Operating expenses for the year ended December 31, 2019 on a combined pro forma basis decreased $58.2 million, or 10%, compared to the Predecessor operating expenses for the year ended December 31, 2018. Excluding the International lag adjustment of $14.8 million, the decrease was primarily due to lower net personnel costs resulting from ongoing cost management efforts.

Selling and Administrative Expenses

Selling and administrative expenses were $651.2 million, $122.4 million and $610.0 million for the period from January 1, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to February 7, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor), respectively. Selling and administrative expenses for the period from January 1, 2019 to December 31, 2019 (Successor) increased $41.2 million, or 7%, compared to the year ended December 31, 2018 (Predecessor) primarily due to the Successor transaction costs of $147.4 million, attributable to the Take-Private Transaction, included in the Successor period from January 1, 2019 to December 31, 2019, partially offset by the impact of the partial year results reflected in the Successor period from January 1, 2019 to December 31, 2019, also as a result of the Take-Private Transaction. For the 2019 Predecessor period, selling and administrative expenses decreased $487.6 million, or 80%, compared to the year ended December 31, 2018 (Predecessor), primarily due to the impact of the partial year results included in the 2019 Predecessor period, partially offset by the Predecessor transaction costs of $52.0 million, attributable to the Take-Private Transaction.

Selling and administrative expenses for the year ended December 31, 2019 on a combined pro forma basis decreased $49.3 million, or 8%, compared to the year ended December 31, 2018 (Predecessor). Combined pro forma selling and administrative expenses for the year ended December 31, 2019 were $560.7 million, excluding one-time transaction costs directly attributable to the Take-Private Transaction. The decrease was primarily due to lower net personnel costs of approximately $39 million resulting from ongoing cost management efforts, lower professional fees of approximately $32 million and the International lag adjustment of $8.3 million, partially offset by higher transition related bonuses of approximately $38 million. One-time transaction costs primarily consisted of costs incurred related to sponsor fees, bank fees, legal fees, costs associated with the acceleration of the vesting of the outstanding Predecessor’s equity-based incentive grants and other professional fees.

Depreciation and Amortization

Depreciation and amortization were $482.4 million, $11.1 million and $88.7 million for the period from January 1, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to February 7, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor), respectively. Depreciation and amortization for the period from January 1, 2019 to December 31, 2019 (Successor) increased $393.7 million, or 444%, compared to the year ended December 31, 2018 (Predecessor) primarily due to the increase in the carrying values of amortizable recognized intangible assets arising from the Take-Private Transaction.

Depreciation and amortization for the year ended December 31, 2019 on a combined pro forma basis increased $449.9 million, or 507%, compared to the year ended December 31, 2018 (Predecessor). The increase in depreciation and amortization was primarily due to the increase in the carrying values of amortizable intangible assets after the application of purchase accounting in connection with the Take-Private Transaction on February 8, 2019. Furthermore, additional pro forma amortization expense of $45.1 million was included in the year ended December 31, 2019 on a combined pro forma basis, giving effect to the Take-Private Transaction as if it had occurred on January 1, 2019.

Restructuring Charge

We recorded restructuring charges of $51.8 million for the period from January 1, 2019 to December 31, 2019 (Successor), $0.1 million for the period from January 1, 2019 to February 7, 2019 (Predecessor) and $25.4 million for the year ended December 31, 2018 (Predecessor), respectively. Higher restructuring charges in the Successor period was as a result of the restructuring plan management implemented after the Take-Private Transaction to remove duplicate headcount, reduce future operating expenses, and improve operational performance and profitability. As of December 31, 2019, these initiatives have resulted in approximately $203 million of net annualized run-rate savings. See Note 4 to the consolidated financial statements.

Operating Income (Loss)

Consolidated operating loss was $220.0 million and $11.6 million for the period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively, compared to consolidated operating income of $428.9 million for the year ended December 31, 2018 (Predecessor). Higher loss of $648.9 million, or 151%, during the period from January 1, 2019 to December 31, 2019 (Successor) compared to the year ended December 31, 2018 (Predecessor) was primarily due to the impact of the Take-Private Transaction, resulting in higher depreciation and amortization of approximately $404 million due to recognized intangible assets, reduction of revenue of approximately $139 million associated with deferred revenue fair value adjustment, and Successor transaction costs of $147.4 million, partially offset by the impact of the partial year results included in the Successor period from January 1, 2019 to December 31, 2019.

Consolidated operating loss was $79.8 million for the year ended December 31, 2019 on a combined pro forma basis compared to consolidated operating income of $428.9 million for the year ended December 31, 2018 (Predecessor), a decrease of $508.7 million, or 119%. The decrease was primarily due to the negative impact of the application of purchase accounting of approximately $605 million primarily in connection with the Take-Private Transaction, resulting in the reduction of deferred revenue recognized as revenue and higher depreciation and amortization. Additionally, after the Take-Private Transaction, we incurred higher transition costs of approximately $38 million and higher restructuring costs of approximately $26 million for the year ended December 31, 2019 on a combined pro forma basis. These higher costs were partially offset by lower ongoing net personnel costs of approximately $57 million and professional costs of approximately $32 million, resulting from ongoing cost management efforts.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and adjusted EBITDA margin by segment was as follows (amounts in millions):

	Successor	Predecessor	Combined Pro Forma for the year ended December 31, 2019 (1)	Predecessor
	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019		Year ended December 31, 2018
North America:
Adjusted EBITDA	$634.6	$55.3	$689.9	$575.9
Adjusted EBITDA margin	48.2%	37.3%	47.1%	40.5%
International:
Adjusted EBITDA	$78.2	$20.3	$98.5	$91.2
Adjusted EBITDA margin	33.2%	35.9%	33.6%	30.8%
Corporate and other:
Adjusted EBITDA	$(210.7)	$(9.3)	$(236.0)	$(98.5)
Consolidated total:
Adjusted EBITDA	$502.1	$66.3	$552.4	$568.6
Adjusted EBITDA margin	35.5%	32.4%	34.5%	33.1%
(1)See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the year ended December 31, 2019 included elsewhere within Item 7.

Consolidated

Consolidated adjusted EBITDA was $502.1 million, $66.3 million and $568.6 million for the period from January 1, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to February 7, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor), respectively. Consolidated adjusted EBITDA for the period from January 1, 2019 to December 31, 2019 (Successor) decreased by $66.5 million, or 12%, compared to the year ended December 31, 2018 (Predecessor), primarily due to the impact of deferred revenue purchase accounting adjustment of $138.9 million in connection with the Take-Private Transaction and the Lattice acquisition, which had an impact of 24 percentage points to the year over year decrease, partially offset by lower net personnel costs of approximately $73 million resulting from ongoing cost management efforts.

Consolidated adjusted EBITDA for the year ended December 31, 2019 on a combined pro forma basis was $552.4 million, compared to $568.6 million for the year ended December 31, 2018 (Predecessor), a decrease of $16.2 million, or 3%. The decrease was primarily due to the impact of deferred revenue purchase accounting adjustment of $154.9 million (inclusive of the pro forma deferred revenue adjustment), which had an impact of 27 percentage points to the year over year decrease, partially offset by higher segment revenue of approximately $41 million. The remaining increase was primarily due to lower operating costs resulting from ongoing cost management efforts. Consolidated adjusted EBITDA margin for the year ended December 31, 2019 on a combined pro forma basis was 34.5% compared to 33.1% for the year ended December 31, 2018 (Predecessor), an increase of 140 basis points.

North America Segment

Adjusted EBITDA for the year ended December 31, 2019 on a combined pro forma basis increased $114.0 million, or 20%, compared to the year ended December 31, 2018 (Predecessor). Adjusted EBITDA margin for the year ended December 31, 2019 on a combined pro forma basis increased 660 basis points compared to the year ended December 31, 2018 (Predecessor). The improvement in both adjusted EBITDA and adjusted EBITDA margin was primarily due to lower net personnel costs of $69.3 million resulting from ongoing cost management efforts. Furthermore, higher revenue of $44.0 million for the year ended December 31, 2019 on a combined pro forma basis also contributed to the improvement of North America’s adjusted EBITDA.

International Segment

Adjusted EBITDA for the year ended December 31, 2019 on a combined pro forma basis increased $7.3 million, or 8%, compared to the year ended December 31, 2018 (Predecessor). Adjusted EBITDA margin for the year ended December 31, 2019 on a combined pro forma basis increased 280 basis points, compared to the year ended December 31, 2018 (Predecessor). The improvement in both adjusted EBITDA and adjusted EBITDA margin was primarily due to lower net personnel costs resulting from ongoing cost management efforts.

Corporate and Other

Adjusted EBITDA for the year ended December 31, 2019 on a combined pro forma basis declined by $137.5 million, or 140%, compared to the year ended December 31, 2018 (Predecessor). The decrease was primarily attributable to the deferred revenue purchase accounting adjustment of $154.9 million (inclusive of pro forma deferred revenue adjustment) as a result of the Take-Private Transaction and the Lattice acquisition, partially offset by lower professional fees resulting from ongoing cost management efforts.

Interest Income (Expense)—Net
Interest income (expense) – net was as follows (amounts in millions):

	Successor	Predecessor	Combined Pro Forma for the year ended December 31, 2019 (1)	Predecessor
	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019		Year ended December 31, 2018
Interest income	$2.4	$0.3	$2.7	$1.9
Interest expense	(303.5)	(5.5)	(338.7)	(54.4)
Interest income (expense) – net	$(301.1)	$(5.2)	$(336.0)	$(52.5)
(1)See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the year ended December 31, 2019 included elsewhere within Item 7.
Interest income for the period from January 1, 2019 to December 31, 2019 (Successor) increased $0.5 million, compared to the year ended December 31, 2018 (Predecessor), primarily due to higher average investable balances in the United States at higher interest rates, as well as one-time interest income related to the settlement fund in connection with the Take-Private Transaction, partially offset by the impact of the partial year results included in the Successor period from January 1, 2019 to December 31, 2019. Interest income increased $0.8 million for the year ended December 31, 2019 on a combined pro forma basis compared to the year ended December 31, 2018 (Predecessor). The increase in interest income was primarily attributable to higher average investable balances in the United States at higher interest rates, as well as one-time interest income related to the settlement fund in connection with the Take-Private Transaction for the year ended December 31, 2019 on a combined pro forma basis.

Interest expense for the period from January 1, 2019 to December 31, 2019 (Successor) increased $249.1 million, compared to the year ended December 31, 2018 (Predecessor), primarily due to higher average interest rates on our outstanding debt balances and higher average amounts of debt outstanding during the Successor period from January 1, 2019 to December 31, 2019, partially offset by the partial year results included in the Successor period from January 1, 2019 to December 31, 2019.
Interest expense increased $284.3 million for the year ended December 31, 2019 on a combined pro forma basis, compared to the year ended December 31, 2018 (Predecessor). The increase in interest expense was primarily attributable to higher average interest rates on our outstanding debt balances and higher average amounts of debt outstanding. In addition, additional pro forma interest expense of $29.7 million was included in the year ended December 31, 2019 on a combined pro forma basis to give effect to the Take-Private Transaction as if it had occurred on January 1, 2019.

Other Income (Expense)—Net

Other income (expense) - net was as follows (amounts in millions):

	Successor	Predecessor	Combined Pro Forma for the year ended December 31, 2019 (1)	Predecessor
	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019		Year ended December 31, 2018
Non-operating pension income (expense)	$35.9	$(85.7)	$39.8	$(2.4)
Change in fair value of make-whole derivative liability (2)	(172.4)	—	(172.4)	—
Miscellaneous other income (expense) – Net	(18.3)	(0.3)	(18.7)	(0.9)
Other income (expense) – net	$(154.8)	$(86.0)	$(151.3)	$(3.3)
(1)See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the year ended December 31, 2019 included elsewhere within Item 7.
(2)Related to the make-whole provision associated with the Series A Preferred Stock. See Note 22 to the consolidated financial statements.
Non-operating pension income (expense) was an income of $35.9 million for the period from January 1, 2019 to December 31, 2019 (Successor), an expense of $85.7 million for the period from January 1, 2019 to February 7, 2019 (Predecessor), and an expense of $2.4 million for the year ended December 31, 2018 (Predecessor). A one-time settlement charge of $85.8 million related to our U.S. Non-Qualified plan was included in the period from January 1, 2019 to February 7, 2019 (Predecessor). Higher income for the period from January 1, 2019 to December 31, 2019 (Successor) was primarily due to the elimination of actuarial loss amortization as a result of the application of purchase accounting in connection with the Take-Private Transaction. The higher income for the year ended December 31, 2019 on a combined pro forma basis compared to the year ended December 31, 2018 was primarily driven by the elimination of actuarial loss amortization discussed above.

The change in fair value of make-whole derivative liability for the period from January 1, 2019 to December 31, 2019 (Successor) only occurs in the Successor period as it relates to the valuation of a derivative bifurcated in accordance with GAAP from the Series A Preferred Stock that was issued in February 2019 to finance the Take-Private Transaction. Beginning in November 2019, we determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable before November 8, 2021.

Higher miscellaneous other expense—net of $17.4 million for the period from January 1, 2019 to December 31, 2019 (Successor), compared to the year ended December 31, 2018 (Predecessor) was primarily driven by higher foreign exchange loss in the current year period due to certain intercompany loan exposures no longer being hedged and higher dividend income from minority-interest investment included in the prior year period.

The increase in miscellaneous other expense—net of $17.8 million for the year ended December 31, 2019 on a combined pro forma basis compared to the year ended December 31, 2018 (Predecessor) was primarily due to the same reasons discussed above.

Provision for Income Taxes

Effective tax rate for the year ended December 31, 2017 (Predecessor)	55.7%
Impact of reduction in the U.S. federal tax rate due to the 2017 Act(1)	(14.0)
Impact of release of uncertain tax positions	(0.5)
Impact of income earned in non U.S. jurisdictions(2)	5.0
Impact of nondeductible charges and non-taxable income(3)	(5.0)
Impact of tax credits and deductions	4.8
Impact of one-time tax on deemed earnings repatriation(4)	(13.4)
Impact of net deferred tax asset write-down due to federal tax rate change(5)	(7.8)
Impact of change in state tax	0.7
Impact of tax accounting method change(6)	(3.6)
Other	—
Effective tax rate for the year ended December 31, 2018 (Predecessor)	21.9%
Impact of uncertain tax positions(7)	(8.0)
Impact of income earned in non U.S. jurisdictions	2.3
Impact of nondeductible charges and non-taxable income(8)	(3.2)
Impact of legacy transaction costs(9)	6.7
Impact of tax credits and deductions	3.2
Impact of prior year one-time tax on deemed earnings repatriation	(3.8)
Impact of change in state tax	4.2
Impact of prior year tax accounting method change	3.6
Impact of valuation allowance	0.1
Other	(0.3)
Effective tax rate for the period ended February 7, 2019 (Predecessor)	26.7%
Impact of uncertain tax positions taken in the 2019 Predecessor period	7.8
Impact of income earned in non U.S. jurisdictions	0.2
Impact of non-deductible charges and non-taxable income(8)	(2.6)
Impact of legacy transaction costs	(6.7)
Impact of non-deductible change in fair value of make-whole derivative liability for the Series A Preferred Stock	(5.4)
Impact of tax credits and deductions	1.2
Impact of GILTI Inclusion	(4.4)
Impact of change in state tax	(3.6)
Impact of valuation allowance(10)	4.0
Other	0.3
Effective tax rate for the year ended December 31, 2019 (Successor)	17.5%
(1)The impact was related to the reduction in the statutory U.S. federal corporate income tax rate from 35% to 21% as a result of the 2017 Act.
(2)Expense in 2018 was due to lower rate differential between the U.S. tax rate and foreign rates in 2018 as compared to the prior year period as a result of the 2017 Act.
(3)The impact was primarily due to Canadian taxes paid on an intercompany dividend in 2017.

(4)The impact was due to the provisional toll charge recorded in 2017 and the incremental measurement period adjustments recorded in 2018 as a result of the 2017 Act.
(5)The impact was related to the 2017 Act recorded in the prior year period which did not reoccur in 2018.
(6)The impact was due to Internal Revenue Service approval of a tax accounting method change.
(7)The impact was due to the establishment of a reserve for uncertain tax positions in our U.S. jurisdiction.
(8)The impact was related to non-deductible transaction costs associated with the Take-Private Transaction.
(9)The impact was related to deductible legacy transaction costs incurred in predecessor historical periods.
(10)The impact was related to the release of valuation allowance for net operating losses.

Net Income (Loss) from Continuing Operations

Consolidated net income (loss) was a net loss of $553.5 million, a net loss of $74.8 million and net income of $294.3 million for the period from January 1, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to February 7, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor), respectively. Higher net losses for the period from January 1, 2019 to December 31, 2019 (Successor) compared to the year ended December 31, 2018 (Predecessor) were primarily due to:

•the negative impact of the application of purchase accounting in connection with the Take-Private Transaction and the Lattice acquisition, resulting in the reduction of deferred revenue of approximately $139 million;

•higher depreciation and amortization of approximately $394 million;

•significant one-time transaction costs of approximately $147 million incurred in connection with the Take-Private Transaction in 2019 in the Successor period;

•higher interest expense of approximately $249 million for the period from January 1, 2019 to December 31, 2019 (Successor) attributable to higher interest rates and higher debt balances related to the financing of the Take-Private Transaction;

• a change in fair value of the make-whole derivative liability expense of $172.4 million recorded in connection with the make-whole provision for the Series A Preferred Stock, and

• higher restructuring costs of approximately $26 million for the period from January 1, 2019 to December 31, 2019 (Successor); partially offset by

• higher tax benefit of approximately $200 million and lower ongoing net personnel costs and professional costs of approximately $89 million discussed above.

Loss in the period from January 1, 2019 to February 7, 2019 (Predecessor) was primarily driven by the pension settlement charge of $85.8 million and transaction costs of $52.0 million attributable to the Take-Private Transaction.

Adjusted Net Income and Adjusted Earnings per Share

Adjusted net income was $174.8 million for the year ended December 31, 2019 on a combined pro forma basis compared to $383.9 million for the year ended December 31, 2018 (Predecessor), a decrease of $209.1 million, or 54%. Adjusted net earnings per share was $0.56 in the year ended December 31, 2019 on a combined pro forma basis compared to $1.22 for the year ended December 31, 2018 (Predecessor), a decrease of $0.66, or 54%. The decrease was primarily driven by the net impact of higher deferred revenue adjustment and higher interest expense in the current year, partially offset by higher tax benefit and lower personnel and travel costs primarily driven by ongoing cost management.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity consist of cash flows provided by operating activities, cash and cash equivalents on hand and our short-term borrowings under our senior secured credit facility. Our principal uses of liquidity are working capital, capital investments (including computer software), debt service and other general corporate purposes.

We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs for at least the next twelve months, including restructuring charges, our capital investments, contractual obligations, interest payments and tax liabilities related to our distributed and undistributed foreign earnings. We continue to generate substantial cash from ongoing operating activities and manage our capital structure to meet short- and long-term objectives including investing in existing businesses and strategic acquisitions. In addition, we have the ability to use the short-term borrowings from the New Revolving Facility to supplement the seasonality in the timing of receipts in order to fund our working capital needs. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations.
On July 6, 2020, we completed an IPO and a concurrent private placement (see Note 2 to the consolidated financial statements for further discussion). We raised net proceeds of $2,249.1 million after deducting underwriting discounts and IPO related expenses. We used the net proceeds to redeem all of our Series A Preferred Stock and repay 40%, or $300 million, of our 10.250% Senior Unsecured Notes, plus to pay fees and expenses related to the repayment and accrued interest. See Note 2 to the consolidated financial statements for further discussion. As a result, our debt to EBITDA ratio and ongoing debt costs are lower. On July 9, 2020, our credit rating was upgraded to B+ from B- by S&P Global and on July 16, 2020, Moody’s upgraded our debt rating to a B2 from a B3. On August 20, 2020, Fitch upgraded our debt rating to B+ and subsequently to a BB- on September 18, 2020.

On September 11, 2020, an amendment was made to the existing credit agreement, specifically related to the New Revolving Facility, which increased the aggregate amount available under the New Revolving Facility from $400 million to $850 million, and extended the maturity date from February 8, 2024 to September 11, 2025, with a five year term.

On September 26, 2020, we repaid $280 million in aggregate principal amount of our 6.875% New Senior Secured Notes outstanding due August 15, 2026, and paid fees and expenses related to the repayment and accrued interest with a portion of the proceeds from our IPO.

On November 18, 2020, we amended our credit agreement dated February 8, 2019, specifically related to the Term Loan Facility. The amendment establishes Incremental Term Loans in an aggregate principal amount of $300 million. The proceeds of the Incremental Term Loans were used to finance a portion of the purchase price for the acquisition of the outstanding shares of Bisnode. See Note 23 to the consolidated financial statements for further discussion on the Bisnode acquisition. The Incremental Term Loans have the same terms as the existing term loans. As of December 31, 2020, we did not have any outstanding borrowings under the Incremental Term Loans.

The COVID-19 global pandemic has caused disruptions in the economy and volatility in the financial markets, and considerable uncertainty regarding its duration and the speed of recovery. The extent of the ultimate impact of the COVID-19 global pandemic on our operations and financial performance depends on the effects on our clients and vendors, which are uncertain at this time and cannot be predicted. Given the current economic condition, we have been carefully monitoring the COVID-19 global pandemic and its impact on our business including, but not limited to, implementing additional operational processes to monitor client sales and collections, taking precautionary measures during 2020 to ensure sufficient liquidity, including a proactive draw of $200 million on our New Revolving Facility to preserve cash flow flexibility at the onset of the pandemic, which was repaid, and adjusting operations to ensure business continuity. While our productivity and financial performance for the year ended December 31, 2020 have not been impacted materially by the pandemic, the ultimate impact will be difficult to predict, and depends on, among many factors, the duration of the pandemic and its ultimate impact to our clients, vendors, and the financial markets.
In response to liquidity issues that businesses are facing as a result of the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020, by the U.S. government. Among many other reliefs, the Act provides assistance to businesses through the modification of rules related to net operating losses and interest expense deductions. Many of these modifications are designed to provide critical cash flow and liquidity to businesses during the COVID-19 pandemic, including allowing the amendment of prior tax returns to obtain tax refunds. The Act also allows for the deferral of 2020 employer FICA payroll taxes to 2021 and 2022 as well as delaying any federal tax payments due April 15, 2020 and June 15, 2020 until July 15, 2020. The Company has utilized the relief opportunities provided by the Act. The application of the Act will result in a net cash benefit of $98.4 million. On January 22, 2021 we received $66.2 million of the $98.4 million due to us. We have also deferred 2020 FICA payroll tax payments of approximately $9 million, with half due at the end of 2021 and the remaining half at the end of 2022.

As of December 31, 2020, we had cash and cash equivalents of $354.5 million, of which $149.4 million was held by our foreign operations. We intend to reinvest indefinitely all earnings post 2017 from our China and India subsidiaries. Cash held in our China and India operations totaled $44.4 million as of December 31, 2020.

In connection with the Take-Private Transaction on February 8, 2019, we received equity funding of $3,076.8 million and entered into credit facility arrangements and issued notes, resulting in total principal borrowings of $4,043.0 million. The proceeds were used to (i) finance the consummation of the Take-Private Transaction, (ii) repay in full all outstanding indebtedness under the Prior Term Loan Facility and Prior Revolving Credit Facility, (iii) fund the redemption of the Predecessor senior notes and (iv) pay related fees, costs, premiums and expenses in connection with these transactions.
On June 12, 2019, in connection with the acquisition of Lattice, Star Parent issued capital call notices to its Class A and B unit owners to raise up to $100.0 million by July 15, 2019. Star Parent received the total capital funding of $100.0 million during July 2019 from the Class A and B unit owners. The funding was ultimately contributed to Dun & Bradstreet as capital surplus.
Sources and Uses of Cash
Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the periods presented:

	Successor		Predecessor
(Amounts in millions)	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Net cash provided by (used in) operating activities	$195.6	$(63.0)	$(65.4)	$325.4
Net cash provided by (used in) investing activities	(134.3)	(6,154.6)	(5.3)	(65.3)
Net cash provided by (used in) financing activities	189.3	6,321.8	96.9	(609.7)
Total cash provided during the period before the effect of exchange rate changes	$250.6	$104.2	$26.2	$(349.6)

Cash Provided by (Used in) Operating Activities
Year Ended December 31, 2020 versus Year Ended December 31, 2019
Higher operating cash flows in the year ended December 31, 2020 (Successor), compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor), was primarily driven by the net impact of partial period results reflected in the prior year period and transaction cost payments and pension settlement payments in connection with the Take-Private Transaction on February 8, 2019 totaling approximately $197 million during the 2019 Successor period.

Higher operating cash flows in the year ended December 31, 2020 (Successor), compared to the period from January 1, 2019 to February 7, 2019 (Predecessor), was primarily driven by the net impact of partial period results reflected in the prior year period and transaction cost payments and pension settlement payments in connection with the Take-Private Transaction on February 8, 2019 totaling approximately $243 million during the 2019 Predecessor period, partially offset by the effect of higher interest payments primarily due to higher debt balances also as a result of the Take-Private Transaction.

Year Ended December 31, 2019 versus Year Ended December 31, 2018

Net cash used in operating activities was $63.0 million for the period from January 1, 2019 to December 31, 2019 (Successor) and $65.4 million for the period from January 1, 2019 to February 7, 2019 (Predecessor). Net cash provided by operating activities was $325.4 million for the year ended December 31, 2018 (Predecessor). The decrease in operating cash flows in the 2019 Successor period and 2019 Predecessor period, compared to the year ended December 31, 2018 (Predecessor) was primarily driven by transaction cost payments and pension settlement payments in connection with the Take-Private Transaction, totaling approximately $197 million during the 2019 Successor period and approximately $243 million during the 2019 Predecessor period. In addition, we had higher interest payments of $178.6 million during the 2019 Successor period, compared to the year ended December 31, 2018 (Predecessor).

Cash Provided by (Used in) Investing Activities
Year Ended December 31, 2020 versus Year Ended December 31, 2019
Lower net cash used in investing activities for the year ended December 31, 2020 (Successor), compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor) was primarily driven by the net payment of $6,078 million in the prior year Successor period to acquire the Predecessor company in connection with the Take-Private Transaction, including payments to settle the Predecessor line of credit and term loan.
Higher net cash used in investing activities for the year ended December 31, 2020 (Successor), compared to the prior year period from January 1, 2019 to February 7, 2019 (Predecessor) was primarily driven by the net payments of $20.6 million to acquire Orb and coAction in the current year period and higher spending of approximately $116 million on capital expenditures and computer software primarily due to the net impact of partial period results reflected in the prior year period.
Year Ended December 31, 2019 versus Year Ended December 31, 2018
Net cash used in investing activities was $6,154.6 million for the period from January 1, 2019 to December 31, 2019 (Successor), $5.3 million for the period from January 1, 2019 to February 7, 2019 (Predecessor) and $65.3 million for the year ended December 31, 2018 (Predecessor). The increase in net cash used in the 2019 Successor period was primarily driven by the net payment of $6,078 million to acquire the Predecessor company in connection with the Take-Private Transaction and the acquisition of Lattice, including payments to settle the Predecessor line of credit and term loan.
Cash Provided by (Used in) Financing Activities
Year Ended December 31, 2020 versus Year Ended December 31, 2019
The decrease in net cash provided by financing activities during the year ended December 31, 2020 (Successor), compared to net cash provided by financing activities in the prior year period from January 1, 2019 to December 31, 2019 (Successor) was primarily related to the raising of equity and debt financing for the Take-Private Transaction, totaling $7,046.6 million in the prior year period. Also contributing to the decrease was payment of $1,273.1 million for the redemption (inclusive of make-whole liability) of the Series A Preferred Stock, partial repayments of our 10.250% New Senior Unsecured Notes and 6.875% New Senior Secured Notes totaling $630 million (inclusive of early payment premium), and the repayment of $63.0 million related to the New Repatriation Bridge Facility in the current year period. These decreases were partially offset by net proceeds from the IPO transaction in the current year period of $2,248.2 million (inclusive of $0.9 million IPO costs paid prior to the IPO transaction date) and payments of $625.1 million to retire Predecessor Senior Notes in the prior year period.

The increase in net cash provided by financing activities during the year ended December 31, 2020 (Successor), compared to net cash provided by financing activities in the prior year period from January 1, 2019 to February 7, 2019 (Predecessor) was primarily due to net proceeds of $2,248.2 million from the IPO transaction in the current year, partially offset by payment of $1,273.1 million for the redemption (inclusive of make-whole liability) of the Series A Preferred Stock, partial repayments of our 10.250% New Senior Unsecured Notes and 6.875% New Senior Secured Notes totaling $630 million (inclusive of early payment premium), and preferred dividend payments of $64.1 million in the current year.

Year Ended December 31, 2019 versus Year Ended December 31, 2018

Net cash provided by financing activities was $6,321.8 million for the period from January 1, 2019 to December 31, 2019 (Successor) and $96.9 million for the period from January 1, 2019 to February 7, 2019 (Predecessor), compared to net cash used in financing activities of $609.7 million for the year ended December 31, 2018 (Predecessor). The increase in cash provided by financing activities during the 2019 Successor period, compared to the year ended December 31, 2018 (Predecessor) was primarily related to the raising of equity and debt financing for the Take-Private Transaction, totaling $7,046.6 million. The increase in cash provided by financing activities during the 2019 Predecessor period, compared to the year ended December 31, 2018 (Predecessor) was primarily driven by payments during 2018 to reduce borrowings related to the Predecessor debt.

Below is a summary of our borrowings as of December 31, 2020 and December 31, 2019:

		December 31, 2020			At December 31, 2019
(Amounts in millions)	Maturity	Principal Amount	Debt Issuance Costs and Discount	Carrying Value	Principal Amount	Debt Issuance Costs and Discount	Carrying Value
Debt Maturing Within One Year:
New Repatriation Bridge Facility	February 7, 2020	$—	$—	$—	$63.0	$0.1	$62.9
New Term Loan Facility		25.3	—	25.3	19.0	—	19.0
Total short-term debt		$25.3	$—	$25.3	$82.0	$0.1	$81.9

Debt Maturing After One Year:
New Term Loan Facility	February 8, 2026	$2,485.7	$77.1	$2,408.6	$2,511.0	$98.3	$2,412.7
New Revolving Facility	September 11, 2025	—	—	—	—	—	—
6.875% New Senior Secured Notes	August 15, 2026	420.0	8.2	411.8	700.0	15.8	684.2
10.250% New Senior Unsecured Notes	February 15, 2027	450.0	14.6	435.4	750.0	28.0	722.0
Total long-term debt		$3,355.7	$99.9	$3,255.8	$3,961.0	$142.1	$3,818.9
Total debt		$3,381.0	$99.9	$3,281.1	$4,043.0	$142.2	$3,900.8

New Senior Secured Credit Facilities

Borrowings under the New Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin over a LIBOR rate for the interest period relevant to such borrowing, subject to interest rate floors, and they are secured by substantially all of the Company’s assets.
Other details of the New Senior Secured Credit Facilities (See Note 6 for further discussion):
•As required by the credit agreement, beginning June 30, 2020, the principal amount of the New Term Loan Facility began to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026. The margin to LIBOR was 500 basis points initially. On February 10, 2020, an amendment was made to the existing credit agreement, specifically related to the New Term Loan Facility, which reduced the margin to LIBOR to 400 basis points. Subsequent to the IPO transaction, the spread was further reduced by 25 basis points to 375 basis points. The interest rate associated with the New Term Loan Facility at December 31, 2020 was 3.898% and at December 31, 2019 was 6.792%.
• The margin to LIBOR for borrowings under the New Revolving Facility was 350 basis points initially. Subsequent to the IPO transaction, the spread was reduced by 25 basis points to 325 basis points, subject to a ratio-based pricing grid.

•The New Repatriation Bridge Facility had a principal balance of $63.0 million and matured on February 7, 2020. The margin to LIBOR was 350 basis points. The interest rate associated with the Repatriation Bridge Facility at December 31, 2019 was 5.292%. The outstanding balance of the New Repatriation Bridge Facility was fully repaid in February 2020.
New Senior Notes
The New Senior Secured Notes and the New Senior Unsecured Notes may be redeemed at our option, in whole or in part, following specified events and on specified redemption dates and at the redemption prices specified in the indenture governing the New Senior Secured Notes and the New Senior Unsecured Notes.

The New Senior Secured Credit Facilities and Successor senior notes contain certain covenants that limited our ability to enter into certain transactions. In addition, the New Revolving Facility contains a financial covenant requiring the maintenance of debt to EBITDA ratios which are defined in the facility credit agreement in effect. We were in compliance with the respective financial and non-financial covenants at December 31, 2020 and December 31, 2019.

Tax Liability under the Tax Cuts and Jobs Act
The enactment of the law commonly known as the Tax Cuts and Jobs Act (the “2017 Act”) resulted in a significant impact on our financial statements. One of the key provisions in the 2017 Act was to impose a one-time mandatory U.S. tax on accumulated undistributed foreign earnings as of December 31, 2017. The 2017 Act also allows us to remit our future earnings to the United States without incurring additional U.S. taxes. As of December 31, 2020 (Successor), our total tax liability associated with the 2017 Act was $55.0 million, of which $5.2 million was included in “Accrued Income Tax” and $49.8 million was included in “Other Non-Current Liabilities.” As of December 31, 2019 (Successor), our total tax liability associated with the 2017 Act was $60.2 million, of which $5.2 million was included in “Accrued Income Tax” and $55.0 million was included in “Other Non-Current Liabilities.”

Redeemable Preferred Stock

In connection with the Take-Private Transaction on February 8, 2019, Dun & Bradstreet Holdings, Inc. issued 1,050,000 shares of Series A Preferred Stock for $1,028.4 million, net of issuance discount of $21.6 million. Together with other financing sources, the net proceeds were contributed to us to consummate the Take-Private Transaction. Each outstanding share of Series A Preferred Stock had a liquidation preference equal to the sum of (a) the stated value ($1,000.00 per share) (the "Stated Value") plus (b) all accrued, accumulated and unpaid dividends. The Series A Preferred Stock was entitled to cumulative dividend at (a) 12% per annum from February 7, 2019 to February 7, 2027; (b) 13% per annum from February 8, 2027 to February 8, 2028; and (c) 14% per annum from and after February 8, 2028. Unpaid dividends were accumulated and compounded quarterly regardless of whether they are declared. The Series A Preferred Stock (inclusive of unpaid dividends) had a ranking senior and in priority of payment to all other capital stock in any liquidation or winding up of our Company.

The Series A Preferred Stock was redeemable upon the occurrence of a material event including a qualified IPO at applicable price depending on when the redemption event occurs. Upon the closing of the IPO on July 6, 2020 (see further discussion in Note 2 to the consolidated financial statement), we redeemed all of the outstanding Series A Preferred Stock as required by the Certificate of Designation. In addition, we made the total make-whole payment of $205.2 million.

On May 14, 2020, March 4, 2020, December 16, 2019, July 30, 2019 and May 31, 2019, the board of directors of Dun & Bradstreet Holdings, Inc. declared a cash dividend of $30.51 per share to all holders of shares of Series A Preferred Stock, respectively. An aggregate amount of $32.1 million, $32.0 million, $32.0 million, $32.1 million, $10.7 million and $21.3 million was paid on June 26, 2020, March 27, 2020, December 27, 2019, September 27, 2019, June 28, 2019 and on June 19, 2019, respectively.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2020 except as noted below:

(Amounts in millions)	Total	2021	2022	2023	2024	2025	Thereafter	All Other
Contractual Obligations (1)
Current and long-term debt(2)	$4,696.3	$209.4	$211.3	$210.2	$209.0	$207.9	$3,648.5	$—
Operating leases(3)	$104.9	$27.7	$24.0	$15.3	$10.9	$9.5	$17.5	$—
Commitments to outsourcers and other purchase obligations(4)	$566.1	$207.7	$146.6	$67.1	$51.2	$32.9	$60.6	$—
Pension and other postretirement benefits payments/contributions(5)	$104.9	$2.6	$2.5	$2.7	$14.1	$14.2	$68.8	$—
Unrecognized tax benefits(6)	$19.7	$—	$—	$—	$—	$—	$—	$19.7
Tax liabilities related to the 2017 Act(7)	$55.0	$5.2	$5.2	$5.2	$9.8	$13.1	$16.5	$—
(1)Because future cash flows are uncertain, other non-current liabilities are excluded from the table.
(2)Amounts include interest. See Note 6 to the consolidated financial statements for further detail on the existing debt as of December 31, 2020. Amounts reflect $300 million draw down of the incremental term loan on January 8, 2021.

(3)See Note 7 to the consolidated financial statements for further detail.
(4)See Note 20 to the consolidated financial statements for further detail.
(5)Represents projected contributions to our U.S. Qualified and Non-U.S. defined benefit plans as well as projected benefit payments related to our unfunded plans, including our postretirement benefit plans. The projected contributions are estimated based on the same assumptions used to measure our benefit obligation at the end of 2020 and include benefits attributable to estimated future employee service. A closed group approach is used in calculating the projected benefit payments, assuming only the participants who are currently in the valuation population are included in the projection and the projected benefits continue for up to approximately 99 years. These estimates will change as a result of changes in the economy, as well as other mandated assumption changes that could occur in future years.
(6)We have a total amount of unrecognized tax benefits of $18.8 million for the year ending December 31, 2020. Although we do not anticipate payments within the next 12 months for these matters, these could require the aggregate use of cash totaling $19.7 million. As we cannot make reliable estimates regarding the timing of the cash flows by period, we have included unrecognized tax benefits within the "All Other" column in the table above.
(7)Related to the one-time mandatory tax and foreign withholding tax on the cumulative undistributed earnings from our non-U.S. subsidiaries as a result of the enactment of the 2017 Act.

Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements, other than our foreign exchange forward contracts and interest rate swaps discussed in Note 13 to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities and the impact of changes in interest rates on our borrowing costs and fair value calculations.

We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use foreign exchange forward and option contracts to hedge short-term foreign currency denominated loans and certain third-party and intercompany transactions. We may also use foreign exchange forward contracts to hedge our net investments in our foreign subsidiaries. In addition, we may use interest rate derivatives to hedge a portion of the interest rate exposure on our outstanding debt or in anticipation of a future debt issuance, as discussed under "Interest Rate Risk Management" below.

We do not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge in accordance with hedge accounting guidelines, any subsequent gains and losses are recognized in the appropriate period income. Collateral is generally not required for these types of instruments.

A discussion of our accounting policies for financial instruments is included in the summary of significant accounting policies in Note 1 to our consolidated financial statements, and further disclosure relating to financial instruments is included in Note 13 to our consolidated financial statements.

Interest Rate Risk Management

Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a practice that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets.

We use interest rate swaps to manage the impact of interest rate changes on our earnings. Under the swap agreements, we make monthly payments based on the fixed interest rate and receive monthly payments based on the floating rate. The objective of the swaps is to mitigate the variation of future cash flows from changes in the floating interest rates on our existing debt. For further detail of our debt, see Note 6 to the consolidated financial statements. The swaps are designated and accounted for as cash flow hedges. Changes in the fair value of the hedging instruments are recorded in Other Comprehensive Income (Loss) and reclassified to earnings in the same line item associated with the hedged item when the hedged item impacts earnings.

A 100 basis point increase/decrease in the weighted average interest rate on our outstanding debt subject to rate variability would result in an incremental increase in annual interest expense of $25.1 million and an incremental decrease in annual interest expense of $3.7 million for the year ended December 31, 2020.

Foreign Exchange Risk Management

We have numerous offices in various countries outside of the United States and conduct operations in several countries through minority equity investments and strategic relationships with local providers. Our operations outside of the United States generated approximately 19%, 19% and 17% of our total revenue for the Successor year ended December 31, 2020, the combined pro forma year ended December 31, 2019, and the Predecessor year ended December 31, 2018, respectively. Approximately 8% and 7% of our assets as of December 31, 2020 and 2019, respectively, were located outside of the United States.

Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. We follow a practice of hedging certain balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We use short-term, foreign exchange forward and, from time to time, option contracts to execute our hedging strategies. Typically, these contracts have maturities of 12 months or less. These contracts are denominated primarily in the British pound sterling, the Euro, the Canadian dollar and the Hong Kong dollar. The gains and losses on the forward contracts associated with our balance sheet positions are recorded in "Other Income (Expense)—Net" in the consolidated statements of operations and comprehensive income (loss) and are essentially offset by the losses and gains on the underlying foreign currency transactions. Our foreign exchange forward contracts are not designated as hedging instruments under authoritative accounting guidance.

In prior years, to decrease earnings volatility, we hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. Beginning in the third quarter of 2019, certain balance sheet positions were no longer being hedged in order to reduce the volatility of cash flows required to settle these forward contracts. However, starting in the third quarter of 2020, we resumed our practice of hedging substantially all our intercompany balance positions. The underlying transactions and the corresponding foreign exchange forward contracts are marked to market at the end of each quarter and the fair value impacts are reflected within “Non-operating income (expense) – net” in the consolidated financial statements.

At December 31, 2020 and December 31, 2019, the notional amounts of our foreign exchange forward contracts were $229.2 million and $152.0 million, respectively. Realized gains and losses associated with these contracts were $18.5 million and $11.5 million, respectively, for the year ended December 31, 2020 (Successor), $16.5 million and $24.4 million, respectively, for the period from January 1, 2019 to December 31, 2019 (Successor); and $17.0 million and $24.0 million, respectively, for the year ended December 31, 2018 (Predecessor). Unrealized gains and losses associated with these contracts were $2.5 million and $1.0 million, respectively, at December 31, 2020 (Successor), $1.6 million and $2.6 million, respectively, at December 31, 2019 (Successor); and $0.9 million and $0.5 million, respectively, at December 31, 2018 (Predecessor).

In addition, in connection with the acquisition of Bisnode, we entered into a zero-cost foreign currency collar in November 2020, with a notional amount of SEK 4.8 billion to reduce our foreign currency exposure. Unrealized gain associated with the instrument was $23.5 million at December 31, 2020. We settled the collar on January 8, 2021 with a gain of $21 million upon the close of the Bisnode transaction.

If exchange rates to which we are exposed under our outstanding foreign exchange forward contracts were to increase, on average, 10% from year-end 2020 levels, the unrealized losses on our foreign exchange forward contracts would be $12.6 million, excluding the expected gains on the underlying hedged items. If exchange rates, on average, were to decrease 10% from year-end 2020 levels, the unrealized gains on our foreign exchange forward contracts would be $12.6 million, excluding the expected losses on the underlying hedged items. However, the estimated potential gains and losses on these contracts would substantially be offset by changes in the dollar equivalent value of the underlying hedged items.

Item 8. Financial Statements and Supplementary Data

Dun & Bradstreet Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dun & Bradstreet Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dun & Bradstreet Holdings, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholder equity (deficit), and cash flows for the year ended December 31, 2020 and the period from January 1, 2019 to December 31, 2019 (Successor periods) and of The Dun & Bradstreet Corporation and subsidiaries (Predecessor) for the period from January 1, 2019 to February 7, 2019 (Predecessor period), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the Successor periods, and the results of the Predecessor's operations and the Predecessor's cash flows for the Predecessor period, in conformity with U.S. generally accepted accounting principles.

New Basis of Accounting

As discussed in Note 1 to the consolidated financial statements, effective February 8, 2019, the Predecessor was acquired in a business combination accounted for using the acquisition method. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of standalone selling price

As discussed in Note 1 of the consolidated financial statements, the Company’s contracts with clients often include multiple performance obligations. For these contracts, the Company allocates the transaction price to each performance obligation in the contract on a relative standalone selling price basis. The standalone selling price is the price at which the Company would sell the promised goods or services separately to a client. When the standalone selling price is not directly observable from actual standalone sales, the Company estimates a standalone selling price making maximum use of any observable data and estimates of what a client in the market would be willing to pay for the goods or services.

We identified the assessment of the determination of standalone selling prices as a critical audit matter. Subjective auditor judgment was required to evaluate standalone selling prices determined using ranges of observable standalone sales and ranges of selling price data when directly observable sales are not available.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the methodology used to determine standalone selling prices by considering whether there were any changes in goods and services sold or selling practices that could affect the methodology or the relevance of selling price data used in the methodology. We tested observable selling price reports by agreeing selling price inputs to revenue contracts. For a selection of standalone selling prices, we evaluated the Company’s assessment of the effect that observable selling price data has on the standalone selling price, including whether the standalone selling price is reasonable. For a selection of standalone selling prices that were changed from a previously established price, we assessed the revised standalone selling price by comparing it to the observable selling price data.

/s/ KPMG LLP

We have served as the Company's auditor since 2019

Short Hills, New Jersey
February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Dun & Bradstreet Corporation

Opinion on the Financial Statements

We have audited the consolidated statements of operations and comprehensive income (loss), of stockholder equity (deficit) and of cash flows of The Dun & Bradstreet Corporation and its subsidiaries (the "Company" or "Predecessor") for the year ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
April 1, 2019, except for the change in composition of reportable segments and the change in classification of revenues by customer solution set discussed in Note 1 and Note 18 to the consolidated financial statements, as to which the date is March 16, 2020

We served as the Company's auditor from 1953 to 2019.

Dun & Bradstreet Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Tabular amounts in millions, except per share data)

	Successor		Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019 (1)	Period from January 1 to February 7, 2019 (1)	Year ended December 31, 2018
Revenue	$1,738.1	$1,413.9	$178.7	$1,716.4
Operating expenses	545.6	448.5	56.7	563.4
Selling and administrative expenses	557.8	651.2	122.4	610.0
Depreciation and amortization	536.9	482.4	11.1	88.7
Restructuring charges	34.8	51.8	0.1	25.4
Operating costs	1,675.1	1,633.9	190.3	1,287.5
Operating income (loss)	63.0	(220.0)	(11.6)	428.9
Interest income	0.8	2.4	0.3	1.9
Interest expense	(271.1)	(303.5)	(5.5)	(54.4)
Other income (expense) - net	(12.0)	(154.8)	(86.0)	(3.3)
Non-operating income (expense) - net	(282.3)	(455.9)	(91.2)	(55.8)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(219.3)	(675.9)	(102.8)	373.1
Less: provision (benefit) for income taxes	(110.5)	(118.2)	(27.5)	81.6
Equity in net income of affiliates	2.3	4.2	0.5	2.8
Net income (loss)	(106.5)	(553.5)	(74.8)	294.3
Less: net (income) loss attributable to the non-controlling interest	(5.0)	(6.5)	(0.8)	(6.2)
Less: Dividends allocated to preferred stockholders	(64.1)	(114.0)	—	—
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(175.6)	$(674.0)	$(75.6)	$288.1
Basic earnings (loss) per share of common stock:
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(0.48)	$(2.14)	$(2.04)	$7.76
Diluted earnings (loss) per share of common stock:
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(0.48)	$(2.14)	$(2.04)	$7.72
Weighted average number of shares outstanding-basic	367.1	314.5	37.2	37.1
Weighted average number of shares outstanding-diluted	367.1	314.5	37.2	37.3
Other comprehensive income (loss), net of income taxes:
Net income (loss)	$(106.5)	$(553.5)	$(74.8)	$294.3
Foreign currency translation adjustments, net of tax (2)	26.4	(9.9)	5.9	(18.2)
Defined benefit pension plans:
Prior service credit (cost), net of tax expense (benefit) (3)	(0.8)	2.2	(0.1)	4.5
Net actuarial gain (loss), net of tax expense (benefit) (4)	(105.7)	(18.0)	65.5	(24.1)
Derivative financial instrument, net of tax expense (benefit) (5)	0.7	(1.1)	(0.1)	(0.3)
Total other comprehensive income (loss), net of tax	(79.4)	(26.8)	71.2	(38.1)
Comprehensive income (loss), net of tax	(185.9)	(580.3)	(3.6)	256.2
Less: comprehensive (income) loss attributable to the non-controlling interest	(8.1)	(3.2)	(1.0)	(5.4)
Comprehensive income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(194.0)	$(583.5)	$(4.6)	$250.8

(1) See Note 1 "Basis of Presentation" for further discussion.
(2) Tax Expense (Benefit) of $3.0 million, $(1.8) million, less than $0.1 million, and $(2.6) million for the Successor year ended December 31, 2020, for the Successor period from January 1 to December 31, 2019, for the Predecessor period from January 1 to February 7, 2019, and for Predecessor year ended December 31, 2018, respectively.
(3) Tax Expense (Benefit) of $(0.2) million, $0.9 million, and $1.2 million for the Successor year ended December 31, 2020, for the Successor period from January 1 to December 31, 2019, and for Predecessor year ended December 31, 2018, respectively.
(4) Tax Expense (Benefit) of $(34.6) million, $(6.1) million, $22.2 million, and $(6.7) million for the Successor year ended December 31, 2020, for the Successor period from January 1 to December 31, 2019, for the Predecessor period from January 1 to February 7, 2019, and for Predecessor year ended December 31, 2018, respectively.
(5) Tax Expense (Benefit) of $0.2 million, $(0.4) million, $(0.1) million, and $(0.1) million for the Successor year ended December 31, 2020, for the Successor period from January 1 to December 31, 2019, for the Predecessor period from January 1 to February 7, 2019, and for Predecessor year ended December 31, 2018, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Consolidated Balance Sheets
(Amounts in millions, except share data and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$354.5	$98.6
Accounts receivable, net of allowance of $11.0 at December 31, 2020 and $7.3 at December 31, 2019 (Note 17)	313.7	269.3
Other receivables	7.6	10.0
Prepaid taxes	130.3	4.0
Other prepaids	38.6	31.4
Other current assets (Note 13)	29.3	4.6
Total current assets	874.0	417.9
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $14.0 at December 31, 2020 and $7.5 at December 31, 2019 (Note 17)	26.4	29.4
Computer software, net of accumulated amortization of $126.0 at December 31, 2020 and $52.9 at December 31, 2019 (Note 17)	432.7	379.8
Goodwill (Note 17 and 18)	2,856.2	2,840.1
Deferred income tax (Note 9)	14.0	12.6
Other intangibles (Note 17 and 18)	4,812.0	5,251.4
Deferred costs (Note 4)	83.6	47.0
Other non-current assets (Note 7)	120.5	134.6
Total non-current assets	8,345.4	8,694.9
Total assets	$9,219.4	$9,112.8
Liabilities
Current liabilities
Accounts payable	$61.2	$55.0
Accrued payroll	104.4	137.9
Accrued income tax	6.9	7.8
Short-term debt (Note 6)	25.3	81.9
Make-whole derivative liability (Note 11 and 22)	—	172.4
Other accrued and current liabilities (Note 7)	160.3	167.3
Deferred revenue (Note 4)	467.2	467.5
Total current liabilities	825.3	1,089.8
Long-term pension and postretirement benefits (Note 10)	293.5	206.6
Long-term debt (Note 6)	3,255.8	3,818.9
Liabilities for unrecognized tax benefits (Note 9)	18.9	16.8
Deferred income tax (Note 9)	1,105.0	1,233.5
Other non-current liabilities (Note 17)	143.2	137.7
Total liabilities	5,641.7	6,503.3
Commitments and contingencies (Note 8 and 19)

Cumulative Series A Preferred Stock $0.001 par value per share,1,050,000 shares authorized and issued at December 31, 2019; Liquidation Preference of $1,067.9 at December 31, 2019 (Note 22)	—	1,031.8
Equity
Successor Common Stock, $0.0001 par value per share, authorized—2,000,000,000 shares; 423,418,131 shares issued and 422,952,228 shares outstanding at December 31, 2020, and 314,494,968 shares issued and outstanding at December 31, 2019	—	—
Capital surplus	4,310.2	2,116.9
Accumulated deficit	(685.0)	(573.5)
Treasury Stock, 465,903 shares at December 31, 2020	—	—
Accumulated other comprehensive loss	(106.0)	(23.5)
Total stockholder equity	3,519.2	1,519.9
Non-controlling interest	58.5	57.8
Total equity	3,577.7	1,577.7
Total liabilities and stockholder equity	$9,219.4	$9,112.8

The accompanying notes are an integral part of the consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Consolidated Statements of Cash Flows
(Tabular amounts in millions)

	Successor		Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Cash flows provided by (used in) operating activities:
Net income (loss)	$(106.5)	$(553.5)	$(74.8)	$294.3
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	536.9	482.4	11.1	88.7
Amortization of unrecognized pension loss (gain)	(0.4)	—	3.8	40.9
Pension settlement charge	0.6	—	85.8	—
Pension settlement payments	—	(105.9)	(190.5)	—
Income tax benefit from stock-based awards	—	—	10.3	4.9
Equity-based compensation expense	45.1	68.0	11.7	10.8
Restructuring charge	34.8	51.8	0.1	25.4
Restructuring payments	(17.0)	(39.1)	(2.1)	(33.8)
Change in fair value of make-whole derivative liability	32.8	172.4	—	—
Changes in deferred income taxes	(99.5)	(137.6)	(33.2)	46.2
Changes in prepaid and accrued income taxes	(131.7)	(10.0)	(8.1)	(24.8)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(42.3)	(15.2)	16.3	9.5
(Increase) decrease in other current assets	(30.2)	5.9	(1.2)	0.3
Increase (decrease) in deferred revenue	4.1	66.1	20.8	(15.1)
Increase (decrease) in accounts payable	5.0	(19.6)	37.8	(12.6)
Increase (decrease) in accrued liabilities	29.0	(10.2)	(39.7)	(41.8)
Increase (decrease) in other accrued and current liabilities	(19.0)	43.9	25.1	0.4
(Increase) decrease in other long-term assets	(48.3)	(38.3)	(96.0)	(13.5)
Increase (decrease) in long-term liabilities	(40.8)	(57.0)	154.6	(55.8)
Non-cash foreign exchange impacts	(5.6)	15.1	—	2.1
Net, other non-cash adjustments (1)	48.6	17.8	2.8	(0.7)
Net cash provided by (used in) operating activities	195.6	(63.0)	(65.4)	325.4
Cash flows provided by (used in) investing activities:
Payments for acquisitions of businesses, net of cash acquired	(20.6)	(6,078.0)	—	—
Cash settlements of foreign currency contracts	7.1	(7.9)	—	(7.8)
Capital expenditures	(7.7)	(12.5)	(0.2)	(5.1)
Additions to computer software and other intangibles	(113.7)	(56.4)	(5.1)	(53.1)
Net, other	0.6	0.2	—	0.7
Net cash provided by (used in) investing activities	(134.3)	(6,154.6)	(5.3)	(65.3)
Cash flows provided by (used in) financing activities:
Net payments related to stock-based plans	—	—	—	(1.4)
Proceeds from issuance of Class A common stock in the IPO transaction and Private Placement, net (2)	2,248.2	—	—	—
Proceeds from investors	—	3,176.8	—	—
Payment for the redemption of Cumulative Series A Preferred Stock	(1,067.9)	—	—	—
Payment for make-whole liability	(205.2)	—	—	—
Payment for debt early redemption premiums	(50.1)	—	—	—
Payments of dividends	(64.1)	(96.1)	—	(58.1)
Proceeds from borrowings on Credit Facility	407.2	228.3	167.0	1,095.1
Proceeds from borrowings on Predecessor’s Term Loan Facilities	—	—	—	300.0
Proceeds from issuance of Successor's Senior Notes	—	1,450.0	—	—
Proceeds from borrowings on Successor's Term Loan Facility - net of issuance discount	—	2,479.4	—	—
Retirement of Predecessor's Senior Notes	—	(625.1)	—	—
Payments of borrowings on Credit Facility	(407.2)	(228.3)	(70.0)	(1,578.2)
Payments of borrowing on Term Loan Facility	(19.0)	—	—	(360.0)
Payments of borrowings on Successor’s Senior Notes	(580.0)	—	—	—
(Payments) proceeds of borrowings on Successor's Bridge Loan	(63.0)	63.0	—	—
Payment of debt issuance costs	(2.5)	(122.6)	—	(3.6)
Net, other	(7.1)	(3.6)	(0.1)	(3.5)
Net cash provided by (used in) financing activities	189.3	6,321.8	96.9	(609.7)
Effect of exchange rate changes on cash and cash equivalents	5.3	(5.6)	1.2	(2.6)
Increase (decrease) in cash and cash equivalents	255.9	98.6	27.4	(352.2)
Cash and Cash Equivalents, Beginning of Period	98.6	—	90.2	442.4
Cash and Cash Equivalents, End of Period	$354.5	$98.6	$117.6	$90.2
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$120.9	$29.3	$3.4	$55.1
Interest	$249.0	$232.4	$2.4	$53.8
(1) Includes non-cash adjustments for the write down of deferred debt issuance costs and discount of $23.2 million associated with the partial redemption of the Senior Unsecured Notes, Senior Secured Notes, and amendments of the revolver and the term loan during the year ended December 31, 2020. In addition, non cash amortization of deferred debt issuance cost and discount is $21.8 million and $23.2 million for the year ended December 31, 2020 and the period from January 1 to December 31, 2019, respectively.
(2) Net of IPO offering costs of $132.8 million of which $131.9 million was paid by proceeds raised from the offering (see Note 2) and $0.9 million was paid prior to the IPO and Private Placement.
The accompanying notes are an integral part of the consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Consolidated Statements of Stockholder Equity (Deficit)
(Tabular amounts in millions)

	Common Stock	Capital Surplus	(Accumulated Deficit) Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Defined Benefit Postretirement Plans	Cash Flow Hedging Derivative	Total Stockholder Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
Predecessor:
Year ended December 31, 2018
Balance, January 1, 2018	$0.8	$332.0	$3,176.3	$(3,319.5)	$(218.2)	$(798.7)	$—	$(827.3)	$16.1	$(811.2)
Net income (loss)	—	—	288.1	—	—	—	—	288.1	6.2	294.3
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(5.5)	(5.5)
Equity-based compensation plans	—	0.8	—	9.2	—	—	—	10.0	—	10.0
Pension adjustments, net of tax benefit of $5.5	—	—	—	—	—	(19.6)	—	(19.6)	—	(19.6)
Dividend declared	—	—	(58.3)	—	—	—	—	(58.3)	—	(58.3)
Cumulative adjustment for Topic 606, net of tax benefit of $25.7	—	—	(81.1)	—	—	—	—	(81.1)	—	(81.1)
Change in cumulative translation adjustment, net of tax benefit of $2.6	—	—	—	—	(17.3)	—	—	(17.3)	(0.9)	(18.2)
Derivative financial instruments, net of tax benefit of $0.1	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Balance, December 31, 2018	$0.8	$332.8	$3,325.0	$(3,310.3)	$(235.5)	$(818.3)	$(0.3)	$(705.8)	$15.9	$(689.9)
For the Period from January 1, 2019 to February 7, 2019
Balance, December 31, 2018	$0.8	$332.8	$3,325.0	$(3,310.3)	$(235.5)	$(818.3)	$(0.3)	$(705.8)	$15.9	$(689.9)
Net income (loss)	—	—	(75.6)	—	—	—	—	(75.6)	0.8	(74.8)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Equity-based compensation plans	—	11.7	—	—	—	—	—	11.7	—	11.7
Pension adjustments, net of tax expense of $22.2	—	—	—	—	—	65.4	—	65.4	—	65.4
Change in cumulative translation adjustment, net of tax expense of less than $0.1	—	—	—	—	5.7	—	—	5.7	0.2	5.9
Derivative financial instruments, net of tax benefit of $0.1	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Balance, February 7, 2019	$0.8	$344.5	$3,249.4	$(3,310.3)	$(229.8)	$(752.9)	$(0.4)	$(698.7)	$16.8	$(681.9)

	Common Stock	Capital Surplus	(Accumulated Deficit) Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Defined Benefit Postretirement Plans	Cash Flow Hedging Derivative	Total Stockholder Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
Successor:
For the period from January 1, 2019 to December 31, 2019
Balance, January 1, 2019	$—	$—	$(13.5)	$—	$—	$—	$—	$(13.5)	$—	$(13.5)
Net income (loss)	—	—	(560.0)	—	—	—	—	(560.0)	6.5	(553.5)
Take-Private Transaction	—	2,048.4	—	—	—	—	—	2,048.4	60.3	2,108.7
Capital contribution	—	100.0	—	—	—	—	—	100.0	—	100.0
Equity-based compensation plans	—	68.0	—	—	—	—	—	68.0	—	68.0
Preferred dividend	—	(96.1)	—	—	—	—	—	(96.1)	—	(96.1)
Accretion - Series A Preferred Stock	—	(3.4)	—	—	—	—	—	(3.4)	—	(3.4)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(5.7)	(5.7)
Pension adjustments, net of tax benefit of $5.4	—	—	—	—	—	(15.8)	—	(15.8)		(15.8)
Change in cumulative translation adjustment, net of tax benefit of $1.8	—	—	—	—	(6.6)	—	—	(6.6)	(3.3)	(9.9)
Derivative financial instruments, net of tax benefit of $0.4	—	—	—	—	—	—	(1.1)	(1.1)	—	(1.1)
Balance, December 31, 2019	$—	$2,116.9	$(573.5)	$—	$(6.6)	$(15.8)	$(1.1)	$1,519.9	$57.8	$1,577.7

Year ended December 31, 2020
Balance, January 1, 2020	$—	$2,116.9	$(573.5)	$—	$(6.6)	$(15.8)	$(1.1)	$1,519.9	$57.8	$1,577.7
Net income (loss)	—	—	(111.5)	—	—	—	—	(111.5)	5.0	(106.5)
Accretion - Series A Preferred Stock	—	(36.1)	—	—	—	—	—	(36.1)	—	(36.1)
Issuance of Class A Common Stock in IPO and Private Placement, net of issuance costs	—	2,248.2	—	—	—	—	—	2,248.2	—	2,248.2
Equity-based compensation plans (1)	—	45.3	—	—	—	—	—	45.3	—	45.3
Pension adjustments, net of tax benefit of $34.8	—	—	—	—	—	(106.5)	—	(106.5)	—	(106.5)
Change in cumulative translation adjustment, net of tax expense of $3.0	—	—	—	—	23.3	—	—	23.3	3.1	26.4
Derivative financial instruments, net of tax expense of $0.2	—	—	—	—	—	—	0.7	0.7	—	0.7
Preferred dividend	—	(64.1)	—	—	—	—	—	(64.1)	—	(64.1)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(7.4)	(7.4)
Balance, December 31, 2020	$—	$4,310.2	$(685.0)	$—	$16.7	$(122.3)	$(0.4)	$3,519.2	$58.5	$3,577.7
(1) Includes $0.2 million related to the conversion of pre-IPO liability classified equity-based awards into restricted stock units.

The accompanying notes are an integral part of the consolidated financial statements.

DUN & BRADSTREET HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts, except share data and per share data, in millions)
Note 1 --Description of Business and Summary of Significant Accounting Policies

Description of Business. Dun & Bradstreet Holdings, Inc. through its operating company The Dun & Bradstreet Corporation ("Dun & Bradstreet" or "D&B") helps companies around the world improve their business performance. A global leader in business to business data and analytics, we glean insight from data to enable our clients to connect with the prospects, suppliers, clients and partners that matter most. Since 1841, companies of every size rely on Dun & Bradstreet to help them manage risk and reveal opportunity. We transform data into valuable business insights which are the foundation of our global solutions that clients rely on to make mission critical business decisions.

Dun & Bradstreet provides solution sets that meet a diverse set of clients’ needs globally. Clients use Finance & Risk solutions to mitigate credit, compliance and supplier risk, increase cash flow and drive increased profitability. Our Sales & Marketing solutions help clients better use data to grow sales, digitally engage with clients and prospects, improve marketing effectiveness and also offer data management capabilities that provide effective and cost efficient marketing solutions to increase revenue from new and existing clients.

Basis of Presentation. The accompanying financial statements of Dun & Bradstreet Holdings, Inc. (formerly Star Intermediate I, Inc.) and its subsidiaries ("we" or "us" or "our" or the "Company") were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. As discussed throughout this Note 1, we base our estimates on historical experience, current conditions and various other factors that we believe to be reasonable under the circumstances. Significant items subject to such estimates and assumptions include: valuation allowances for receivables and deferred income tax assets; tax liabilities related to our undistributed foreign earnings associated with the 2017 Tax Cuts and Jobs Act ("2017 Act"); liabilities for potential tax exposure and potential litigation claims and settlements; assets and obligations related to employee benefits; allocation of the purchase price in acquisition accounting; impairment assessment for goodwill and other intangible assets; long-term asset recoverability and estimated useful life; stock-based compensation; revenue deferrals; and restructuring charges. We review estimates and assumptions periodically and reflect the changes in the consolidated financial statements in the period in which we determine any changes to be necessary. Actual results could differ materially from those estimates under different assumptions or conditions.
Our consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Since early 2020, the novel coronavirus ("COVID-19") global pandemic has caused disruptions in the economy and volatility in the global financial markets. There is considerable uncertainty regarding its duration and the speed and nature of recovery. The extent of the impact of the COVID-19 global pandemic on our operations and financial performance will depend on the effects on our clients and vendors, which are uncertain at this time and cannot be predicted. In addition, the pandemic may affect management's estimates and assumptions of variable consideration in contracts with clients as well as other estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions.

The consolidated financial statements include our accounts, as well as those of our subsidiaries and investments in which we have a controlling interest. Investments in companies over which we have significant influence but not a controlling interest are recorded under the equity method of accounting. When events and circumstances warrant, equity investments accounted for under the equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other-than temporary. We elect to account for investments over which we do not have significant influence at cost adjusted for impairment or other changes resulting from observable market data. Market values associated with these investments are not readily available. Our cost investments were not material as of December 31, 2020 and 2019.
Initial Public Offering (“IPO”) and Private Placement

On July 6, 2020, we completed an IPO of 90,047,612 shares of our common stock, par value $0.0001 per share at a public offering price of $22.00 per share. Immediately subsequent to the closing of the IPO, a subsidiary of Cannae Holdings,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Inc. ("Cannae Holdings"), a subsidiary of Black Knight, Inc. ("Black Knight") and affiliates of CC Capital Partners LLC ("CC Capital") purchased from us in a private placement $200.0 million, $100.0 million and $100.0 million, respectively, of our common stock at a price per share equal to 98.5% of the IPO price, or $21.67 per share. We issued 18,458,700 shares of common stock in connection with the private placement. A total of 108,506,312 shares of common stock were issued in the IPO and concurrent private placement for gross proceeds of $2,381.0 million. See Note 2 to the consolidated financial statements for further discussion, including the use of proceeds and the impact on common share and per share information.

The Take-Private Transaction
On August 8, 2018, a consortium of investors formed a Delaware limited partnership, Star Parent, L.P. ("Parent") and Star Merger Sub, Inc. ("Merger Sub"), and subsequently formed subsidiaries including Dun & Bradstreet Holdings, Inc., Star Intermediate II, LLC and Star Intermediate III, LLC. Also on August 8, 2018, Dun & Bradstreet entered into an Agreement and Plan of Merger (the "Merger Agreement") with Parent and Merger Sub. On February 8, 2019, pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Dun & Bradstreet with Dun & Bradstreet continuing as the surviving corporation. The transaction is referred to as the "Take-Private Transaction." See further discussion on Note 15.
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

•Merger Sub entered into a credit agreement for new senior secured credit facilities (the "New Senior Secured Credit Facilities"). The New Senior Secured Credit Facilities provide for (i) a seven year senior secured term loan facility in an aggregate principal amount of $2,530.0 million (the "New Term Loan Facility"), (ii) a five year senior secured revolving credit facility in an aggregate principal amount of $400.0 million (the "New Revolving Facility") and (iii) a 364-day repatriation bridge facility in an aggregate amount of $63.0 million. Also on February 8, 2019, Merger Sub issued $700.0 million in aggregate principal amount of 6.875% senior secured notes (the "New Senior Secured Notes") and $750.0 million in aggregate principal amount of Senior Unsecured Notes due 2027 (the "New Senior Unsecured Notes"). See Note 6 for further discussion.

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

As a result of the Take-Private Transaction on February 8, 2019, the merger was accounted for in accordance with ASC 805, "Business Combinations" ("ASC 805"), and Dun & Bradstreet Holdings, Inc. was determined to be the accounting acquirer. The accompanying consolidated financial statements and information are presented on a Successor and Predecessor basis. References to Predecessor refer to the results of operations, cash flows and financial position of The Dun & Bradstreet Corporation and its subsidiaries prior to the closing of the Take-Private Transaction. References to Successor refer to the consolidated financial position of Dun & Bradstreet Holdings, Inc. and its subsidiaries as of December 31, 2020 and December 31, 2019, and the results of operations and cash flows of Dun & Bradstreet Holdings, Inc. and its subsidiaries for the year ended December 31, 2020 and the period from January 1, 2019 to December 31, 2019. During the period from January 1, 2019 to February 7, 2019, Dun & Bradstreet Holdings, Inc. had no significant operations and limited assets and had only incurred transaction related expenses prior to the Take-Private Transaction. The Successor periods include the consolidated results of operations, cash flows and financial position of Dun & Bradstreet and its subsidiaries on and after February 8, 2019. The Predecessor and Successor consolidated financial information presented herein is not comparable primarily due to the impacts of the Take-Private Transaction including the application of acquisition accounting in the Successor financial statements as of February 8, 2019, as further described in Note 15, of which the most significant impacts are (i) the increased amortization expense for intangible assets; (ii) additional interest expense associated with debt financing arrangements entered into in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
connection with the Take-Private Transaction; (iii) higher non-recurring transaction costs and the pension settlement charge attributable to the Take-Private Transaction; and (iv) a shorter Successor period for our International operations.
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
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the United Kingdom/Ireland ("U.K."), Greater China, India and indirectly through our Worldwide Network alliances ("WWN alliances").
Except as described below, the consolidated financial statements reflect results of the subsidiaries outside of North America for the year ended November 30 in order to facilitate the timely reporting of the consolidated financial results and consolidated financial position. For the period from January 1, 2019 to December 31, 2019 (Successor), the results of subsidiaries outside of North America are reflected for the period from February 8, 2019 through November 30, 2019. For the period from January 1 to February 7, 2019 (Predecessor), the results of subsidiaries outside of North America are reflected for the period from December 1, 2018 to January 7, 2019.
As a result of the lag reporting in the International segment, we excluded the revenue and expenses for the period of January 8, 2019 to February 7, 2019, (the "International lag adjustment"), in connection with the Take-Private Transaction on February 8, 2019.
Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation.
Significant Accounting Policies
Revenue Recognition
Revenue is recognized when promised goods or services are transferred to clients in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services by following a five-step process, (1) identify the contract with a client, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue when or as we satisfy a performance obligation.
We generate revenue from licensing our data and providing related data services to our clients. Our data is integrated into our hosted or on-premise software applications. Data is also delivered directly into client third-party applications (or our on-premise applications) using our application programming interfaces ("API") or as computer files. Some of our data and reports can be purchased through our websites individually or in packages.
Most of our revenue comes from clients we contract with directly. We also license data, trademarks and related technology and support services to our Worldwide Network partners for exclusive distribution of our products to clients in their territories. We also license our data to our alliance partners who use the data to enhance their own products or enable it to be seamlessly delivered to their customers.
Revenue is net of any sales or indirect taxes collected from clients, which are subsequently remitted to government authorities.
Performance Obligations and Revenue Recognition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
All our clients license our data and/or software applications. The license term is generally a minimum of 12 months and non-cancelable. If the client can benefit from the license only in conjunction with a related service, the license is not distinct and is combined with the other services as a single performance obligation.
We recognize revenue when (or as) we satisfy a performance obligation by transferring promised licenses and or services underlying the performance obligation to the client. Some of our performance obligations are satisfied over time as the product is transferred to the client. Performance obligations which are not satisfied over time are satisfied at a point in time.
Determining whether the products and services in a contract are distinct and identifying the performance obligations requires judgment. When we assess contracts with clients we determine if the data we promise to transfer to the client is individually distinct or is combined with other licenses or services which together form a distinct product or service and a performance obligation. We also consider if we promise to transfer a specific quantity of data or provide unlimited access to data.
We determined that when clients can purchase a specified quantity of data based on their selection criteria and data layout, each data record is distinct and a performance obligation, satisfied on delivery. If we promise to update the initial data set at specified intervals, each update is a performance obligation, which we satisfy when the update data is delivered.
When we provide clients continuous access to the latest data using our API-based and online products, the client can consume and benefit from this content daily as we provide access to the data. We determined that for this type of offering our overall promise is a service of daily access to data which represents a single performance obligation satisfied over time. We recognize revenue ratably for this type of performance obligation.
Clients can purchase unlimited access to data in many of our products for the non-cancelable contract term. These contracts are priced based on their anticipated usage volume of the product and we have the right to increase the transaction price in the following contract year if usage in the current contract year exceeds certain prescribed limits. The limits are set at a level that the client is unlikely to exceed so in general, we fully constrain any variable consideration until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. For these contracts the performance obligation is satisfied over time as we provide continuous access to the data. We recognize revenue ratably over the contract term.
For products sold under our annual and monthly discount plans the client receives a discount based on the amount they commit to spend annually, or the actual amount spent at the end of each monthly billing cycle. Each report or data packet purchased is a separate performance obligation which is satisfied when the report or data packet is delivered. The client can also purchase a monitoring service on the report or data packet which is a performance obligation satisfied over time because the client benefits from the service as we monitor the data and provide alerts when the data changes. We recognize revenue ratably over the monitoring period.
In some contracts, including annual discount plans, the client commits to spend a fixed amount on the products. Breakage occurs if the client does not exercise all their purchasing rights under the contract. We recognize breakage at the end of the contract when the likelihood of the client exercising their remaining rights becomes remote.
Many of our contracts provide the client an option to purchase additional products. If the option provides the client a discount which is incremental to discounts typically given for those products, the contract provides the client a material right that it would not receive without entering into the contract. An amount of the transaction price is allocated to the material right performance obligation and is recognized when the client exercises the option or when the option expires.
We have long-term contracts with our Worldwide Network partners. These contracts are typically for an initial term of up to 10 years and automatically renew for further terms unless notice is given before the end of the initial or renewal term. We grant each partner the exclusive right to sell our products in the countries that constitute their territory. We provide them access to data, use of our brand and technology and other services and support necessary for them to sell our products and services in their territory. We determined this arrangement is a series of distinct services and represents a single performance obligation satisfied over time. These contracts contain multiple streams of consideration, some of which are fixed and some are variable. These variable amounts are allocated to the specific service period during which the sales or usage occurred if the variable amount is commensurate with the benefit to the client of the additional service and is consistent with our customary pricing practices. Otherwise the variable amount is accounted for as a change in the transaction price for the contract. We recognize revenue ratably for this performance obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
We license our data to our alliance partners. Most contracts specify the number of licensed records or data sets to be delivered. If the licenses are distinct, we satisfy them on delivery of the data. Contract consideration is often a sales or usage-based royalty, sometimes accompanied by a guaranteed minimum amount. Any fixed consideration is allocated to each performance obligation based on the standalone selling price of the data. We apply the variable consideration exception for license revenue in the form of royalties when the license is the sole or predominant item to which the royalty relates. Royalty revenue is recognized when the later of the following events have occurred: (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied).

Contracts with Multiple Performance Obligations

Our contracts with clients often include promises to transfer multiple performance obligations. For these contracts we allocate the transaction price to each performance obligation in the contract on a relative standalone selling price basis. The standalone selling price is the price at which we would sell the promised service separately to a client. We use the observable price based on prices in contracts with similar clients in similar circumstances. When the standalone selling price is not directly observable from actual standalone sales, we estimate a standalone selling price making maximum use of any observable data and estimates of what a client in the market would be willing to pay for those goods or services.

We allocate variable consideration to a performance obligation or a distinct product if the terms of the variable payment relate specifically to our efforts to satisfy the performance obligation or transfer the distinct product and the allocation is consistent with the allocation objective. If these conditions are not met or the transaction price changes for other reasons after contract inception, we allocate the change on the same basis as at contract inception.

Contract Combinations and Modifications
Many of our clients have multiple contracts for various products. Contracts entered into at or near the same time with the same client are combined into a single contract when they are negotiated together with a single commercial objective or the contracts are related in other ways.
Contract modifications are accounted for as a separate contract if additional products are distinct and the transaction price increases by an amount that reflects the standalone selling prices of the additional products. Otherwise, we generally account for the modifications as if they were the termination of the existing contracts and creation of new contracts if the remaining products are distinct from the products transferred before the modification. The new transaction price is the unrecognized revenue from the existing contracts plus the new consideration. This amount is allocated to the remaining performance obligations based on the relative standalone selling prices.

Restructuring Charges. Restructuring charges have been recorded in accordance with Accounting Standards Codification ("ASC") 712-10, "Nonretirement Postemployment Benefits," or "ASC 712-10," and/or ASC 420-10, "Exit or Disposal Cost Obligations," or "ASC 420-10," as appropriate.
Effective January 1, 2019, we adopted ASU No. 2016-02, "Leases (Topic 842)," and as a result, terminated contracts that meet the lease definition are no longer accounted for under ASC 420-10. Terminated lease obligations or lease obligations for facilities we no longer occupy are accounted for in accordance with Topic 842. We have reclassified liabilities associated with such lease obligations to long-term and short-term lease liabilities (see Note 7 for further discussion). Certain termination costs and obligations that do not meet the lease criteria continue to be accounted for in accordance with ASC 420-10. Right of use assets are assessed for impairment in accordance to Topic 360. Right of use asset impairment charges and lease costs related to facilities we ceased to occupy are reflected in "Restructuring charges."
We record severance costs provided under an ongoing benefit arrangement once they are both probable and estimable in accordance with the provisions of ASC 712-10.
We account for one-time termination benefits, contract terminations and/or, prior to 2019, costs to terminate lease obligations less assumed sublease income in accordance with ASC 420-10, which addresses financial accounting and reporting for costs associated with restructuring activities. Under ASC 420-10, we establish a liability for a cost associated with an exit or disposal activity, including severance and prior to 2019 lease termination obligations, and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under an ongoing arrangement as described in ASC 712-10 or under a one-time benefit arrangement as defined by ASC 420-10. Inherent in the estimation of the costs related to the restructuring activities are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructuring activities, we have to make estimates related to the expenses associated with the restructuring activities. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

Leases. In accordance with ASC 842, at the inception of a contract, we assess whether the contract is, or contains, a lease. A contract contains a lease if it conveys to us the right to control the use of property, plant and equipment (an identified asset). We control the identified asset if we have a right to substantially all the economic benefits from use of the asset and the right to direct its use for a period of time.
Most of our leases expire over the next nine years, with the majority expiring within two years. Leases may include options to early terminate the lease or renew at the end of the initial term. Generally, these lease terms do not affect the term of the lease because we are not reasonably certain that we will exercise our option.
We primarily use the incremental borrowing rate to determine the present value of the lease payments because the implicit rate is generally not available to a lessee. We determine the incremental borrowing rate using an applicable reference rate (LIBOR or LIBOR equivalent or local currency swap rates) considering both currency and lease term, combined with our estimated borrowing spread for secured borrowings.
We recognize operating lease expense on a straight-line basis over the term of the lease. Lease payments may be fixed or variable. Only lease payments that are fixed, in-substance fixed or depend on a rate or index are included in determining the lease liability. Variable lease payments include payments made to the lessor for taxes, insurance and maintenance of the leased asset and are recognized as operating expenses as incurred.
We apply certain practical expedients allowed by Topic 842. Lease payments for leases with an initial term of 12 months or less are not included in right of use assets or operating lease liabilities. Instead they are recognized as short term lease operating expense on a straight-line basis over the term. We have also elected not to separate lease and non-lease components for our office leases. We separate the lease components from the non-lease components using the relative standalone selling prices of each component for all our other leased asset classes. We estimate the standalone selling prices using observable prices, and if they are not available, we estimate the price. Non-lease components include maintenance and other services provided in the contract related to the leased asset. Non-lease components are recognized in accordance with other applicable accounting policies. See Note 7.
Prior to the adoption of ASC 842, we expensed the net fixed payments of operating leases on a straight-line basis over the lease term as required under the prior lease accounting standard ASC 840. Under the prior lease accounting standard, lease assets and liabilities were not required to be recognized.

Employee Benefit Plans. We provide various defined benefit plans to our employees as well as health care benefits to our retired employees. We use actuarial assumptions to calculate pension and benefit costs as well as pension assets and liabilities included in the consolidated financial statements. See Note 10.

Legal Contingencies. We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe we have adequate reserves, and such reserves are not material to the consolidated financial statements. In addition, from time to time we may be involved in additional matters which could become material and for which we may also establish reserve amounts as discussed in Note 8. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

Cash and Cash Equivalents. We consider all investments purchased with an initial term from the date of purchase by the Company to maturity of three months or less to be cash equivalents. These instruments are stated at cost, which approximates fair value because of the short maturity of the instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Accounts Receivable Trade and Contract Assets. We classify the right to consideration in exchange for products or services transferred to a client as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional. Receivables include amounts billed and currently due from clients.

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets include unbilled amounts typically resulting from sale of long-term contracts when the revenue exceeds the amount billed to the client, and the right to payment is not subject to the passage of time. Amounts may not exceed their net realizable value.

Accounts Receivable Allowances. In order to determine an estimate of expected credit losses, receivables are segmented based on similar risk characteristics including historical credit loss patterns and industry or class of customers to calculate reserve rates. The Company uses an aging method for developing its allowance for credit losses by which receivable balances are stratified based on aging category. A reserve rate is calculated for each aging category which is generally based on historical information. The reserve rate is adjusted, when necessary, for current conditions (e.g., macroeconomic or industry related) and forecasts about the future. The Company also considers customer specific information (e.g., bankruptcy or financial difficulty) when estimating its expected credit losses, as well as the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances.

Expected credit losses are subtracted or added to the accounts receivable allowance. Actual uncollectible account write-offs are recorded against the allowance. The Company adopted the new accounting standard on Financial Instruments - Credit Losses (Topic 326) effective January 1, 2020. See Note 3.

Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation, except for property, plant and equipment that have been impaired for which the carrying amount is reduced to the estimated fair value at the impairment date. Property, plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. Buildings are depreciated over a period of 40 years. Equipment, including furniture, is depreciated over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

Computer Software. Computer software includes capitalized software development costs for various computer software applications for internal use, including systems which support our databases and common business services and processes (back-end systems), our financial and administrative systems (back-office systems) and systems which we use to deliver our information solutions to clients (client-facing systems). Computer software also includes purchased software and software recognized in connection with acquisitions.

Costs incurred during a software development project’s preliminary stage and post-implementation stage are expensed as incurred. Development activities that are eligible for capitalization include software design and configuration, development of interfaces, coding, testing, and installation. Capitalized costs are amortized on a straight-line basis over the estimated lives which range from three to eight years, beginning when the related software is ready for its intended use.

We enter into cloud computing arrangements to access third party software without taking possession of the software. We assess development activities required to implement such services and defer certain implementation costs directly related to the hosted software that would be eligible for capitalization for internal-use software projects. Deferred implementation costs related to these service arrangements do not qualify as capitalized software and are required to be expensed over the term of the service arrangement, beginning when the implementation activities, including testing, are substantially completed and the related software is operational for users.

We periodically reassess the estimated useful lives of our computer software considering our overall technology strategy, the effects of obsolescence, technology, competition and other economic factors on the useful life of these assets.

Computer software and deferred implementation costs are tested for impairment along with other long-lived assets (See Impairment of Long-Lived Assets).

Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase consideration over the fair value of assets and liabilities of businesses acquired. Goodwill is not subject to regular periodic amortization. Instead, the carrying amount of goodwill is tested for impairment at least annually at December 31, and between annual tests if events or circumstances warrant such a test.
We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment which is a business and for which discrete financial information is available and reviewed by a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
segment manager. At December 31, 2020, our reporting units are Finance & Risk and Sales & Marketing within the North America segment, and United Kingdom, Greater China, India and our WWN alliances within the International segment.
In accordance with ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment we record goodwill impairment charges if a reporting unit’s carrying value exceeds its fair value. The impairment charge is also limited to the amount of goodwill allocated to the reporting unit. An impairment charge, if any, is recorded as an operating expense in the period that the impairment is identified.
For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed. Alternatively, we may elect to proceed directly to the quantitative goodwill impairment test.
For the qualitative goodwill impairment test, we analyze actual and projected reporting unit growth trends for revenue and profits, as well as historical performance. We also assess critical factors that may have an impact on the reporting units, including macroeconomic conditions, market-related exposures, regulatory environment, cost factors, changes in the carrying amount of net assets, any plans to dispose of all or part of the reporting unit, and other reporting unit specific factors such as changes in key personnel, strategy, customers or competition.
For the quantitative goodwill impairment test, we determine the fair value of our reporting units based on the market approach and also in certain instances using the income approach to further validate our results. Under the market approach, we estimate the fair value based on market multiples of current year EBITDA for each individual reporting unit. We use judgment in identifying the relevant comparable company market multiples (e.g., recent divestitures/acquisitions, facts and circumstances surrounding the market, dominance, growth rate, etc.). For the income approach, we use the discounted cash flow method to estimate the fair value of a reporting unit. The projected cash flows are based on management’s most recent view of the long-term outlook for each reporting unit. Factors specific to each reporting unit could include revenue growth, profit margins, terminal value, capital expenditure projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management.
For 2020 and 2019, we performed the qualitative test for each of our reporting units and the results of our tests indicated that it was not more likely than not that the goodwill in any reporting unit was impaired. We performed a quantitative goodwill impairment test during 2018, which resulted in no impairment.
The value of goodwill increased significantly as a result of the Take-Private Transaction on February 8, 2019. See Note 18 to the consolidated financial statements for further detail on goodwill by segment.
Indefinite-lived intangibles other than goodwill are also assessed annually for impairment at December 31, or, under certain circumstances which indicate there may be an impairment. An impairment loss is recognized if the carrying value exceeds the fair value. The estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets. We perform both qualitative and quantitative impairment tests to compare the fair value of the indefinite-lived intangible asset with its carrying value. We perform a qualitative impairment test based on macroeconomic and market conditions, industry considerations, overall performance and other relevant factors. We may also perform a quantitative impairment test primarily using an income approach based on projected cash flows.
No impairment charges related to goodwill and indefinite-lived intangibles have been recognized for the year ended December 31, 2020, the period from January 1, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to February 7, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor).
Other amortizable intangible assets are recognized in connection with acquisitions. They are amortized over their respective remaining useful life ranging 5 to 12 years as of December 31, 2020, based on the timing of the benefits derived from each of the intangible assets.

Impairment of Long-Lived Assets. Long-lived assets, including property, plant and equipment, right of use assets, internal-use software and other intangible assets held for use, are tested for impairment when events or circumstances indicate the carrying amount of the asset group that includes these assets is not recoverable. An asset group is the lowest level for which its cash flows are independent of the cash flows of other asset groups. The carrying value of an asset group is considered unrecoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. The impairment loss is measured by the difference between the carrying value of the asset group and its fair value. We generally estimate the fair value of an asset group using an income approach or quoted market price, whichever is applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Income Taxes. We are subject to income taxes in the United States and many foreign jurisdictions. In determining our consolidated provision for income taxes for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the determination of the recoverability of certain deferred tax assets and the calculation of certain tax liabilities, which arise from temporary differences between the tax and financial statement recognition of revenue, expenses and net operating losses.
In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.
We currently have recorded valuation allowances that we will maintain until it is more likely than not the deferred tax assets will be realized. Our income tax expense recorded in the future may be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income may require that we record an additional valuation allowance against our deferred tax assets. An increase in a valuation allowance could result in additional income tax expense in such period and could have a significant impact on our future earnings. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management records the effect of a tax rate or law change on our deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on our financial condition, results of operations or cash flows.

Foreign Currency Translation. For all operations outside the United States where the local currency is the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using monthly average exchange rates. For those countries where the local currency is the functional currency, translation adjustments are accumulated in a separate component of stockholder equity. Foreign currency transaction gains and losses are recognized in earnings in the consolidated statement of operations and comprehensive income (loss). We recorded net foreign currency transaction losses of $7.5 million, $15.8 million, $0.8 million and $2.2 million for the year ended December 31, 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to February 7, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively.

Earnings Per Share ("EPS") of Common Stock. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of our outstanding stock incentive awards. In the case of a net loss, the dilutive effect of the awards outstanding under our then-existing stock incentive plans are not included in the computation of the diluted loss per share as the effect of including these shares in the calculation would be anti-dilutive. The dilutive effect of awards outstanding under the stock incentive plans reflected in diluted earnings per share was calculated under the treasury stock method.

Stock-Based Compensation. Stock-based compensation expense is recognized over the award’s vesting period on a straight-line basis. The compensation expense is determined based on the grant date fair value. For restricted stock, grant date fair value is based on the closing price of our stock on the date of grant. For stock options, we estimate the grant date fair value using the Black-Scholes valuation model. We recognize forfeitures and the corresponding reductions in expense as they occur. Subsequent to the Take-Private Transaction, our common stock was not publicly traded for a period of time. Thus, estimating grant date fair value prior to the IPO required us to make assumptions including stock price, expected time to liquidity, expected volatility and discount for lack of marketability. The fair value of the underlying shares prior to the IPO was determined contemporaneously with the grants.
For our 2019 grants, we determined stock price per unit equal to the closing price of our Class A equity unit price on February 8, 2019, also the closing date of the Take-Private Transaction. Approximately 94% of the units issued in 2019 were granted in February and March 2019 and almost all of the rest were granted by June 2019. As these grant dates were shortly after the Take-Private Transaction and there were no indications that the value of our Company changed, we believe the Take-Private Transaction date price approximates our fair value on each of the grant dates.
For the expected time to liquidity assumption, management estimated, on the valuation date, the expected change of control or liquidity event was approximately three and half years. The estimate was based on available facts and circumstances on the valuation date, such as our performance and outlook, investors’ strategy and need for liquidity, market conditions, and our financing needs, among other things.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
During the time that our stock was not traded publicly, to quantify the appropriate illiquidity or lack of marketability discount inherent in the profits interest units, the protective put method was used. The lack of marketability discount was estimated as the value (or cost) of an at-the-money put option with the same expected holding period as the profits interest units, divided by the stock value.
For the expected volatility assumption after the Take-Private Transaction, we utilize the observable data of a group of similar public companies ("peer group") to develop our volatility assumption. The expected volatility of our stock is determined based on the range of the measure of the implied volatility and the historical volatility for our peer group of companies, re-levered to reflect our capital structure and debt, for a period which is commensurate with the expected holding period of the units.

Our stock-based compensation programs are described more fully in Note 11.

Financial Instruments. From time to time we use financial instruments, including foreign exchange forward contracts, foreign exchange option contracts and interest rate derivatives, to manage our exposure to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies our exposure to these risks in order to minimize the potential negative impact and/or to reduce the volatility that these risks may have on our financial results.
We may use foreign exchange forward and foreign exchange option contracts to hedge certain non-functional currency denominated intercompany and third-party transactions. In addition, foreign exchange forward and foreign exchange option contracts may be used to hedge certain of our foreign net investments. From time to time, we may use interest rate swap contracts to hedge our long-term fixed-rate debt and/or our short-term variable-rate debt.
We recognize all such financial instruments on the balance sheet at their fair values, as either assets or liabilities, with an offset to earnings or other comprehensive earnings, depending on whether the derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. If a derivative instrument meets hedge accounting criteria as prescribed in the applicable guidance, it is designated as one of the following on the date it is entered into:
Cash Flow Hedge—A hedge of the exposure to variability in the cash flows of a recognized asset, liability or a forecasted transaction. For qualifying cash flow hedges, the changes in fair value of hedging instruments are reported as Other Comprehensive Income (Loss) ("OCI") and are reclassified to earnings in the same line item associated with the hedged item when the hedged item impacts earnings.
Fair Value Hedge—A hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment. For qualifying fair value hedges, the change in fair value of the hedged item attributable to the hedged risk and the change in the fair value of the hedge instrument is recognized in earnings and presented in the same income statement line item.
We formally document all relationships between hedging instruments and hedged items for a derivative to qualify as a hedge at inception and throughout the hedged period, and we have documented policies for managing our exposures. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged. The hedge accounting effectiveness is monitored on an ongoing basis, and if considered ineffective, we discontinue hedge accounting prospectively. See Note 13.

Fair Value Measurements. We account for certain assets and liabilities at fair value, including purchase accounting applied to assets and liabilities acquired in a business combination and long-lived assets that are written down to fair value when they are impaired. Upon the completion of an acquisition, we identify the acquired assets and liabilities, including intangible assets and estimate their fair values. We define fair value as the exchange price that would be received for an asset or paid to transfer a liability (in either case an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Level Input	Input Definition
Level I	Observable inputs utilizing quoted prices (unadjusted) for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs other than quoted prices included in Level I that are either directly or indirectly observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs for the asset or liability in which little or no market data exists, therefore requiring management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. The determination of fair value often involves judgments about assumptions such as determining an appropriate discount rate that factors in both risk and liquidity premiums, identifying the similarities and differences in market transactions, weighting those differences accordingly and then making the appropriate adjustments to those market transactions to reflect the risks specific to our assets and liabilities being valued. Fair value measurements also require us to project our future cash flows based on our business plans and outlook which can be significantly impacted by our future growth opportunities, general market and geographic sentiment. Accordingly, the estimates presented herein may not necessarily be indicative of amounts we could realize in a current market sale.
Note 2 -- IPO and Private Placement
On July 6, 2020, we completed an IPO of 90,047,612 shares of our common stock, par value $0.0001 per share at a public offering price of $22.00 per share. Immediately subsequent to the closing of the IPO, a subsidiary of Cannae Holdings, a subsidiary of Black Knight and affiliates of CC Capital purchased a total of 18,458,700 shares of common stock from us in a private placement at a price per share equal to 98.5% of the IPO price, or $21.67 per share, for proceeds of $200.0 million, $100.0 million and $100.0 million, respectively. A total of 108,506,312 shares of common stock were issued in the IPO and concurrent private placement for gross proceeds of $2,381.0 million. The use of the proceeds from the IPO and concurrent private placement was as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

•In connection with the IPO, we adopted the Dun & Bradstreet 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"). See further discussion in Note 11.
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
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract: Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements - a consensus of the EITF.” The standard aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Costs incurred during the planning and post implementation stages are typically expensed, while costs incurred during the development stage are typically capitalized. The capitalized implementation costs are to be expensed over the term of the hosting arrangement including renewal options to the extent those options are expected to be utilized. This update also requires the capitalized implementation costs to be presented in the consolidated financial statements consistent with the presentation of the ongoing fees and payments associated with the cloud arrangement. We adopted this update as of January 1, 2020 and applied its amendments prospectively to implementation costs incurred after the date of adoption. This update did not have a material effect on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 and its related amendments (the new lease standard or Topic 842) requires lessees to recognize all operating leases as right of use assets and lease liabilities on their balance sheet. The lease liability is initially measured at the present value of unpaid lease payments payable over the lease term including renewal periods that the lessee is reasonably certain to renew. The right of use asset is initially equal to the lease liability adjusted for any lease payments paid at or before the lease commencement date or lease incentives received and deferred rent liability. The standard also requires additional disclosures about the amount, timing and uncertainty of cash flows from leases.

On January 1, 2019, we adopted the new lease standard using the effective date transition method which allows us to report comparative periods in accordance with prior lease guidance. We have adopted the package of transition practical expedients which allows us to not reassess our existing lease classifications, initial direct costs, and whether or not an existing contract contains a lease. The lease liability for existing leases at the transition date was measured using the unpaid minimum rental payments. We recognized $91.9 million and $112.9 million of existing operating leases as right of use assets and lease liabilities, respectively, effective January 1, 2019. The adoption of the new lease standard did not have a material effect on our consolidated statement of operations and cash flows.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities measure credit losses in a manner similar to what is required under the existing guidance, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. We adopted this update as of January 1, 2020. This update did not have a material effect on our consolidated financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-
General (Topic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans.” The standard amends ASC 715, “Compensation - Retirement Benefits,” to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amendments are to be applied retrospectively. The standard is effective for public business entities for fiscal years ending after December 15, 2020, and for all other entities for fiscal years ending after December 15, 2021. Early adoption is permitted. We adopted this update as of December 31, 2020. See Note 10.
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
Note 4 -- Revenue
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020 (Successor) is as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
Future revenue	$1,138.2	$534.2	$261.1	$94.6	$66.2	$134.8	$2,229.1

The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Contract Balances

	Successor		Predecessor
	At December 31, 2020	At December 31, 2019	At December 31, 2018
Accounts receivable, net	$313.7	$269.3	$270.8
Short-term contract assets	$1.4	$1.0	$1.3
Long-term contract assets	$3.8	$2.8	$2.6
Short-term deferred revenue	$467.2	$467.5	$529.1
Long-term deferred revenue	$16.3	$7.8	$7.3

The increase in deferred revenue of $8.2 million from December 31, 2019 to December 31, 2020 was primarily due to cash payments received or due in advance of satisfying our performance obligations, largely offset by approximately $472.5 million of revenue recognized that were included in the deferred revenue balance at December 31, 2019, net of the purchase accounting fair value adjustment as a result of our Take-Private Transaction in February 2019.

The increase in contract assets of $1.4 million is primarily due to new contract assets recognized, net of new amounts reclassified to receivables during 2020, largely offset by $3.2 million of contract assets included in the balance at January 1, 2020 that were reclassified to receivables when they became unconditional.

The decrease in deferred revenue of $61.1 million from December 31, 2018 (Predecessor) to December 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
(Successor) was primarily due to $390.1 million of revenue recognized that was included in the deferred revenue balance at December 31, 2018 (Predecessor), net of the purchase accounting fair value adjustment as a result of our Take-Private Transaction in February 2019, largely offset by cash payments received or due in advance of satisfying our performance obligations. The change in short-term and long-term contract assets was not significant.

See Note 18 for schedule of disaggregation of revenue.
Assets Recognized for the Costs to Obtain a Contract
Commission assets, net of accumulated amortization included in deferred costs, were $83.6 million and $47.0 million as of December 31, 2020 and December 31, 2019, respectively.
The amortization of commission assets is as follows:

Period	Amortization
Year ended December 31, 2020 (Successor)	$17.0
Period from January 1 to December 31, 2019 (Successor)	$4.7
Period from January 1 to February 7, 2019 (Predecessor)	$3.2
Year ended December 31, 2018 (Predecessor)	$26.9
Note 5 -- Restructuring Charges

We incurred restructuring charges (which generally consist of employee severance and termination costs, and contract terminations). These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
We recorded a restructuring charge of $34.8 million for the year ended December 31, 2020 (Successor). This charge consists of:

•Severance costs of $9.9 million under ongoing benefit arrangements. Approximately 165 employees were impacted. Most of the employees impacted exited the Company by the end of 2020. The cash payments for these employees will be substantially completed by the end of the second quarter of 2021; and

•Contract termination, impairment of right of use assets and other exit costs, including those to consolidate or close facilities of $24.9 million.
We recorded a restructuring charge of $51.8 million for the year ended December 31, 2019 (Successor) and $0.1 million for the period from January 1, 2019 to February 7, 2019 (Predecessor). These charges consist of:

•Severance costs of $36.6 million (Successor) and $0.1 million (Predecessor) under ongoing benefit arrangements. Approximately 540 employees were impacted and exited the Company by the end of 2019. The cash payments for these employees were substantially completed by the end of the first quarter of 2020; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $15.2 million (Successor).
We recorded a restructuring charge of $25.4 million for the year ended December 31, 2018 (Successor). This charge consists of:

•Severance costs of $22.3 million under ongoing benefit arrangements. Approximately 390 employees were impacted and exited the Company by the end of 2018. The cash payments for these employees were completed by the end of 2019; and

•Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $3.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The following table sets forth the restructuring reserves and utilization:

	Severance and Termination	Contract Termination and Other Exit Costs	Total
Predecessor:
Balance as of December 31, 2017	$12.7	$3.5	$16.2
Charge taken during 2018	22.3	3.1	25.4
Payments made during 2018	(30.3)	(3.7)	(34.0)
Balance remaining as of December 31, 2018	$4.7	$2.9	$7.6
Charge taken from January 1 to February 7, 2019	0.1	—	0.1
Payments made through February 7, 2019	(1.6)	(0.5)	(2.1)
Reclassification related to leases pursuant to the adoption of Topic 842	—	(2.4)	(2.4)
Balance remaining as of February 7, 2019	$3.2	$—	$3.2

Successor:
Balance as of December 31, 2018	$—	$—	$—
Impact of purchase accounting	3.2	—	3.2
Charge taken during 2019 (1)	36.6	12.2	48.8
Payments and other adjustments made during 2019	(33.5)	(7.4)	(40.9)
Balance remaining as of December 31, 2019	$6.3	$4.8	$11.1
Charge taken during 2020 (1)	9.9	5.9	15.8
Payments made during 2020	(13.7)	(3.3)	(17.0)
Balance remaining as of December 31, 2020	$2.5	$7.4	$9.9
(1)Balance excludes charges accounted for under Topic 842. See Note 7 "Leases" for further discussion.
Note 6 -- Notes Payable and Indebtedness

Successor Debt

In connection with the Take-Private Transaction on February 8, 2019, the Company entered into a credit agreement governing its New Senior Secured Credit Facilities. The New Senior Secured Credit Facilities provided for (i) a seven year senior secured term loan facility in an aggregate principal amount of $2,530 million; (ii) a five year senior secured revolving credit facility in an aggregate principal amount of $400 million; and (iii) a 364-day repatriation bridge facility in an aggregate amount of $63 million. The closing of the New Senior Secured Credit Facilities was conditional on the redemption of the Predecessor debt. Also on February 8, 2019, Merger Sub, which was merged into Dun & Bradstreet upon the closing of the Take-Private Transaction, issued $700 million in aggregate principal amount of 6.875% New Senior Secured Notes due 2026 and $750 million in aggregate principal amount of 10.250% New Senior Unsecured Notes due 2027. Together with the equity contributions from the investors, the proceeds from these financing transactions were used to (i) finance and consummate the Take-Private Transaction and other transactions, including to fund non-qualified pension and deferred compensation plan obligations; (ii) repay in full all outstanding indebtedness under the Company's then-existing senior secured credit facilities; (iii) fund the redemption and discharge of all of the Company’s then-existing senior notes; and (iv) pay related fees, costs, premiums and expenses in connection with these transactions.
In connection with the IPO transaction (see Note 2), we committed to repay as of June 30, 2020 and on July 6, 2020 repaid $300 million in aggregate principal amount of our 10.250% New Senior Unsecured Notes. As a result, the associated deferred debt issuance costs and discount of $10.5 million were written off. In addition, we were required to pay a premium of $30.8 million related to the repayment, for which we recorded an expense. Both were recorded within “Non-operating income (expense) – net” for the year ended December 31, 2020. Initial debt issuance costs of $31.6 million related to the 10.250% New Senior Unsecured Notes were recorded as a reduction of the carrying amount of the notes and amortized over the contractual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
term of the notes, through the date of partial repayment. The remaining debt issuance costs of $15.7 million continue to be amortized over the remaining term of the notes.
On September 11, 2020, we amended our credit agreement dated February 8, 2019, specifically related to the New Revolving Facility. The amendment increased the aggregate amount available under the New Revolving Facility from $400 million to $850 million, and reset the New Revolving Facility maturity date, from February 8, 2024, to September 11, 2025. As a result of the amendment, we wrote off $0.8 million deferred debt issuance costs related to changes in syndication lenders and reported within “Non-operating income (expense) – net” for the year ended December 31, 2020. Initial debt issuance costs of $9.6 million were included in "Other non-current assets" on the consolidated balance sheet and amortized over the initial term of the New Revolving Facility, through the date of the amendment. The remaining deferred debt issuance costs of $6.5 million, together with the additional issuance costs of $1.7 million incurred in connection with the amendment, are being amortized over the new five-year term.

On September 26, 2020, we repaid $280 million in aggregate principal amount of our 6.875% New Senior Secured Notes. As a result, the associated deferred debt issuance costs and discount of $5.7 million were written off. In addition, we were required to pay a premium of $19.3 million related to the repayment, for which we recorded an expense. Both were recorded within “Non-operating income (expense)-net” for the year ended December 31, 2020. Initial debt issuance costs of $17.9 million related to the 6.875% New Senior Secured Notes were recorded as a reduction of the carrying amount of the notes and amortized over the contractual term of the notes, through the date of the partial repayment. The remaining debt issuance costs of $8.6 million continue to be amortized over the remaining term of the notes.
On November 18, 2020, we amended our credit agreement dated February 8, 2019, specifically related to the Term Loan Facility. The amendment establishes Incremental Term Loans in an aggregate principle amount of $300 million. The proceeds of the Incremental Term Loans were drawn and used in January 2021 to finance a portion of the purchase price for the acquisition of the outstanding shares of Bisnode Business Information Group AB. See further discussion in Note 23. The Incremental Term Loans have the same terms as the existing term loans. As of December 31, 2020, we did not have any outstanding borrowing under the Incremental Term Loans.
Our borrowings are summarized in the following table:

		December 31, 2020			At December 31, 2019
	Maturity	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value
Debt Maturing Within One Year:
New Repatriation Bridge Facility (1)	February 7, 2020	$—	$—	$—	$63.0	$0.1	$62.9
New Term Loan Facility (1)		25.3	—	25.3	19.0	—	19.0
Total short-term debt		$25.3	$—	$25.3	$82.0	$0.1	$81.9

Debt Maturing After One Year:
New Term Loan Facility (1)	February 8, 2026	$2,485.7	$77.1	$2,408.6	$2,511.0	$98.3	$2,412.7
New Revolving Facility (1) (2)	September 11, 2025	—	—	—	—	—	—
6.875% New Senior Secured Notes (1)	August 15, 2026	420.0	8.2	411.8	700.0	15.8	684.2
10.250% New Senior Unsecured Notes (1)	February 15, 2027	450.0	14.6	435.4	750.0	28.0	722.0
Total long-term debt		$3,355.7	$99.9	$3,255.8	$3,961.0	$142.1	$3,818.9
Total debt		$3,381.0	$99.9	$3,281.1	$4,043.0	$142.2	$3,900.8
*Represents unamortized portion of debt issuance costs and discounts.
(1) The New Senior Secured Credit Facilities and Successor notes contain certain covenants that limit our ability to incur additional indebtedness and guarantee indebtedness, create liens, engage in mergers or acquisitions, sell, transfer or otherwise dispose of assets, pay dividends and distributions or repurchase capital stock, prepay certain indebtedness and make investments, loans and advances. We were in compliance with these non-financial covenants at December 31, 2020 and December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
(2) The New Revolving Facility contains a springing financial covenant requiring compliance with a maximum ratio of first lien net indebtedness to consolidated EBITDA of 6.75. The financial covenant applies only if the aggregate principal amount of borrowings under the New Revolving Facility and certain outstanding letters of credit exceed 35% of the total amount of commitments under the New Revolving Facility on the last day of any fiscal quarter. The financial covenant did not apply at December 31, 2020 and December 31, 2019.

New Senior Secured Credit Facilities

Borrowings under the New Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin over a LIBOR rate for the interest period relevant to such borrowing, subject to interest rate floors, and they are secured by substantially all of the Company’s assets.
Other details of the New Senior Secured Credit Facilities:
•As required by the credit agreement, beginning June 30, 2020, the principal amount of the New Term Loan Facility is being paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026. Debt issuance costs of $62.1 million and discount of $50.6 million were recorded as a reduction of the carrying amount of the New Term Loan Facility and are being amortized over the term of the facility. The margin to LIBOR was 500 basis points initially. On February 10, 2020, an amendment was made to the credit agreement, specifically related to the New Term Loan Facility, which reduced the margin to LIBOR to 400 basis points. The maturity date for the New Term Loan Facility remains February 8, 2026 and no changes were made to the financial covenants or scheduled amortization. Subsequent to the IPO transaction, the spread was further reduced by 25 basis points to 375 basis points. The interest rates associated with the outstanding balances of the New Term Loan Facility at December 31, 2020 and December 31, 2019 were 3.898% and 6.792%, respectively. In connection with the term loan repricing, we incurred $0.8 million of third-party fees and wrote off $6.2 million of deferred debt issuance costs and discount related to changes in syndicated lenders. Both were recorded within “Other income (expense)-net” for the year ended December 31, 2020.
•The margin to LIBOR for borrowings under the New Revolving Facility was 350 basis points initially. Subsequent to the IPO transaction, the spread was reduced by 25 basis points to 325 basis points, subject to a ratio-based pricing grid.
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
The scheduled maturities and interest payments for our total debt outstanding as of December 31, 2020, plus the draw down of the $300 million Incremental Term Loan on January 8, 2021 discussed above, are as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
Principal	$28.3	$28.3	$28.3	$28.3	$28.3	$3,539.5	$3,681.0
Interest	181.1	183.0	181.9	180.7	179.6	109.0	1,015.3
Total Debt	$209.4	$211.3	$210.2	$209.0	$207.9	$3,648.5	$4,696.3

Retired Predecessor Debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
In connection with the Take-Private Transaction, we repaid in full all outstanding indebtedness under the Predecessor Term Loan Facility and Revolving Credit Facility and funded the redemption and discharge of the Predecessor senior notes, inclusive of a make-whole payment of $25.1 million, which was considered in our determination of the acquisition date fair value of the Predecessor senior notes as part of purchase accounting. The transactions were accounted for as a debt extinguishment in accordance with ASC 470-50, "Debt—Modifications and Extinguishments." The payoff of the Predecessor debt was a condition of the closing of Successor debt financing. Total unamortized debt issuance costs and discount of $6.6 million related to the Predecessor Term Loan Facility and Revolving Credit Facility were allocated zero value as part of purchase accounting. The weighted average interest rate associated with the outstanding balances related to the Predecessor Revolving Credit Facility prior to retirement as of February 7, 2019 was 3.66% and as of December 31, 2018 was 3.72%. The interest rate associated with the outstanding balances related to the Predecessor Term Loan Facility prior to retirement as of February 7, 2019 was 4.00% and as of December 31, 2018 was 4.01%.
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $5.9 million at December 31, 2020 and $1.0 million at December 31, 2019 (Successor).
On April 20, 2018, we entered into three-year interest rate swaps with an aggregate notional amount of $300 million in year 1, $214 million in year 2 and $129 million in year 3. The objective of the swaps is to mitigate the variation of future cash flows from changes in the floating interest rates on our existing debt. See Note 13 to our consolidated financial statements.

Note 7 — Leases

Effective January 1, 2019, we adopted Topic 842. We recognized $91.9 million and $112.9 million of existing operating leases as right of use assets and lease liabilities effective January 1, 2019.

The right of use assets and lease liabilities included in our balance sheet are as follows:

	December 31, 2020	December 31, 2019
Right of use assets included in other non-current assets	$72.9	$87.9
Short-term operating lease liabilities included in other accrued and current liabilities	$23.3	$22.4
Long-term operating lease liabilities included in other non-current liabilities	68.4	71.2
Total operating lease liabilities	$91.7	$93.6
We recognized $12.9 million for both right of use assets and lease liabilities related to new operating leases for the year ended December 31, 2020.
The operating lease cost, supplemental cash flow and other information, and maturity analysis for leases is as follows:

	Successor		Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Operating lease costs	$27.5	$24.6	$2.8
Variable lease costs	3.6	3.9	1.0
Short-term lease costs	0.4	0.2	—
Sublease income	(0.8)	(0.7)	(0.1)
Total lease costs	$30.7	$28.0	$3.7
We recorded impairment charge of $14.8 million for the year ended December 31, 2020, primarily as a result of our decision to shift our workforce model to working remotely in the United States and certain international markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Cash paid for operating leases is included in operating cash flows and was $28.1 million, $23.7 million and $5.9 million for the year ended December 31, 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor) and for the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively.
Rent expense under operating leases (cancelable and non-cancelable) was $32.9 million for the year ended 2018 (Predecessor).
The maturity analysis for operating lease liabilities is as follows:

December 31, 2020
2021	$27.7
2022	24.0
2023	15.3
2024	10.9
2025	9.5
Thereafter	17.5
Undiscounted cash flows	104.9
Less imputed interest	13.2
Total operating lease liabilities	$91.7

Other supplemental information on remaining lease term and discount rate is as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (in years)	5.0	5.0
Weighted average discount rate	5.5%	5.9%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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
Federal Trade Commission Investigation
On April 10, 2018, the Federal Trade Commission (the “FTC”) issued a Civil Investigative Demand (“CID”) to Dun & Bradstreet, Inc. (“D&B Inc.,” a wholly-owned subsidiary of the Company) related to an investigation by the FTC into potential violations of Section 5 of the Federal Trade Commission Act (the “FTC Act”), primarily concerning our credit managing and monitoring products such as CreditBuilder. D&B Inc. completed its response to the CID in November 2018. On May 28, 2019, the FTC staff informed D&B Inc. that it believes that certain of D&B’s practices violated Section 5 of the FTC Act, and informed D&B that it had been given authority by the FTC’s Bureau of Consumer Protection to engage in consent negotiations. Following discussions between the Company and the FTC staff, on September 9, 2019, the FTC issued a second CID seeking additional information, data and documents. We have completed our response to the second CID. In a letter dated March 2, 2020, the FTC staff identified areas of interest related to the CIDs and we completed our responses to the letter on April 7, 2020. On April 20, 2020, the FTC and D&B Inc. entered a tolling agreement with respect to potential claims related to the subject matter of the investigation. On February 23, 2021, the FTC staff provided D&B Inc. with a draft complaint and consent order outlining its allegations and the forms of relief sought, and advised that it has been given authority to engage in consent negotiations for 30 days until March 25, 2021.
At this time, the Company is unable to predict the final outcome of the FTC investigation and the terms of any potential final consent order due, among other things, to the current stage of the matter and the fact that it raises difficult factual and legal issues and is subject to many uncertainties and complexities. As a result, we are unable to make an estimate of a reasonably possible settlement or other resolution of the matters that are the subject of the FTC CID. Accordingly, there can be no assurance that we will not incur costs in the future related to the settlement or resolution of the CID that would be material, including but not limited to settlements, damages, fines or penalties, and legal costs, or be subject to other remedies. Therefore, it is reasonably possible that any settlement or other resolution of this matter could become material to the consolidated financial statements.
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

Note 9 -- Income Taxes

Income (loss) before provision for income taxes consisted of:

	Successor		Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
U.S.	$(398.1)	$(811.5)	$(131.7)	$229.8
Non-U.S	178.8	135.6	28.9	143.3
Income (loss) before provision for income taxes and equity in net income of affiliates	$(219.3)	$(675.9)	$(102.8)	$373.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Successor		Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Current tax provision:
U.S. Federal	$(28.8)	$(0.3)	$(11.1)	$(5.7)
State and local	7.4	1.6	(3.4)	1.0
Non-U.S.	28.6	15.8	4.8	23.5
Total current tax provision	$7.2	$17.1	$(9.7)	$18.8
Deferred tax provision:
U.S. Federal	$(100.7)	$(109.8)	$(14.8)	$54.2
State and local	(16.9)	(23.5)	(3.0)	9.8
Non-U.S.	(0.1)	(2.0)	—	(1.2)
Total deferred tax provision	$(117.7)	$(135.3)	$(17.8)	$62.8
Provision (benefit) for income taxes	$(110.5)	$(118.2)	$(27.5)	$81.6

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes:

	Successor		Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
State and local taxes, net of U.S. Federal tax benefits	5.8	3.4	7.0	2.9
Nondeductible charges (1)	(1.2)	(3.7)	(1.4)	0.7
Change in fair value of make-whole derivative liability (2)	(3.1)	(5.4)	—	—
U.S. taxes on foreign income	(1.0)	(0.4)	(0.2)	0.8
Non-U.S. taxes	3.8	1.5	1.2	(1.1)
Valuation allowance (3)	(0.2)	4.0	—	(0.1)
Legacy transaction costs (4)	—	—	6.8	—
Interest	(0.2)	(0.1)	—	0.1
Tax credits and deductions	6.9	1.7	0.5	(2.7)
Tax impact of earnings repatriation (5)	—	—	—	3.8
Tax contingencies related to uncertain tax positions (4)	(0.8)	(0.4)	(8.2)	(0.2)
Impact of tax accounting method change (6)	—	—	—	(3.6)
GILTI tax	(8.5)	(4.4)	—	—
CARES Act (7)	26.4	—	—	—
Other	1.5	0.3	—	0.3
Effective tax rate	50.4%	17.5%	26.7%	21.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
(1)The impact for 2020 reflects non-deductible transaction costs associated with our Initial Public Offering in July 2020. The impact for the 2019 Successor and Predecessor periods reflects non-deductible transaction costs associated with the Take-Private Transaction.
(2)The impact was due to the non-deductible mark to market expense for tax purposes. The change in fair value of make-whole derivative liability expense was associated with the make-whole provision liability for the Series A Preferred Stock.
(3)The impact for the recognition of deferred tax assets for net operating losses.
(4)The impact for the Predecessor period from January 1 to February 8, 2019 was primarily related to deductible legacy transaction costs incurred in predecessor historical periods.
(5)The impact was due to the mandatory one-time tax on undistributed earnings from our non-U.S. subsidiaries as a result of the enactment of the Tax Cuts and Jobs Act ("2017 Act") in December 2017, which included a provisional charge in 2017 and measurement period adjustments in 2018 to finalize the calculation consistent with the guidance in SAB 118.
(6)The impact was due to a U.S. tax accounting method change approved by the Internal Revenue Service in April 2018.
(7)The impact was due to the CARES Act which was signed into law on March 27, 2020. Among other provisions, the law provides that net operating losses arising in a tax year beginning in 2018, 2019, or 2020 can be carried back five years.
Income taxes paid were $122.1 million, $3.3 million, $29.9 million and $57.4 million for the year ended December 31, 2020 (Successor), the period from January 1, 2019 to February 7, 2019 (Predecessor), the period from January 1 to December 31, 2019 (Successor), and the year ended December 31, 2018 (Predecessor), respectively. Income taxes refunded were $1.2 million, less than $0.1 million, $0.5 million and $2.3 million for the year ended December 31, 2020 (Successor), the period from January 1, 2019 to February 7, 2019 (Predecessor), the period from January 1 to December 31, 2019 (Successor), and the year ended December 31, 2018 (Predecessor), respectively.

Deferred tax assets (liabilities) are comprised of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	December 31,
	2020	2019
Deferred tax assets:
Operating losses	$63.2	$68.4
Interest expense carryforward	93.5	62.3
Restructuring costs	2.3	3.9
Bad debts	4.9	3.9
Accrued expenses	9.0	21.0
Capital loss and credit carryforwards	13.8	11.5
Foreign exchange	—	2.4
Pension and postretirement benefits	71.2	49.9
ASC 842 - Lease liability	17.6	17.1
Other	9.0	5.0
Total deferred tax assets	$284.5	$245.4
Valuation allowance	(35.8)	(33.1)
Net deferred tax assets	$248.7	$212.3
Deferred tax liabilities:
Intangibles	$(1,318.2)	$(1,408.3)
Foreign exchange	(6.3)	—
Deferred revenue	—	(4.1)
ASC 842 - ROU asset	(15.2)	(20.5)
Other	—	(0.3)
Total deferred tax liabilities	$(1,339.7)	$(1,433.2)
Net deferred tax (liabilities) assets	$(1,091.0)	$(1,220.9)
On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was signed into law in the U.S. Among other significant changes, the 2017 Tax Act reduced the statutory federal income tax rate for U.S. corporate taxpayers from a maximum of 35 percent to 21 percent and required the deemed repatriation of foreign earnings not previously subject to U.S. taxation. As a result of the enactment of the 2017 Act, we no longer assert indefinite reinvestment for any historical unrepatriated earnings through December 31, 2017. We intend to reinvest indefinitely all earnings from our China and India subsidiaries earned after December 31, 2017 and therefore have not provided for deferred income and foreign withholding taxes related to these jurisdictions.
We have federal, state and local, and foreign tax loss carryforwards, the tax effect of which was $63.2 million as of December 31, 2020. Of the $63.2 million, $28.3 million have an indefinite carry-forward period with the remainder of $34.9 million expiring at various times between 2021 and 2040. Additionally, we have non-U.S. capital loss carryforwards. The associated tax effect was $10.0 million and $8.7 million as of December 31, 2020 and 2019, respectively.
We have established valuation allowances against certain U.S. state and non-U.S. net operating losses and capital loss carryforwards in the amounts of $35.2 million and $32.8 million as of December 31, 2020 and 2019, respectively. In our opinion, certain U.S. state and non-U.S. net operating losses and capital loss carryforwards are more likely than not to expire before we can utilize them.
We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service (“IRS”) for years prior to 2017. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2017. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2014.

The following is a reconciliation of the gross unrecognized tax benefits:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Predecessor:
Gross unrecognized tax benefits as of January 1, 2018	$7.7
Additions for prior years’ tax positions	1.7
Additions for current year’s tax positions	0.9
Settlements with taxing authority	(1.8)
Reduction due to expired statute of limitations (1)	(3.1)
Gross unrecognized tax benefits as of December 31, 2018	$5.4
Additions for current year’s tax positions	8.9
Gross unrecognized tax benefits as of February 7, 2019	$14.3

Successor:
Gross unrecognized tax benefits as of January 1, 2019	$—
Impact of purchase accounting	14.3
Additions for current year’s tax positions	5.3
Settlements with taxing authority	(1.6)
Reduction in prior years’ tax positions	(0.1)
Reduction due to expired statute of limitations (2)	(0.8)
Gross unrecognized tax benefits as of December 31, 2019	$17.1
Additions for current year’s tax positions	2.3
Increase in prior years’ tax positions	0.3
Reduction due to expired statute of limitations (3)	(0.8)
Gross unrecognized tax benefits as of December 31, 2020	$18.9
(1)The decrease was primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2014 tax year.
(2)The decrease was primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2015 tax year.
(3)The decrease was primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2016 tax year.

The amount of gross unrecognized tax benefits of the $18.9 million that, if recognized, would impact the effective tax rate is $18.3 million, net of tax benefits.
We recognize accrued interest expense related to unrecognized tax benefits in the Provision (Benefit) for Income Taxes line in the consolidated statement of operations and comprehensive income (loss). The total amount of interest expense, net of tax benefits, recognized for the year ended December 31, 2020 (Successor), the period from January 1, 2019 to February 7, 2019 (Predecessor), the period from January 1 to December 31, 2019 (Successor), and the year ended December 31, 2018 (Predecessor) was $0.6 million, $0.1 million, $0.3 million and $0.2 million, respectively. The total amount of accrued interest as of December 31, 2020 and 2019 was $0.7 million and $0.3 million, respectively.
Note 10 -- Pension and Postretirement Benefits
Through June 30, 2007, we offered coverage to substantially all of our U.S. based employees under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (“U.S. Qualified Plan”). Prior to that time, the U.S. Qualified Plan covered active and retired employees. The benefits to be paid upon retirement were based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranged from 3% to 12.5% based on age and years of service. Amounts allocated under the U.S. Qualified Plan receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and are funded in accordance with the Internal Revenue Code.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Effective June 30, 2007, we amended the U.S. Qualified Plan. Any pension benefit that had been accrued through such date under the plan was “frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan.
Our employees in certain of our international operations are also provided with retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.
Prior to February 7, 2019, we also maintained supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans were unfunded, pay-as-you-go plans. In connection with the Take‑Private Transaction, a change in control was triggered for a portion of our U.S. Non‑Qualified Plans upon the shareholder approval of the Take‑Private Transaction on November 7, 2018 and a settlement payment of $190.5 million was made in January 2019. For the remainder of the U.S. Non‑Qualified Plans, a change in control was triggered upon the close of the Take‑Private Transaction on February 8, 2019 and a settlement payment of $105.9 million was made in March 2019, effectively settling our U.S. Non‑Qualified Plan obligation.
Prior to January 1, 2019, we also provided various health care benefits for eligible retirees. Postretirement benefit costs and obligations are determined actuarially. The Company made multiple plan amendments since 2014 and as a result, effective January 1, 2019, the pre-65 health plan was terminated and the post-65 health plan is closed to new participants. In addition, we closed our retiree life insurance plan to new participants, effective January 1, 2019.
Certain of our non-U.S. based employees receive postretirement benefits through government-sponsored or administered programs.
We use an annual measurement date of December 31 for our U.S. and Canada plans and November 30 for all other non-U.S. plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Benefit Obligation and Plan Assets
The following table sets forth the changes in our benefit obligations and plan assets for our pension and postretirement plans. The table also presents the line items in the consolidated balance sheet where the related assets and liabilities are recorded:

	Pension Plans			Postretirement Benefit Obligations
	Successor		Predecessor	Successor		Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Change in Benefit Obligation:
Benefit obligation at the beginning of the period	$(1,762.4)	$—	$(1,897.2)	$(2.0)	$—	$(5.3)
Take-Private Transaction assumed benefit obligation	—	(1,790.8)	—	—	(5.6)	—
Service cost	(1.7)	(1.4)	(0.3)	—	—	—
Interest cost	(42.2)	(46.7)	(6.8)	—	(0.1)	—
Benefits paid	86.6	187.6	198.9	0.8	0.7	0.1
Plan amendment	—	—	—	—	3.0	—
Settlement	7.5	—	—	—	—	—
Plan participant contributions	(0.1)	(0.2)	—	(0.1)	(0.1)	—
Actuarial (loss) gain	(162.5)	(111.2)	(80.5)	(0.3)	0.1	(0.4)
Effect of changes in foreign currency exchange rates	(11.1)	0.3	(4.9)	—	—	—
Benefit obligation at the end of the period	$(1,885.9)	$(1,762.4)	$(1,790.8)	$(1.6)	$(2.0)	$(5.6)
Change in Plan Assets:
Fair value of plan assets at the beginning of the period	$1,572.9	$—	$1,413.1	$—	$—	$—
Take-Private Transaction acquired plan assets	—	1,477.3	—	—	—	—
Actual return on plan assets	109.6	169.5	67.3	—	—	—
Employer contributions	5.1	113.5	191.0	0.7	0.6	0.1
Plan participant contributions	0.1	0.2	—	0.1	0.1	—
Benefits paid	(86.6)	(187.6)	(198.9)	(0.8)	(0.7)	(0.1)
Settlement	(7.5)	—	—	—	—	—
Effect of changes in foreign currency exchange rates	10.5	—	4.8	—	—	—
Fair value of plan assets at the end of the period	$1,604.1	$1,572.9	$1,477.3	$—	$—	$—
Net funded status of plan	$(281.8)	$(189.5)	$(313.5)	$(1.6)	$(2.0)	$(5.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Pension Plans		Postretirement Benefit Obligations
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Amounts recorded in the consolidated balance sheets:
Prepaid pension costs	$4.3	$9.9	$—	$—
Short-term pension and postretirement benefits	(0.4)	(0.3)	(0.2)	(0.4)
Long-term pension and postretirement benefits	(285.7)	(199.1)	(1.4)	(1.6)
Net amount recognized	$(281.8)	$(189.5)	$(1.6)	$(2.0)
Accumulated benefit obligation	$1,878.7	$1,755.8	N/A	N/A
Amount recognized in accumulated other comprehensive loss consists of:
Actuarial loss (gain)	$164.2	$24.3	$0.2	$(0.2)
Prior service cost (credit)	0.5	—	(2.6)	(3.1)
Total amount recognized - pretax	$164.7	$24.3	$(2.4)	$(3.3)
The above actuarial loss (gain) and prior service cost and credit represent the cumulative effect of demographic, investment experience and plan amendment, as well as assumption changes that have been made in measuring the plans’ liabilities. In connection with the Take‑Private Transaction, we have remeasured our global pension and postretirement plans on February 8, 2019 in accordance with the guidance within ASC 805, “Business Combinations” and ASC 715, “Compensation - Retirement Benefits,” to recognize as part of the Take‑Private Transaction an asset or a liability representing the funded status of each of the plans. The unrecognized actuarial losses or gains and unrecognized prior service credits were set to zero as of February 8, 2019 as a result of purchase accounting.
In addition, we provide retirement benefits to certain former executives. At December 31, 2020 and 2019, the associated obligations were $6.9 million and $6.1 million, respectively, of which $6.3 million and $5.9 million, respectively, were also reflected within "Long-term pension and postretirement benefits."
The actuarial gain or loss, to the extent it exceeds the greater of 10% of the projected benefit obligation or market-related value of plan assets, will be amortized into expense each year on a straight-line and plan-by-plan basis, over the remaining expected future working lifetime of active participants or the average remaining life expectancy of the participants if all or almost all of the plan participants are inactive. Currently, the amortization periods range from six to 21 years for the U.S. pension and postretirement plans and six to 31 years for the non-U.S. plans. For our U.S. Qualified Plan and for certain of our non-U.S. plans, the amortization periods are the average life expectancy of all plan participants. This is as a result of almost all plan participants being deemed inactive.
For the year ended December 31, 2020 (Successor) significant changes in the pension projected benefit obligation include an actuarial loss of $162.5 million of which approximately $167 million loss was attributable to the change in discount rates, approximately $12 million gain resulting from the updates to the assumed cash balance conversion interest rates for our U.S. plan and approximately $11 million gain due to the change in mortality assumptions.
For the period from January 1, 2019 to December 31, 2019 (Successor), significant changes in the pension projected benefit obligation include an actuarial loss of $111.2 million of which approximately $151 million loss was attributable to the change in discount rates, approximately $43 million gain due to a change in the mortality assumption from RP-2014 projected generationally with MP-2018 to PRI-2012 projected generationally with MP-2019, approximately $19 million gain attributable the updates to the assumed cash balance conversion interest rates and the cash balance interest crediting rate and approximately
$17 million loss due to a change assumed benefit commencement rates for terminated vested participants made as a result of an experience study.
For the period from January 1, 2019 to February 7, 2019 (Predecessor), significant changes in the pension projected benefit obligation include an actuarial loss of $80.5 million, of which approximately $53 million loss attributable to the change in discount rates, approximately $22 million loss attributable to assumption changes required by the change in control provision in connection with the Take-Private Transaction and approximately $10 million gain attributable to the updates to the assumed cash balance conversion interest rates and the cash balance interest crediting rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Underfunded or Unfunded Accumulated Benefit Obligations
At December 31, 2020 and December 31, 2019, our underfunded or unfunded accumulated benefit obligation and the related projected benefit obligation were as follows:

	2020	2019
Accumulated benefit obligation	$1,852.3	$1,437.9
Fair value of plan assets	1,572.2	1,240.0
Unfunded accumulated benefit obligation	$280.1	$197.9
Projected benefit obligation	$1,858.2	$1,439.5
The underfunded or unfunded accumulated benefit obligations at December 31, 2020 consisted of $268.7 million and $11.4 million related to our U.S. Qualified Plan and non-U.S. defined benefit plans, respectively.
The underfunded or unfunded accumulated benefit obligations at December 31, 2019 consisted of $190.4 million and $7.5 million related to our U.S. Qualified Plan and non-U.S. defined benefit plans, respectively.
Net Periodic Pension Cost
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans				Postretirement Benefit Obligations
	Successor		Predecessor		Successor		Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Components of net periodic cost (income):
Service cost	$1.7	$1.4	$0.3	$3.7	$—	$—	$—	$0.5
Interest cost	42.2	46.7	6.8	57.2	—	0.1	—	0.3
Expected return on plan assets	(87.7)	(82.7)	(10.6)	(96.4)	—	—	—	—
Amortization of Prior Service Cost (Credit)	—	—	—	0.2	(0.4)	—	(0.1)	(0.3)
Recognized actuarial loss (gain)	—	—	4.0	42.5	—	—	(0.1)	(1.5)
Net periodic cost (income)	$(43.8)	$(34.6)	$0.5	$7.2	$(0.4)	$0.1	$(0.2)	$(1.0)

We incurred settlement charges of $0.6 million, $85.8 million and $0.4 million for the year ended December 31, 2020 (Successor), for the period from January 1, 2019 to February 7, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor), respectively. Settlement charges for the period from January 1, 2019 to February 7, 2019 (Predecessor) was due to the settlement of a portion of our U.S. Non-Qualified plans triggered by the shareholder approval of the Take-Private Transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The following table sets forth other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss):

	Pension Plans				Postretirement Benefit Obligations
	Successor		Predecessor		Successor		Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial (loss) gain arising during the year, before tax benefit (expense) of $34.6 and $6.1 for the year ended December 31, 2020 and period from February 8 to December 31, 2019, respectively, and $15.7 in 2018 (1)	$(139.9)	$(24.3)	$—	$(71.7)	$(0.4)	$0.2	$—	$(0.1)
Prior service credit (cost) arising during the year, before tax benefit (expense) of $0.1 and $(0.8) for the year ended December 31, 2020 and period from February 8 to December 31, 2019, respectively, and $(1.2) in 2018 (1)	$(0.5)	$—	$—	$(4.0)	$(0.1)	$3.1	$—	$9.8
Less:
Amortization of actuarial (loss) gain, before tax benefit (expense) of $(22.2) for the period from January 1 to February 7, 2019, and $(9.0) in 2018 (2)	$—	$—	$(87.7)	$(42.5)	$—	$—	$0.1	$1.5
Amortization of prior service (cost) credit, before tax benefit (expense) of $(0.1) for the year ended December 31, 2020	$—	$—	$—	$(0.2)	$0.4	$—	$0.1	$0.3
(1)In connection with the Take-Private Transaction, we have remeasured our global pension and postretirement plans on February 8, 2019 in accordance with the guidance within ASC 805 and ASC 715 to recognize as part of the transaction an asset or a liability representing the funded status of each of the plans. The unrecognized actuarial losses or gains were set to zero as of February 8, 2019 as a result of purchase accounting.
(2)For the period from January 1 to February 7, 2019, amortization of actuarial loss included the impact of the settlement charge related to the U.S. Non-Qualified plans.
We apply the long-term expected rate of return assumption to the market-related value of assets to calculate the expected return on plan assets, which is a major component of our annual net periodic pension expense. The market-related value of assets recognizes short-term fluctuations in the fair value of assets over a period of five years, using a straight-line amortization basis. The methodology has been utilized to reduce the effect of short-term market fluctuations on the net periodic pension cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are amortized.
Assumptions
The following table sets forth the significant weighted-average assumptions we used to determine the projected benefit obligation and the periodic benefit cost:

	Pension Plans				Postretirement Benefit Obligations
	Successor		Predecessor		Successor		Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Discount rate for determining projected benefit obligation at December 31	2.00%	2.79%	3.57%	3.86%	1.20%	2.35%	3.64%	3.88%
Discount rate in effect for determining service cost	2.11%	3.11%	3.16%	2.99%	N/A	N/A	N/A	3.15%
Discount rate in effect for determining interest cost	2.48%	3.29%	3.51%	2.90%	2.10%	3.25%	3.52%	2.85%
Weighted average expected long-term return on plan assets	6.19%	6.72%	6.56%	6.72%	N/A	N/A	N/A	N/A
Rate of compensation increase for determining projected benefit obligation at December 31	3.00%	3.00%	3.00%	2.99%	N/A	N/A	N/A	N/A
Rate of compensation increase for determining net pension cost	3.00%	3.07%	3.04%	6.10%	N/A	N/A	N/A	N/A
The expected long-term rate of return assumption was 6.50% for 2020 and 7.00% for each of 2019 and 2018 for the U.S. Qualified Plan, our principal pension plan. This assumption is based on the plan’s target asset allocation. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.
We use discount rates to measure the present value of pension plan obligations and postretirement health care obligations at year-end, as well as, to calculate next year’s pension income or cost. It is derived by using a yield curve approach which matches projected plan benefit payment streams with bond portfolios reflecting actual liability duration unique to the plans. The rate is adjusted at each remeasurement date, based on the factors noted above. We measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). We believe the approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve.
For the mortality assumption we used PRI 2012 mortality table (“PRI-2012”) for our U.S. plans at December 31, 2020 and 2019, together with mortality improvement projection scales MP-2020 and MP-2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Plan Assets (U.S. Qualified Plan and non-U.S. pension plans)
The investment objective for our principal plan, the U.S. Qualified Plan, is to achieve over the investment horizon a long-term total return, which at least matches our expected long-term rate of return assumption while maintaining a prudent level of portfolio risk. We emphasize long-term growth of principal while avoiding excessive risk so as to use plan asset returns to help finance pension obligations, thus improving our plan’s funded status. We predominantly invest in assets that can be sold readily and efficiently to ensure our ability to reasonably meet expected cash flow requirements.
We define our primary risk concern to be the plan’s funded status volatility and to a lesser extent total plan return volatility. Understanding that risk is present in all types of assets and investment styles, we acknowledge that some risk is necessary to produce long-term investment results that are sufficient to meet the plan’s objectives. However, we monitor and ensure that the investment strategies we employ make reasonable efforts to maximize returns while controlling for risk parameters.
Investment risk is also controlled through diversification among multiple asset classes, managers, investment styles and periodic rebalancing toward asset allocation targets. Risk is further controlled at the investment strategy level by requiring underlying managers to follow formal written investment guidelines which enumerate eligible securities, maximum portfolio concentration limits, excess return and tracking error targets as well as other relevant portfolio constraints. Investment results and risk are measured and monitored on an ongoing basis and quarterly investment reviews are conducted.
The plan assets are primarily invested in funds offered and managed by Aon Hewitt Investment Consulting.
Our plan assets are currently invested mainly in funds overseen by our delegated manager using manager of manager funds which are a combination of both active and passive (indexed) investment strategies. The plan’s return seeking assets include equity securities that are diversified across U.S. and non-U.S. stocks, including emerging market equities, in order to further reduce risk at the total plan level. Additional diversification in return seeking assets is achieved by using multi-asset credit, real estate and hedge fund of funds strategies.
A portion of the plan assets are invested in a liability hedging portfolio to reduce funded status volatility and reduce overall risk for the plan. The portfolio uses manager of manager funds that are diversified principally among securities issued or guaranteed by the U.S. government or its agencies, mortgage-backed securities, including collateralized mortgage obligations, corporate debt obligations and dollar-denominated obligations issued in the U.S. by non-U.S. banks and corporations.
We have formally identified the primary objective for each asset class within our plan. U.S. equities are held for their long-term capital appreciation and dividend income, which is expected to exceed the rate of inflation. Non-U.S. equities are held for their long-term capital appreciation, as well as diversification relative to U.S. equities and other asset classes. Multi-asset credit, real estate and hedge fund of funds further diversifies the return-seeking assets with reduced correlation due to different return expectations and flows. These diversifying asset classes also provide a hedge against unexpected inflation. Liability hedging assets are held to reduce overall plan volatility and as a source of current income. Additionally, they are designed to provide a hedge relative to the interest rate sensitivity of the plan’s liabilities. Cash is held only to meet liquidity requirements.
Investment Valuation
Our pension plan assets are measured at fair value in accordance with ASC 820, “Fair Value Measurement and Disclosures.” ASC 820 defines fair value and establishes a framework for measuring fair value under current accounting pronouncements. See Note 1 to our consolidated financial statements for further detail on fair value measurement.
The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy.
A financial instrument’s level or categorization within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Aon Hewitt Collective Trust Investment Funds

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Aon Hewitt Collective Trust Funds are offered under the Aon Hewitt Collective Trust and their units are valued at the reported Net Asset Value ("NAV"). Some Funds are within Level 1 of the valuation hierarchy as the NAV is determined and published daily and are the basis for current transactions, while other Funds do not publish a daily NAV, therefore, are excluded from the fair value hierarchy.

•Equity funds’ investment objectives are to achieve long-term growth of capital by investing diversified portfolio of primarily U.S. and non-U.S. equity securities and approximate as closely as practicable the total return of the S&P 500® and global stock indices.
•Fixed income funds’ investment objectives are to seek current income and capital appreciation by investing in a diversified portfolio of domestic and foreign debt securities, government obligations and bond funds with various durations.
•Real estate funds’ investment objective is to achieve a return by investing primarily in securities of U.S. and foreign real estate investment trusts, real estate operating companies and other companies that principally engaged in the real estate industry or derive at least 50% of their revenues or earnings owning, operating, developing and /or managing real estate.
Aon Alternative Investment Funds
These investments are valued at the reported NAV; however, these investments do not publish a daily NAV, therefore, are excluded from the fair value hierarchy.

The Aon Private Credit Opportunities Fund is established as a fund-of-funds for investors seeking exposure to a diversified portfolio of private credit investments by allocating to a select pool of United States and European-based private credit funds.

The Aon Liquid Alternatives Fund LTD Class A seeks to generate consistent long-term capital appreciation, it is also concerned with preservation of capital. The Fund diversifies its holdings among a number of Managers that collectively implement a range of alternative investment strategies.

The Aon Opportunistic Alternatives SP Shareholder Summary Class A’s investment objective is to generate attractive returns over a full market cycle by investing in a range of alternative investment opportunities with sources of return that have a low correlation to the broader financial markets, while also seeking to preserve capital under the direction of the Investment Manager.

The Aon Opportunistic Credit Portfolio SP is a segregated portfolio of Aon Alternatives Fund SPC, a Cayman Islands exempted company registered as a segregated portfolio company. The Portfolio’s investment objective is to seek to generate attractive returns by investing in a range of credit opportunities.

Aon Hewitt Group Trust Funds
All Aon Hewitt Collective Trust Funds are offered under the Aon Hewitt Collective Trust and their units are valued at the reported NAV. They are within Level 1 of the valuation hierarchy as the NAV is determined and published daily, and are the basis for current transactions of the units based on the published NAV. During 2020 the assets in the Aon Hewitt Group Trust Funds were transferred to Aon Hewitt Collective Trust Investment Funds.

•Equity funds’ investment objectives are to achieve long-term growth of capital by investing diversified portfolio of primarily U.S. and non-U.S. equity securities and approximate as closely as practicable the total return of the S&P 500® and global stock indices.
•Fixed income funds’ investment objectives are to seek current income and capital appreciation by investing in a diversified portfolio of domestic and foreign debt securities, government obligations and bond funds with various durations.
•Real estate funds’ investment objective is to achieve high total return, consisting of capital appreciation and current income.
Short-Term Investment Funds (STIF)
These investments include cash, bank notes, corporate notes, government bills and various short-term debt instruments. The investment objective is to provide safety of principal and daily liquidity by investing in high quality money market

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
instruments. They are valued at the reported NAV and within Level 1 of the valuation hierarchy as the NAV is determined and published daily, and are the basis for current transactions of the units based on the published NAV.
The Venture Capital Fund
The Fund is structured as a conventional, private venture capital firm. The Fund will target investments that are in early-stage technology companies. The Fund expects to invest in seed stage development companies, principally in the software and technology-enabled businesses sector. It is classified as other investments measured at the NAV and is excluded from the fair value hierarchy.
The U.S. Qualified Plan has an additional unfunded commitment of $0.3 million to the Equity Fund included in the Aon Hewitt Collective Trust Investment Funds at December 31, 2020, and $19.9 million and $0.9 million to the Venture Capital Funds at December 31, 2020 and 2019, respectively.
There were no transfers among the levels of the fair value hierarchy during the years ended December 31, 2020 and 2019.
The preceding methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2020 (Successor):

Asset category	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Short-term investment funds	$21.2	$—	$—	$21.2
Aon Hewitt Collective Trust Investment Funds:
Equity funds	$448.5	$—	$—	$448.5
Fixed income funds	475.3	—	—	475.3
Real estate funds	6.8	—	—	6.8
Total Aon Hewitt Collective Trust Investment Funds	$930.6	$—	$—	$930.6
Total	$951.8	$—	$—	$951.8
Other Investments Measured at Net Asset Value
Aon Hewitt Collective Investment Trust Funds				$147.5
Aon Alternative Investment Funds:
Fixed income funds				137.3
Venture Capital Fund				4.7
Other Non-U.S. commingled equity and fixed income				362.9
Total other investments measured at net asset value				$504.9
Total investments at fair value				$1,604.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2019 (Successor):

Asset category	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Short-Term investment funds	$16.1	$—	$—	$16.1
Aon Hewitt Collective Trust Funds:
Equity funds	$450.8	$—	$—	$450.8
Fixed income funds	565.4	—	—	565.4
Real estate funds	76.1	—	—	76.1
Total Aon Hewitt Trust Funds	$1,092.3	$—	$—	$1,092.3
Total	$1,108.4	$—	$—	$1,108.4
Other Investments Measured at Net Asset Value
Aon Alternative Investment Funds:
Fixed income funds				$127.4
Venture Capital Fund				3.9
Other Non-U.S. commingled equity and fixed income				333.2
Total other investments measured at net asset value				$464.5
Total investments at fair value				$1,572.9
Allocations
We employ a total return investment approach in which a mix of equity, debt and alternative (e.g., real estate) investments is used to achieve a competitive long-term rate of return on plan assets at a prudent level of risk. Our weighted average plan target asset allocation is 61% return-seeking assets (range of 50% to 70%) and 39% liability-hedging assets (range of 30% to 50%).
The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans:

	Asset Allocations		Target Asset Allocations
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Return-Seeking assets	58%	59%	56%	56%
Liability-Hedging assets	42%	41%	44%	44%
Total	100%	100%	100%	100%

Contributions and Benefit Payments
We expect to contribute $2.3 million to our non-U.S. pension plans and $0.3 million to our postretirement benefit plan in 2021. We did not make contributions in 2020 and do not expect to make any required contributions to the U.S. Qualified Plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
in 2021 for the 2020 plan year based on the minimum funding requirements as defined in the Pension Protection Act of 2006 as amended. Final funding requirements for 2020 will be determined based on our January 2021 funding actuarial valuation.
The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2030. Actual benefit payments may differ from expected benefit payments. These amounts are net of expected plan participant contributions:

	Pension Plans	Postretirement Benefit Plans
2021	$96.0	$0.3
2022	$97.4	$0.2
2023	$99.3	$0.2
2024	$100.3	$0.2
2025	$101.1	$0.2
2026 - 2030	$510.2	$0.6
Health Care Benefits
The following table presents healthcare trend assumptions used to determine the year end benefit obligation:

	2020	2019
Medical (1)	5.3%	5.3%
Prescription drug (1)	8.5%	8.0%
(1)    The rates are assumed to decrease to 5.0% in 2026 and remain at that level thereafter.
401(k) Plan
We have a 401(k) Plan covering substantially all U.S. employees that provides for employee salary deferral contribution and employer contributions. Employees may contribute up to 50% of their pay on a pre-tax basis subject to IRS limitations. In addition, employees with age 50 or older are allowed to contribute additional pre-tax “catch-up” contributions. In addition, the Company matches up to 50% of seven percent (7%) of a team member’s eligible compensation, subject to certain 401(k) Plan limitations.
We had expense associated with our 401(k) Plan of $10.6 million, $9.4 million, $1.2 million, and $11.0 million for the year ended December 31, 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to February 7, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor), respectively.
Note 11 -- Stock Based Compensation
The following tables set forth the components of our stock-based compensation and expected tax benefit for years ended 2020, 2019 and 2018 related to the plans in effect during the respective year:

	Successor		Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Stock-based compensation expense:
Restricted stock and restricted stock units	$3.1	$—	$11.7	$9.6
Stock options	23.0	—	—	—
Incentive units	19.0	11.7	—	—
Employee stock purchase plan ("ESPP")	—	—	—	1.2
Total compensation expense	$45.1	$11.7	$11.7	$10.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
In connection with the Take-Private Transaction on February 8, 2019, all outstanding stock options and restricted stock units, whether vested or unvested, were cancelled and converted into the right to receive $145 in cash per share, less any applicable exercise price. As a result, an expense of $10.4 million was included in the Predecessor’s net earnings for the period from January 1, 2019 to February 7, 2019 in connection with the acceleration of the vesting of the outstanding grants. In addition, we recorded $56.3 million related to incentive units granted to certain investors for the period from January 1 to December 31, 2019 (Successor). See further discussion below.

	Successor		Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Expected tax benefit:
Restricted stock and restricted stock units	$0.5	$—	$—	$2.3
Stock options	5.9	—	—	—
Total compensation expense	$6.4	$—	$—	$2.3

2020 Omnibus Incentive Plan
In connection with the IPO completed on July 6, 2020, we adopted the Dun & Bradstreet 2020 Omnibus Incentive Plan (the “Plan”). Under the Plan, we are authorized to issue up to 40,000,000 shares of the Company’s common stock in the form of stock-based awards, such as, but not limited to, restricted stock, restricted stock units ("RSUs") and stock options. As of December 31, 2020, a total of 31,647,101 shares of our common stock were available for future grants under the Plan.
The following table summarizes the restricted stock, restricted stock units and stock options granted in 2020:

Date	Number of shares granted	Grant date fair value per share	Vesting period (in years)	Vesting Criteria
Restricted Stock & RSU's: (1)
August 12, 2020	75,378	$25.87	1.0	Service
August 12, 2020	220,335	$25.87	2.6	Service
August 12, 2020	205,546	$25.87	1.7	Service
November 6, 2020	184,672	$26.13	3.0	Service
November 9, 2020	9,568	$25.88	3.0	Service
December 1, 2020	7,400	$27.03	3.0	Service

Stock Options:
June 30, 2020 (2)	4,160,000	$4.80	0.0	N/A
June 30, 2020 (3)	3,840,000	$5.19	3.0	Service
(1)Employee awards generally vest ratably over three years and director awards vest 100% after one year.
(2)Awards were granted in connection with the IPO and fully vested at time of grant. See Note 19, "Related Parties" for further discussion.
(3)Awards vest ratably over three years in annual installments, commencing on the first anniversary of the grant date.

The following tables summarize the restricted stock, RSU's and stock options activity in 2020:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Restricted Stock & RSU's
	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balances, January 1, 2020	—	$—
Granted (4)	702,899	$25.95
Forfeited	—	$—
Vested	—	$—
Balances, December 31, 2020	702,899	$25.95	1.3	$17.5
(4)Included in the RSU's granted during the period is the conversion of 205,546 phantom units.

	Stock Options
	Number of Options	Weighted-Average Exercise price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balances, January 1, 2020	—	$—
Granted	8,000,000	$22.00
Forfeited	(350,000)	$22.00
Vested	—	$—
Balances, December 31, 2020	7,650,000	$22.00	6.5	$22.2

Expected to vest as of December 31, 2020	3,490,000	$22.00	6.5	$10.1
Exercisable as of December 31, 2020	4,160,000	$22.00	6.5	$12.1

As of December 31, 2020, total unrecognized compensation cost related to non-vested restricted shares was $13.0 million, which is expected to be recognized over a weighted average period of 2.0 years. As of December 31, 2020, total unrecognized compensation cost related to stock options was $15.1 million, which is expected to be recognized over a weighted average period of 2.5 years.

We accounted for stock-based compensation based on grant date fair value. For restricted stock, grant date fair value was based on the closing price of our stock on the date of grant. For stock options, we estimated the grant date fair value using the Black-Scholes valuation model. The assumptions for the Black-Scholes valuation model related to stock options granted during the year ended December 31, 2020 are set forth in the following table:

Weighted Average Assumptions
Expected Stock Price Volatility	28%
Expected Dividend Yield	0.0%
Expected Life of Option (in years)	3.98
Risk-Free Interest Rate	0.23%
Black Scholes Value	$4.99
Exercise Price	$22.00

Expected stock price volatility was derived from the historical volatility of companies in our peer group. The risk-free interest rate assumption corresponds to the time to liquidity assumption and is based on the U.S. Treasury yield curve in effect at the time.

Employee Stock Purchase Plan ("ESPP")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Effective December 2020, we adopted the Dun & Bradstreet Holdings, Inc. Employee Stock Purchase Plan that allows eligible employees to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. The Company contributes varying matching amounts to employees, as specified in the plan document, after a one year holding period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. No purchases were made under this program during 2020. The first purchases for this program will begin in January 2021.
Incentive Units Program
Subsequent to the closing of the Take-Private Transaction, the Star Parent, L.P.’s long-term incentive plans were authorized to issue up to 19,629.25045 Class C incentive units ("profits interest") or phantom units to eligible key employees, directors and consultants of The Dun & Bradstreet Corporation. At December 31, 2019 (Successor), 18,443.42000 incentive units and 249.10000 phantom units were issued and outstanding. These units vest ratably over a three-year period and once vested are not subject to expiration. The terms of these units provided the opportunity for the grantees to participate in the future value of Dun & Bradstreet in excess of its grant date fair value, but only to the extent that the required payments to the other classes of units had been met. We account for these units in accordance with ASC 718, "Compensation—Stock Compensation" and ASU No. 2018-07. Compensation expense is recognized ratably over the three-year vesting period.
In addition, the Company issued 6,817.74280 Class B units and 15,867.80780 Class C units to certain investors, which vested immediately. We recognized an expense of $56.3 million related to these incentive units during the period from January 1, 2019 to December 31, 2019 (Successor).
The following table sets forth the profits interest units granted subsequent to the Take-Private Transaction during the 2019 Successor period:

Units Granted During Quarter Ended	Number of Units Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Underlying Share	Weighted Average Fair Value Per Unit
March 31, 2019	32,987.0078	$10,329.70	$10,000.00	$2,449.59
June 30, 2019	1,726.5100	$10,329.70	$10,000.00	$2,366.59
September 30, 2019	74.7300	$10,329.70	$10,000.00	$2,198.20
December 31, 2019	198.0500	$10,329.70	$10,000.00	$2,140.61
Total	34,986.2978			$2,443.21
The fair value of the underlying shares was determined contemporaneously with the grants.
We determined that the incentive units are equity-classified awards and the compensation expense for these units was calculated by estimating the fair value of each unit at the date of grant. The fair value of each incentive unit was calculated on the date of grant using the Black-Scholes option valuation model. The Company’s stock was not publicly traded when these units were granted. We did not have a history of market prices for the common stock. Thus, estimating grant date fair value required us to make assumptions including stock price, expected time to liquidity, expected volatility and discount for lack of marketability, etc. The weighted average assumptions used to estimate fair value for grants made under the Successor equity-based award program are summarized as follows:

	Class B Units	Class C Units
Expected Stock Price Volatility	43.9%	43.9%
Risk-free interest rate	2.43%	2.40%
Time to liquidity (in years)	3.5	3.4
Expected dividend yield	—	—
Fair Value of units	$3,480	$3,332
Discount for lack of marketability	27%	28%
Adjusted fair value of units	$2,540	$2,443
We had determined that the phantom units were liability-classified awards and the initial compensation expense was calculated based on the same grant date fair value applied to the incentive units. We reassessed the fair value of the phantom

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
units and adjusted expense accordingly. The amount associated with these phantom grants was immaterial at December 31, 2019.
In connection with the IPO, we converted the 18,245.79 outstanding profits interests of Star Parent, L.P. into 15,055,564 common units of Star Parent, L.P. The common units retain the original time-based vesting schedule and are subject to the same forfeiture terms. Upon settlement, each common unit will be converted into a share of common stock of the Company. The fair value of the common units was not greater than the fair value of the Star Parent, L.P. profits interests immediately prior to the conversion; therefore, no additional compensation expense was recognized. We accelerated the vesting of 1,342,909 common units, held by one of our directors, incurring an acceleration charge of $3.4 million during the year ended December 31, 2020. Subsequent to the IPO, 260,357 unvested common units were forfeited.

As of December 31, 2020, there were 14,795,207 common units outstanding, of which 9,730,550 remained unvested. These unvested common units have a total unrecognized compensation cost of $15.0 million, which is expected to be recognized over a weighted average period of 1.5 years.

Predecessor Programs
Under our Predecessor’s stock incentive plans certain employees and non-employee directors received stock-based awards, such as, but not limited to, restricted stock units, restricted stock and stock options. We also had an ESPP that allowed all eligible employees to purchase shares of our common stock at a discount. See further discussion below included in "Employee Stock Purchase Plan."
Restricted Stock Units
Our Predecessor’s restricted stock unit programs included both performance-based awards and service-based awards. The performance-based awards had either a market condition or a performance condition. All awards generally contained a service-based condition. The compensation expense for our performance-based awards was recognized on a graded-vesting basis over the requisite service period. The expense for the performance-based awards with market conditions was recognized regardless of whether the market condition was satisfied, provided that the requisite service had been met. The expense for the performance-based awards with performance conditions was initially recognized assuming that the target level of performance would be achieved. Each reporting period we assessed the probability of achieving the performance targets and if necessary adjusted the compensation expense based on this assessment. Final compensation expense recognized would ultimately depend on the actual number of shares earned against the performance condition as well as fulfillment of the requisite service condition. The expense for the awards earned based solely on the fulfillment of the service-based condition was recognized on a straight-line basis over the requisite service periods.
Performance-based Restricted Stock Units
Prior to 2019, certain employees were granted target awards for restricted stock units that provided for payouts ranging from 0% to 200% of the target awards based on performance against one of the following:
•the Company’s stock price appreciation or depreciation over a one year, two year and three year performance period;
•the Company’s three-year total shareholder return ("TSR") performance relative to the Standard & Poor’s 500 companies; or
•the Company’s three-year revenue compounded annual growth rate.
These performance-based Restricted Stock Units were not entitled to received dividend equivalents.
For awards based on the Company’s stock price appreciation, we have calculated the fair value on the date of grant using a Monte Carlo simulation model, as these awards contained a market condition. The following table sets forth the weighted average assumptions:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

2018
Expected Stock Price Volatility	24%
Expected dividend yield	1.7%
Expected term (in years)	3.0
Risk-free interest rate	2.33%
Fair value of RSUs granted	$141.44
Expected stock price volatility was based on a blend of historical volatility and, when available, implied volatility. The expected dividend yield assumption was determined by dividing our most recent quarterly dividend payment by the average of the stock price from the three months preceding the grant date. The result was then annualized and compounded. Expected term was based on the period from the date of grant through the end of the performance evaluation period. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.
For awards based on the Company’s three-year TSR performance relative to Standard & Poor’s 500 companies, we have calculated the fair value on the date of grant using a Monte Carlo simulation model, as these awards contained a market condition. The following table sets forth the weighted average assumptions:

2018
Expected Stock Price Volatility	25%
Expected dividend yield	1.7%
Expected term (in years)	2.8
Risk-free interest rate	2.32%
Fair value of RSUs granted	$171.93
Expected stock price volatility was based on historical volatility. The expected dividend yield assumption was determined by dividing the most recent quarterly dividend payment by the average of the stock price from the three months preceding the grant date. The result was then annualized and compounded. Expected term was based on the period from the date of grant through the end of the performance evaluation period. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.
For the awards based on the Company’s three-year revenue compounded annual growth rate, as these awards contained a performance condition, the fair value was calculated by using the average of the high and low prices of our common stock on the date of grant.
Certain employees were provided an annual opportunity to receive an award of restricted stock units after the conclusion of the performance year. As these awards were based on the same internal performance goals used in the annual cash incentive plan, they were considered to have a performance condition and the fair value was calculated by using the average of the high and low prices of our common stock on the date of grant. The restricted stock units earned from the restricted stock opportunity were entitled to dividend equivalents, payable only if and when the underlying restricted stock unit vests.
Changes in our nonvested performance-based restricted stock units for the period from January 1, 2019 to February 7, 2019 are summarized as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Performance-based Restricted Stock Units:
Nonvested Shares at December 31, 2018	143,236	$122.11	1.3	$20.4
Granted	—	—
Adjustment For Shares Earned Against Target (1)	5,727	$0.00
Vested	—	—
Forfeited	(869)	$129.33
Shares at February 7, 2019 (2)	148,094	$122.07		$21.5
(1)Represents share adjustment as a result of final and expected performance against specified performance targets.
(2)Options were exchanged for rights to receive $145 per share, less applicable exercise price, on February 8, 2019 upon the consummation of the Take-Private Transaction.

Total unrecognized compensation expense related to nonvested performance-based restricted stock units at February 7, 2019 was $5.7 million. This expense was accelerated and recognized at the time of the Take-Private Transaction. The weighted average grant date fair value per share of the performance based restricted stock units granted during the year ended December 31, 2018 (Predecessor) was $143.63.
Service-based Restricted Stock Units
Prior to 2019, the Company issued grants of restricted stock units to certain employees. These grants generally vested over a three to five-year period on a graded vesting basis. In addition, our non-employee directors received grants of restricted stock units as part of their annual equity retainer. These grants normally vested about one year from date of grant.
For the service-based restricted stock units, the fair value was calculated by using the average of the high and low prices of our common stock on the date of grant. The service-based restricted stock units were entitled to dividend equivalents, payable only if and when the underlying restricted stock units vest.
Changes in our nonvested service-based restricted stock units for the period from January 1, 2019 to February 7, 2019 are summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Service-based Restricted Stock Units:
Nonvested Shares at December 31, 2018	122,757	$111.74	1.1	$17.5
Granted	—
Vested	(1,253)	$117.91
Dividend equivalent rights	4,692
Forfeited	(869)	$121.65
Nonvested Shares at February 7, 2019 (1)	125,327	$112.86	1.0	$18.2
(1)Shares were exchanged for rights to receive $145 per share on February 8, 2019 upon the consummation of the Take-Private Transaction.
Total unrecognized compensation expense related to nonvested service-based restricted stock units at February 7, 2019 was $4.6 million. This expense was recognized at the time of the Take-Private Transaction. The weighted average grant date fair value per share of the service-based restricted stock units granted during the year ended December 31, 2018 (Predecessor) was $123.54.
The total fair value of all restricted stock units vesting during the period from January 1, 2019 to February 7, 2019 and for the year ended December 31, 2018 was $39.8 million and $19.8 million, respectively. The expected tax benefit associated with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
the tax deduction from the vesting of restricted stock units totaled $9.5 million and $4.8 million for the period from January 1, 2019 to February 7, 2019 and the year ended December 31, 2018, respectively.
Stock Option Programs
The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option valuation model that used the following assumptions:
An expected stock price volatility that was derived from the historical volatility of our common stock. An expected dividend yield that was determined by dividing the anticipated annual dividend payment by the stock price on the date of grant. The expected term was derived by using a midpoint scenario which combined our historical exercise data with hypothetical exercise data for our unexercised stock options. The risk-free interest rate corresponded to the expected term and was based on the U.S. Treasury yield curve in effect at the time of grant.
Changes in stock options for the period from January 1, 2019 to February 7, 2019 are summarized as follows:

	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Stock Options:
Outstanding at December 31, 2018	55,174	$84.15	3.2	$3.2
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at February 7, 2019	55,174	$84.15	3.1	$3.4

Exercisable at February 7, 2019 (1)	55,174	$84.15	3.1	$3.4
(1)Options were exchanged for rights to receive $145 per share, less applicable exercise price, on February 8, 2019 upon the consummation of the Take-Private Transaction.
Stock options outstanding at December 31, 2018 were originally granted during the years 2008 through 2015 and were exercisable over periods ending no later than 2025. At December 31, 2018, stock options for 55,174 shares of our common stock were exercisable.
The total intrinsic value of stock options exercised during the year ended December 31, 2018 was $0.6 million. Cash received from the exercise of Dun & Bradstreet stock options for the year ended December 31, 2018 was $0.7 million. The expected tax benefit associated with the tax deduction from the exercise of stock options totaled $0.1 million for the year ended December 31, 2018.
As of December 31, 2018, there was no unrecognized compensation expense as all of our outstanding stock options were fully vested.
Employee Stock Purchase Plan
Under the Predecessor ESPP, employees could acquire shares of our common stock at semi-annual intervals at a 15% discount and subject to certain limitations set forth in the 2015 ESPP. The purchase price was 85% of the lower of the average of the high and low prices or our Predecessor’s common stock (i) on the first trading day of the offering period or (ii) on the purchase date. Under the 2015 ESPP, we sold 53,785 shares to employees for the year ended December 31, 2018.
Expense for ESPP was based on the fair value of the first day of the offering period which was calculated using the Black-Scholes option valuation model that used the weighted average assumptions in the following table:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

2018
Expected Stock Price Volatility	22%
Expected dividend yield	1.8%
Expected term (in years)	0.5
Risk-free interest rate	1.96%
Fair value of options granted	$24.25
Expected stock price volatility assumption was derived from the historical volatility of our Predecessor’s common stock. The expected dividend yield assumption was determined by dividing the anticipated annual dividend payment by the stock price on the date of grant. The expected term assumption was equal to the six-month offering period. The risk-free interest rate assumption corresponded to the expected term assumption of the option and was based on the U.S. Treasury yield curve in effect at the time of grant. Cash received from employees participating in the ESPP for the year ended December 31, 2018 was $5.3 million.
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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Successor		Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(175.6)	$(674.0)	$(75.6)	$288.1

Weighted average number of shares outstanding-basic	367.1	314.5	37.2	37.1
Weighted average number of shares outstanding-diluted	367.1	314.5	37.2	37.3

Earnings (loss) per share of common stock:
Basic	$(0.48)	$(2.14)	$(2.04)	$7.76
Diluted	$(0.48)	$(2.14)	$(2.04)	$7.72

Below is a reconciliation of our Successor common stock issued and outstanding:

Common shares issued and outstanding as of January 1, 2019	314,494,968
Shares issued	—
Common shares issued and outstanding as of December 31, 2019	314,494,968
Shares issued in connection with IPO and private placement	108,506,312
Issuance of restricted stock awards	416,851
Common shares issued as of December 31, 2020	423,418,131
Less: treasury shares	465,903
Common shares outstanding as of December 31, 2020	422,952,228

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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
We do not use derivative financial instruments for trading or speculative purposes. If a hedging instrument is not designated as a hedge or ceases to qualify as a hedge in accordance with hedge accounting guidelines, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2020 and December 31, 2019, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures and by selection of reputable counterparties.
Our trade receivables do not represent a significant concentration of credit risk at December 31, 2020 and December 31, 2019, because we sell to a large number of clients in different geographical locations and industries.
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
The notional amount of the interest rate swap was $129.0 million at December 31, 2020 and $214.0 million at December 31, 2019.
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
In prior years, to decrease earnings volatility, we hedged substantially all our intercompany balance positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. Beginning in the third quarter of 2019, certain balance sheet positions were no longer being hedged in order to reduce the volatility of cash flows required to settle these forward contracts. However, starting in the third quarter of 2020, we resumed our practice of hedging substantially all our intercompany balance positions. The underlying transactions and the corresponding foreign exchange forward contracts are marked to market at the end of each quarter and the fair value impacts are reflected within “Non-operating income (expense) – net” in the consolidated financial statements. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
addition, in connection with the acquisition of the Bisnode, we entered into a zero-cost foreign currency collar in November 2020, with a notional amount of SEK 4.8 billion to reduce our foreign currency exposure. Unrealized gain associated with the instrument was $23.5 million at December 31, 2020. We settled the collar on January 8, 2021 with a gain of $21 million upon the close of the Bisnode transaction.
As of December 31, 2020 and December 31, 2019, the notional amounts of our foreign exchange contracts were $229.2 million and $152.0 million, respectively. Realized gains and losses associated with these contracts were $18.5 million and $11.5 million, respectively, for the year ended December 31, 2020 (Successor); $16.5 million and $24.4 million, respectively, for the period from January 1 to December 31, 2019 (Successor); and $17.0 million and $24.0 million, respectively, for the year ended December 31, 2018 (Predecessor). Unrealized gains and losses associated with these contracts were $2.5 million and $1.0 million, respectively, at December 31, 2020 (Successor); $1.6 million and $2.6 million, respectively, at December 31, 2019 (Successor); and $0.9 million and $0.5 million, respectively, at December 31, 2018 (Predecessor).
Fair Values of Derivative Instruments in the Consolidated Balance Sheets

	Asset Derivatives				Liability Derivatives
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$—	Other Current Assets	$—	Other Accrued & Current Liabilities	$1.0	Other Accrued & Current Liabilities	$1.9
Total Derivatives designated as hedging instruments		$—		$—		$1.0		$1.9
Derivatives not designated as hedging instruments
Make-whole derivative liability	Other Current Assets	$—	Other Current Assets	$—	Make-whole derivative liability	$—	Make-whole derivative liability	$172.4
Foreign exchange collar	Other Current Assets	23.5	Other Current Assets	$—
Foreign exchange forward contracts	Other Current Assets	2.5	Other Current Assets	1.6	Other Accrued & Current Liabilities	1.0	Other Accrued & Current Liabilities	2.6
Total derivatives not designated as hedging instruments		$26.0		$1.6		$1.0		$175.0
Total Derivatives		$26.0		$1.6		$2.0		$176.9

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss)

	Amount of Gain or (Loss) Recognized in OCI on Derivative
	Successor		Predecessor
Derivatives in Cash Flow Hedging Relationships	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Interest Contracts	$0.9	$(1.6)	$—	$(0.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
	Successor		Predecessor
Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Interest Expense	$(2.8)	$(0.7)	$—	$(0.9)

	Amount of Gain or (Loss) Recognized in Income on Derivative
	Successor		Predecessor
Location of Gain or (Loss) Recognized in Income on Derivative	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Interest Expense	$(2.8)	$(0.7)	$—	$(0.9)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

		Successor		Predecessor
		Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Make-whole derivative liability	Non-Operating Income (Expenses) – Net	$(32.8)	$(172.4)	$—	$—
Foreign exchange collar	Non-Operating Income (Expenses) – Net	$23.5	$—	$—	$—
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$9.5	$(11.1)	$1.8	$(6.0)

Fair Value of Financial Instruments
Our financial assets and liabilities that are reflected in the consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term borrowings and long-term borrowings.
The following table summarizes fair value measurements by level at December 31, 2020 for assets and liabilities measured at fair value on a recurring basis:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2020
Assets:
Cash equivalents (1)	$212.3	$—	$—	$212.3
Other current assets:
Foreign exchange forwards (2)	$—	$2.5	$—	$2.5
Foreign exchange collar (5)	$—	$23.5	$—	$23.5
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$1.0	$—	$1.0
Swap arrangements (3)	$—	$1.0	$—	$1.0
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
(5)Represents foreign currency collar entered in connection with the acquisition of Bisnode. Fair value is determined based on observable market data.
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for the year ended December 31, 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor), and the period from January 1, 2019 to February 7, 2019 (Predecessor).
At December 31, 2020 and December 31, 2019, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Balance at
	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term and Long-term Debt (1)	$847.2	$1,056.1	$1,469.1	$1,811.8
New Term Loan Facility (2)	$2,433.9	$2,476.2	$2,431.7	$2,456.3
(1)Includes New Senior Notes (long-term) at December 31, 2020 and New Senior Notes (long-term) and New Repatriation Bridge Facility (short-term) at December 31, 2019.
(2)Includes short-term and long-term portions of the New Term Loan Facility.
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

Note 14 -- Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Predecessor:
Balance, December 31, 2018	$(235.5)	$(818.3)	$(0.3)	$(1,054.1)
Other comprehensive income (loss) before reclassifications	5.7	62.6	(0.1)	68.2
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	2.8	—	2.8
Balance, February 7, 2019	$(229.8)	$(752.9)	$(0.4)	$(983.1)

Successor:
Balance, January 1, 2019	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(6.6)	(15.8)	(1.6)	(24.0)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	0.5	0.5
Balance, December 31, 2019	$(6.6)	$(15.8)	$(1.1)	$(23.5)
Other comprehensive income (loss) before reclassifications	23.3	(106.2)	(1.4)	(84.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(0.3)	2.1	1.8
Balance, December 31, 2020	$16.7	$(122.3)	$(0.4)	$(106.0)
The following table summarizes the reclassifications out of AOCI:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income (Loss) is Presented
		Successor		Predecessor
		Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Defined Benefit Pension Plans:
Amortization of prior service costs	Other Income (Expense)- Net	$(0.4)	$—	$(0.1)	$—
Amortization of actuarial gain/loss	Other Income (Expense) - Net	—	—	3.9	40.9
Derivative Financial Instruments:
Interest contracts	Interest Expense	2.8	0.7	—	0.9
Total before tax		2.4	0.7	3.8	41.8
Tax benefit (expense)		(0.6)	(0.2)	(1.0)	(9.4)
Total after tax		1.8	0.5	2.8	32.4
Total reclassifications for the period, net of tax		$1.8	$0.5	$2.8	$32.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	2019	2018
Reported revenue (Successor)	$1,413.9	$—
Dun & Bradstreet pre-acquisition revenue	178.7	1,716.4
Deferred revenue fair value adjustment	134.3	(152.2)
Pro forma revenue	$1,726.9	$1,564.2

Reported net income (loss) attributable to Dun & Bradstreet Holdings, Inc.(Successor)	$(674.0)	$—
Dun & Bradstreet pre-acquisition net income (loss)	(75.6)	288.1
Pro forma adjustments - net of income tax (1):
Deferred revenue fair value adjustment	104.4	(118.3)
Incremental amortization of intangibles	(15.5)	(350.7)
Amortization of deferred commissions	(2.0)	16.9
Transaction costs	154.9	(114.5)
Pension expense adjustment	69.5	38.9
Equity-based compensation adjustment	8.1	—
Preferred dividend adjustment	(21.8)	(128.7)
Incremental interest expense and facility cost adjustment	(21.9)	(215.4)
Pro forma net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor)	$(473.9)	$(583.7)
(1)    The blended statutory tax rate of 22.3% was assumed for 2019 and 2018 for the purpose of pro forma presentation.
Note 16 -- Acquisitions
2020 Acquisitions

On January 7, 2020 we acquired a 100% equity interest in Orb Intelligence (“Orb”) for a purchase price of $11.6 million. Orb Intelligence offers a high quality, global database of information, with a focus on building a digital view of businesses' presence.
On March 11, 2020, we acquired substantially all of the assets of coAction.com for a purchase price of $9.6 million, of which $4.8 million was paid upon the close of the transaction and the remaining $4.8 million was paid on September 11, 2020. coAction.com is a leader in revenue cycle management in the Order-to-Cash process, serving mid to large size companies across multiple industries.
The acquisitions were accounted for in accordance with ASC 805 “Business Combinations,” as purchase transactions, and accordingly, the assets and liabilities of both entities were recorded at their estimated fair values at the respective dates of the acquisitions. Transaction costs of $0.2 million were included in selling and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020 (Successor). We have included the financial results of Orb and coAction.com in our consolidated financial statements since their respective acquisition dates, and the results from each of these companies were not individually or in the aggregate material to our consolidated financial statements. We allocated goodwill and intangible assets to our North America segment and have completed the purchase accounting process as of December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
The table below reflects the aggregate purchase price related to the acquisitions and the resulting purchase allocation:

	Amortization Life (years)	Preliminary Purchase Price Allocation at March 31, 2020	Measurement Period Adjustments	Final Purchase Price Allocation at December 31, 2020
Cash		$0.5	$—	$0.5
Accounts receivable		0.3	—	0.3
Other		0.2	0.1	0.3
Total current assets		1.0	0.1	1.1
Intangible assets:
Customer relationships	7	2.4	—	2.4
Technology	11	6.8	—	6.8
Goodwill	Indefinite	10.7	0.2	10.9
Deferred tax asset		0.4	—	0.4
Total assets acquired		$21.3	$0.3	$21.6
Total liabilities assumed		0.2	0.2	0.4
Total purchase price		$21.1	$0.1	$21.2
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
2019 Acquisition

On July 1, 2019, the Company acquired a 100% ownership interest in Lattice Engines, Inc. ("Lattice"). Lattice is an artificial intelligence powered customer data platform, enabling business-to-business (“B2B”) organizations to scale their account-based marketing and sales programs across every channel. The results of Lattice have been included in our consolidated financial statements since the date of acquisition. We have finalized the purchase allocation as of March 31, 2020 and there were no changes compared to the amounts recorded as of December 31, 2019. In connection with the acquisition of Lattice, the Company received capital funding of $100 million from Parent’s partners.

The acquisition was accounted for in accordance with ASC 805. The acquisition was valued at $127 million. Transaction costs of $0.6 million were included in selling and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the period from January 1, 2019 to December 31, 2019 (Successor). The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

The table below reflects the purchase price related to the acquisition and the resulting purchase allocation:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Amortization Life (years)	Initial Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Cash		$0.1	$—	$0.1
Accounts receivable		1.9	—	1.9
Other		0.7	—	0.7
Total current assets		2.7	—	2.7
Intangible assets:
Customer relationships	11	25.1	(10.6)	14.5
Technology	14	48.0	(0.6)	47.4
Goodwill		43.0	12.2	55.2
Deferred tax asset		18.4	(0.9)	17.5
Other assets		0.7	(0.2)	0.5
Total assets acquired		$137.9	$(0.1)	$137.8
Deferred revenue		$6.5	$—	$6.5
Other liabilities		4.4	(0.1)	4.3
Total liabilities assumed		10.9	(0.1)	10.8
Total purchase price		$127.0	$—	$127.0

The fair value of the client relationships intangible assets was determined by applying the income approach through a discounted cash flow analysis, specifically a multi-period excess earnings method. The valuation was based on the present value of the net earnings attributable to the measured asset.

The technology intangible asset represents Lattice’s premier client data platform to deliver client services and solutions. The fair value of this intangible asset was determined by applying the income approach; specifically, a relief from royalty method.

The fair value of the deferred revenue was determined based on estimated direct costs to fulfill the related obligations, plus a reasonable profit margin based on selected peer companies’ margins as a benchmark.

The value of the goodwill is primarily related to Lattice’s capability associated with product development which provides potential growth opportunity in the Sales & Marketing space as well as cost synergy generated from the combined business. The intangible assets are amortized using a straight-line method. The amortization method reflects the timing of the benefits derived from each of the intangible assets.

The goodwill acquired was not deductible for tax purposes.

Unaudited Pro Forma Financial Information
The following pro forma statements of operations data presents the combined results of the Company and Lattice, assuming that the acquisition had occurred on January 1, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Successor	Predecessor
	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Reported revenue	$1,413.9	$178.7	$1,716.4
Lattice revenue - pre-acquisition revenue	11.1	2.9	25.1
Add: deferred revenue adjustment	2.4	—	(4.8)
Total pro forma revenue	$1,427.4	$181.6	$1,736.7
Reported net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor)/The Dun & Bradstreet Corporation (Predecessor)	$(674.0)	$(75.6)	$288.1
Pro forma adjustments - net of tax effect
Pre-acquisition net loss	(19.7)	(1.0)	(13.1)
Intangible amortization - net of tax benefits	(1.4)	(0.4)	(3.6)
Deferred revenue adjustment - net of tax benefits	1.8	—	(3.6)
Transaction costs - net of tax benefits	0.4	—	(0.4)
Pro forma net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(692.9)	$(77.0)	$267.4

Note 17 -- Supplemental Financial Data
Other Non-Current Assets

	December 31, 2020	December 31, 2019
Right of use assets	$72.9	$87.9
Prepaid pension assets	4.3	9.9
Investments	27.0	23.7
Other non-current assets	16.3	13.1
Total	$120.5	$134.6

Other Accrued and Current Liabilities:

	December 31, 2020	December 31, 2019
Restructuring accruals	$9.9	$11.1
Operating expenses accruals	76.5	58.7
Accrued interest expense	29.0	49.3
Short-term lease liability	23.3	22.4
Other accrued liabilities	21.6	25.8
Total	$160.3	$167.3

Other Non-Current Liabilities:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	December 31, 2020	December 31, 2019
Deferred revenue - long term	$16.3	$7.8
U.S. tax liability associated with the 2017 Act	49.8	55.0
Long-term lease liability	68.4	71.2
Other	8.7	3.7
Total	$143.2	$137.7

Property, Plant and Equipment - Net:

	December 31, 2020	December 31, 2019
Furniture	$24.3	$22.4
Less: Accumulated depreciation	9.2	4.4
Net:	$15.1	$18.0

Leasehold improvements, less:
Accumulated amortization of $4.8 and $3.1 as of December 31, 2020 and 2019, respectively	11.3	11.4
Property, plant and equipment - net	$26.4	$29.4

Property, plant and equipment depreciation and amortization expense for the year ended December 31, 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to February 7, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor) was $9.4 million, $8.2 million, $1.1 million and $10.9 million, respectively. We also recorded impairment charges of $3.6 million included in selling and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020 (Successor) and for the period from January 1 to December 31, 2019 (Successor), primarily related to leasehold improvements for offices we ceased to occupy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Computer Software and Goodwill:

	Computer Software	Goodwill
Predecessor:
December 31, 2018	$133.8	$770.8
Additions at cost (1)	5.0	—
Amortization	(6.8)	—
Other (2)	0.1	2.7
February 7, 2019	$132.1	$773.5

Successor:
January 1, 2019	$—	$—
Acquisitions (3)	376.0	2,842.8
Additions at cost (1)	56.4	—
Amortization	(48.4)	—
Other (2)	(4.2)	(2.7)
December 31, 2019	$379.8	$2,840.1
Acquisition (4)	—	10.9
Additions at cost (1)	113.1	—
Amortization	(70.8)	—
Write-off	(1.0)	—
Other	11.6	5.2
December 31, 2020	$432.7	$2,856.2
The computer software amortization expense for the year ended December 31, 2018 (Predecessor) was $44.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Other Intangibles:

	Customer Relationships	Database and Other	Other Indefinite-Lived Intangibles	Total
Predecessor:
December 31, 2018	$75.7	$50.0	$158.4	$284.1
Additions	—	0.1	—	0.1
Amortization	(1.7)	(1.5)	—	(3.2)
Other (2)	0.1	—	—	0.1
February 7, 2019 (5)	$74.1	$48.6	$158.4	$281.1

Successor:
January 1, 2019	$—	$—	$—	$—
Acquisition (6)	2,403.0	1,999.7	1,275.8	5,678.5
Additions	—	0.6	—	0.6
Amortization	(239.5)	(186.3)	—	(425.8)
Other (2)	(1.4)	(0.5)	—	(1.9)
December 31, 2019 (5)	$2,162.1	$1,813.5	$1,275.8	$5,251.4
Acquisitions (4)	2.4	6.8		9.2
Additions	—	0.6	—	0.6
Amortization	(255.1)	(201.6)	—	(456.7)
Other (2)	3.1	4.4	—	7.5
December 31, 2020 (5)	$1,912.5	$1,623.7	$1,275.8	$4,812.0
(1)Primarily related to software-related enhancements on products.
(2)Primarily due to the impact of foreign currency fluctuations.
(3)Related to the Take-Private Transaction in February 2019 and Lattice acquisition in July 2019. See Note 15 and 16 for further detail.
(4)Related to the acquisition of Orb Intelligence and coAction.com.
(5)Customer Relationships—Net of accumulated amortization of $495.5 million, $239.5 million, and $56.6 million as of December 31, 2020 (Successor), December 31, 2019 (Successor), and February 7, 2019 (Predecessor), respectively.
Database and Other—Net of accumulated amortization of $388.5 million, $186.3 million, and $121.4 million as of December 31, 2020 (Successor), as of December 31,2019 (Successor), and February 7, 2019 (Predecessor), respectively.
(6)Related to fair values of identifiable intangible assets recorded from purchase accounting as a result of the Take-Private Transaction in February 2019 and the acquisition of Lattice in July 2019.
The other intangibles amortization expense for the year ended December 31, 2018 (Predecessor) was $32.9 million.
The table below sets forth the future amortization as of December 31, 2020 associated with computer software and other intangibles primarily recognized as a result of the Take-Private Transaction and the acquisition of Lattice:

	2021	2022	2023	2024	2025	Thereafter	Total
Computer Software	$101.6	$92.5	$83.6	$56.4	$48.4	$50.2	$432.7
Customer Relationship	239.3	223.3	207.3	191.1	175.0	876.5	1,912.5
Database	190.3	179.1	167.8	156.6	145.3	784.6	1,623.7
Total	$531.2	$494.9	$458.7	$404.1	$368.7	$1,711.3	$3,968.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Allowance for Doubtful Accounts:

Predecessor:
January 1, 2018	$24.2
Additions charged to costs and expenses	6.7
Write-offs	(9.1)
Recoveries	2.7
Other (7)	(10.4)
December 31, 2018	14.1
Additions charged to costs and expenses	0.7
Write-offs	(0.6)
Recoveries	0.2
Other	0.2
February 7, 2019	$14.6

Successor:
January 1, 2019	$—
Additions charged to costs and expenses	5.2
Recoveries	2.3
Other	(0.2)
December 31, 2019	7.3
Additions charged to costs and expenses	7.8
Write-offs	(5.7)
Recoveries	1.7
Other	(0.1)
December 31, 2020	$11.0
(7)Primarily due to the reclassification of reserve for sales cancellation to Accounts Payable resulting from the adoption of Topic 606.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Deferred Tax Asset Valuation Allowance:

Predecessor:
January 1, 2018	$39.1
Additions charged (credited) to costs and expenses	(2.8)
Additions charged (credited) due to foreign currency fluctuations	(1.9)
Additions charged (credited) to other accounts	—
December 31, 2018	34.4
Additions charged (credited) to costs and expenses	—
Additions charged (credited) due to foreign currency fluctuations	—
Additions charged (credited) to other accounts	—
February 7, 2019	$34.4

Successor:
January 1, 2019	$—
Additions charged (credited) to costs and expenses	(27.2)
Additions charged (credited) due to foreign currency fluctuations	(0.5)
Acquisition	60.8
December 31, 2019	33.1
Additions charged (credited) to costs and expenses	0.5
Additions charged (credited) due to foreign currency fluctuations	2.2
Additions charged (credited) to other accounts	—
December 31, 2020	$35.8

Other Income (Expense) — Net
Other income (expense) - net was as follows:

	Successor		Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Non-operating pension income (expense) (1)	$45.9	$35.9	$(85.7)	$(2.4)
Change in fair value of make-whole derivative liability (2)	(32.8)	(172.4)	—	—
Partial debt redemption premium (3)	(50.1)	—	—	—
Miscellaneous other income (expense) – Net (4)	25.0	(18.3)	(0.3)	(0.9)
Other income (expense) – net	$(12.0)	$(154.8)	$(86.0)	$(3.3)
(1)Higher non-operating pension income for the year ended December 31, 2020 (Successor) compared to the period from January 1, 2019 to December 31, 2019 (Successor) was primarily driven by lower interest cost and higher expected asset return. Higher non-operating pension expense for the period from January 1, 2019 to February 7, 2019 was due to a one-time pension settlement charge of $85.8 million related to the then-existing U.S. Non-Qualified plans.
(2)Related to the make-whole provision associated with the Series A Preferred Stock. See Note 22 to the consolidated financial statements.
(3)See Note 6 to the consolidated financial statements.
(4)The increase in Miscellaneous Other Expense - Net for the year ended December 31, 2020 compared to each of the prior periods was primarily driven by the change in fair value related to the foreign currency collar we entered into in connection with the Bisnode acquisition and higher foreign currency exchange gains related to the revaluation of our intercompany loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

	Successor		Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Revenue:
North America	$1,459.9	$1,316.5	$148.2	$1,420.6
International	299.3	236.3	56.4	295.8
Corporate and other (1)	(21.1)	(138.9)	(25.9)	—
Consolidated total	$1,738.1	$1,413.9	$178.7	$1,716.4
(1)Revenue for Corporate and other represents deferred revenue purchase accounting adjustments recorded in accordance with GAAP related to the Take-Private Transaction and Lattice acquisition included in each of the Successor periods and recent acquisitions for the year ended December 31, 2020 (Successor), and the International lag adjustment (see Note 1) included in the period from January 1 to February 7, 2019 (Predecessor).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Successor		Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Adjusted EBITDA
North America	$696.4	$634.6	$55.3	$575.9
International	94.8	78.2	20.3	91.2
Corporate and other (1)	(75.8)	(210.7)	(9.3)	(98.5)
Consolidated total	$715.4	$502.1	$66.3	$568.6
Depreciation and amortization	(536.9)	(482.4)	(11.1)	(88.7)
Interest expense - net	(270.3)	(301.1)	(5.2)	(52.5)
Dividends allocated to preferred stockholders	(64.1)	(114.0)	—	—
Benefit (provision) for income taxes	110.5	118.2	27.5	(81.6)
Other income (expense) - net	(12.0)	(154.8)	(86.0)	(3.3)
Equity in net income of affiliates	2.3	4.2	0.5	2.8
Net income (loss) attributable to non-controlling interest	(5.0)	(6.5)	(0.8)	(6.2)
Lag adjustment	—	—	(2.7)	—
Other incremental or reduced expenses from the application of purchase accounting	18.8	20.7	—	—
Equity-based compensation	(45.1)	(11.7)	(11.7)	(10.8)
Restructuring charges	(34.8)	(51.8)	(0.1)	(25.4)
Merger and acquisition-related operating costs	(14.1)	(156.0)	(52.0)	(11.6)
Transition costs	(31.9)	(37.7)	(0.3)	(0.3)
Legal expense associated with significant legal and regulatory matters	(3.9)	0.2	—	(2.9)
Asset impairment	(4.5)	(3.4)	—	—
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(175.6)	$(674.0)	$(75.6)	$288.1

(1)Corporate and other includes deferred revenue purchase accounting adjustments recorded in accordance with GAAP related to the Take-Private Transaction and recent acquisitions of $21.1 million for the Successor year ended December 31, 2020, $138.9 million for the period from January 1, 2019 to December 31, 2019 (Successor), and the International lag adjustment of $(2.7) million for the period from January 1 to February 7, 2019 (Predecessor).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Successor		Predecessor
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Depreciation and amortization:
North America	$45.9	$34.8	$5.8	$41.3
International	7.9	5.9	1.5	8.5
Total segments	53.8	40.7	7.3	49.8
Corporate and other (1)	483.1	441.7	3.8	38.9
Consolidated total	$536.9	$482.4	$11.1	$88.7
Capital expenditures:
North America	$1.9	$9.6	$0.2	$3.6
International	5.6	1.9	0.1	0.7
Total segments	7.5	11.5	0.3	4.3
Corporate and other	0.2	1.0	(0.1)	0.8
Consolidated total	$7.7	$12.5	$0.2	$5.1
Additions to computer software and other intangibles:
North America	$106.2	$48.0	$4.3	$39.5
International	6.1	6.4	0.8	4.9
Total segments	112.3	54.4	5.1	44.4
Corporate and other	1.4	2.0	—	8.7
Consolidated total	$113.7	$56.4	$5.1	$53.1

(1)Depreciation and amortization for Corporate and other includes incremental amortization resulting from the Take-Private Transaction and recent acquisitions.

Supplemental Geographic and Customer Solution Set Information:

	December 31, 2020	December 31, 2019
Assets:
North America	$8,521.9	$8,480.1
International	697.5	632.7
Consolidated total	$9,219.4	$9,112.8

Goodwill:
North America	$2,745.5	$2,734.6
International	110.7	105.5
Consolidated total	$2,856.2	$2,840.1
Other intangibles:
North America	$4,534.5	$4,953.0
International	277.5	298.4
Consolidated total	$4,812.0	$5,251.4
Other non-current assets, excluding deferred income tax:
North America	$568.5	$500.9
International	94.7	89.9
Consolidated total	$663.2	$590.8
Total long-lived assets	$8,331.4	$8,682.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Successor		Predecessor
Customer Solution Set Revenue	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018

North America (1):
Finance & Risk	$811.1	$728.2	$80.4	$792.6
Sales & Marketing	648.8	588.3	67.8	628.0
Total North America	$1,459.9	$1,316.5	$148.2	$1,420.6
International:
Finance & Risk	$243.6	$191.3	$43.4	$233.6
Sales & Marketing	55.7	45.0	13.0	62.2
Total International	$299.3	$236.3	$56.4	$295.8
Corporate and other:
Finance & Risk	$(10.8)	$(82.9)	$(19.2)	$—
Sales & Marketing	(10.3)	(56.0)	(6.7)	—
Total Corporate and other	$(21.1)	$(138.9)	$(25.9)	$—
Total Revenue:
Finance & Risk	$1,043.9	$836.6	$104.6	$1,026.2
Sales & Marketing	694.2	577.3	74.1	690.2
Total Revenue	$1,738.1	$1,413.9	$178.7	$1,716.4
(1)Substantially all of the North America revenue is attributable to the United States.
Note 19 -- Related Parties
The following sets forth certain transactions and agreements in which the Company and our affiliates, executive officers and certain directors are involved.
As a result of the completion of the Take-Private Transaction on February 8, 2019, the Company was directly owned by Parent, which was collectively controlled by entities affiliated with Bilcar, LLC ("Bilcar"), Thomas H. Lee Partners, L.P. ("THL"), Cannae Holdings, Inc. ("Cannae Holdings"), Black Knight, Inc. ("Black Knight") and CC Capital Partners LLC ("CC Capital"), collectively the "Investor Consortium." Subsequent to the close of the IPO and the concurrent private placement on July 6, 2020 (see Note 2 for further discussion), the Investor Consortium continues to be able to exercise significant voting influence over fundamental and significant corporate matters and transactions by their ability to designate five members of our board of directors.
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
On February 8, 2019, the Company entered into a services agreement with MVB Management, LLC ("MVB"), an entity affiliated with William P. Foley II, who is affiliated with Bilcar, and Chinh E. Chu, who is affiliated with CC Capital, and THL Managers VIII, LLC ("THL Managers"), an entity affiliated with THL, pursuant to which MVB and THL Managers provided services in connection with the Take-Private Transaction. The Company paid a total fee of $29.1 million to MVB under the agreement upon the close of the Take-Private Transaction, which we included as "selling and administrative expenses" in the Successor’s statement of operations and comprehensive income (loss) for the period from January 1, 2019 to December 31, 2019. Under the services agreement, the Company must reimburse the reasonable and documented out-of-pocket expenses incurred by MVB and THL Managers in performing the ongoing services. The Company has made no payments pursuant to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
reimbursement provision during the year ended December 31, 2020 and the period from January 1, 2019 to December 31, 2019. The reimbursement provision was terminated following the IPO transaction. Also in connection with the IPO transaction, we paid fees of $2.5 million each to THL Managers and entities affiliated with William P. Foley II and Chinh E. Chu (Bilcar and CC Star Holdings, LP, respectively) for services provided prior to the IPO.
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
Pursuant to the Star Parent, L.P. Partnership Agreement, an entity jointly controlled by affiliates of CC Capital and Bilcar (the "Originating Sponsors") was granted 6,817.7428 Class B profits interest units of Parent, which were valued at $17.3 million and were included as "selling and administrative expenses" in the Successor’s statement of operations and comprehensive income (loss) for the period from January 1, 2019 to December 31, 2019. Pursuant to the Star Parent, L.P. Partnership Agreement, the Originating Sponsors also received 15,867.8087 Class C profits interest units of Parent upon the close of the Take-Private Transaction. The units were valued at approximately $37.9 million and included within "selling and administrative expenses" in the consolidated statement of operations and comprehensive income (loss) for the period from January 1, 2019 to December 31, 2019 (Successor).
Upon the close of the Take-Private Transaction, Motive Partners received $0.6 million related to due diligence consulting services pursuant to a services agreement between Parent and Motive Partners.
During the Successor period from January 1, 2019 to December 31, 2019, Motive Partners was retained to provide certain technology consulting services. Total cost incurred during the period from January 1, 2019 to December 31, 2019 for such services was immaterial.
In August 2019, the Company entered into a five-year lease agreement with Motive Partners related to the office space for the Company’s London sales office starting August 1, 2019. This lease was terminated in June 2020 with a termination fee of $0.1 million. We recorded total lease costs of $1.0 million for the year ended December 31, 2020. In December 2019, the Company entered into a one-year lease agreement with Motive Partners for operations in New York starting January 1, 2020. Total payments over the one-year lease term aggregate to approximately $0.2 million.
In the normal course of business, we reimburse affiliates for certain travel costs incurred by Dun & Bradstreet Holdings, Inc. executives and board members. The amount included in selling and administrative expenses was $0.6 million for both the Successor year ended December 31, 2020 and the period from January 1, 2019 to December 31, 2019.

On January 1, 2020, the Company entered into a three-year service agreement with Trasimene Capital Management, LLC (the “Advisor”), an entity affiliated with Cannae Holdings, and controlled by Mr. Foley. The agreement is subject to renewal. Pursuant to the agreement, the Advisor provides the Company strategic advisory services, in exchange for transaction fees that are calculated based on 1% of the value of each transaction for which the Advisor performs services. Under the service agreement, the Company is also obligated to reimburse the reasonable and documented out-of-pocket expenses incurred by the Advisor. We incurred costs of $0.4 million for transaction fees to the Advisor for the year ended December 31, 2020.

In connection with the IPO transaction, the Originating Sponsors agreed to waive certain anti-dilution rights they had pursuant to the Star Parent Partnership Agreement and to terminate such provision following the offering. In exchange for such waiver and termination, we made a payment of $30.0 million to an entity jointly controlled by affiliates of the Originating Sponsors upon the closing of the IPO transaction on July 6, 2020. In addition, on June 30, 2020, each of Mr. Foley and Mr. Chu received options to purchase 2,080,000 shares of our common stock at an exercise price equal to the initial public offering price. The options were fully vested upon grant. The options were valued at $20.0 million, which was reflected in Selling and Administrative Expenses for the year ended December 31, 2020.

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

Note 20 -- Contractual Obligations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Acxiom Corporation and Ensono, L.P.
We currently outsource certain of our product and technology capabilities in North America and our fulfillment processes in Europe to Acxiom in order to increase the speed, data processing and matching capabilities for our global sales and marketing clients. Effective January 1, 2020, the agreement was modified and extended through December 31, 2020, and subsequently extended through June 30, 2021. Together with other fulfillment contracts the aggregate remaining minimum obligation as of December 31, 2020 is approximately $7 million.
Effective July 1, 2019, the Company amended and extended its previous service agreement with Ensono L.P. ("Ensono") through June 30, 2024. Pursuant to the agreement, Ensono provides information technology and data processing services, including additional services and services previously provided. The agreement is non-cancellable before July 1, 2022. We can terminate the agreement starting July 1, 2022 with a fee as defined in the agreement. At December 31, 2020, total payments to Ensono over the remaining term of the above contract, excluding the lease components accounted for in accordance with Topic 842, will aggregate to approximately $105 million.
We incurred costs of approximately $86 million, $56 million, $6 million, and $60 million under all of these outsourcing agreements for the year ended December 31, 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to February 7, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor), respectively.
Cognizant Technology Solutions
Effective February 2018, we entered into a new three-year agreement with Cognizant Technology Solutions ("CTS") to consolidate the majority of the existing service agreements in which CTS provides technology support to develop applications for our products and solutions. We can terminate the agreement at any time with six months’ prior written notice and a $4.5 million termination fee. The agreement ended December 31, 2020. A separate three-year agreement dated June 1, 2015, in which CTS provides global maintenance and support for our daily applications and systems, was extended to May 31, 2020. Effective May 1, 2020, we entered into a new two-year agreement.
We incurred costs of approximately $33 million, $35 million, $4 million, and $37 million under all of these agreements for the year ended December 31, 2020, the period from January 1, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to February 7, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor), respectively. At December 31, 2020, total payments over the remaining terms of the above agreements will aggregate to approximately $10 million.
Worldwide Network Partnership Agreements
We have entered into commercial service agreements with our third-party Worldwide Network Partners with various terms ranging from 5 to 10 years. These agreements provide us access to certain international data and services from our partners in order to serve our global clients. Effective January 1, 2020, we renegotiated our agreements with our WWN Partners, which expanded our buying capacity.
We incurred costs of approximately $90 million, $23 million, $3 million, and $22 million under all of these agreements for the year ended December 31, 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to February 7, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor), respectively. At December 31, 2020, total payments to our Worldwide Network Partners over the remaining terms of all agreements aggregate to approximately $359 million.
The following table quantifies our future contractual obligations as discussed above, as well as other contractual obligations, as of December 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total
Commitments to Outsourcers and Other Purchase Obligations	$207.7	$146.6	$67.1	$51.2	$32.9	$60.6	$566.1

The table above excludes our obligations with respect to debt, leases, contingent liabilities, unrecognized tax benefits and pension obligations for which funding requirements are uncertain Our obligations with respect to debt are discussed in Note 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
to our consolidated financial statements. Our obligations with respect to leases are discussed in Note 7. Our contingent liabilities with respect to legal matters are discussed in Note 8 to our consolidated financial statements. Our obligations with respect to unrecognized tax benefits are discussed in Note 9 to our consolidated financial statements. Our obligations with respect to pension and postretirement medical benefit plans are described in Note 10 to our consolidated financial statements.
Note 21 -- Quarterly Financial Data (Unaudited)
Our quarterly financial statements are prepared on the same basis as the audited annual financial statements, and include all adjustments necessary for the fair statement of our results of operations for these periods.

	For the Three Months Ended
	Successor
	March 31,	June 30,	September 30,	December 31,
2020
Revenue (1)	$395.3	$420.6	$442.1	$480.1
Operating income (loss) (2)	$(8.3)	$(1.4)	$45.2	$27.5
Net income (loss) (3)(4)	$73.9	$(173.8)	$(14.9)	$8.3
Net (income) loss attributable to the non-controlling interest	$(0.4)	$(1.2)	$(2.1)	$(1.3)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor)	$41.5	$(207.1)	$(17.0)	$7.0
(1)Includes a reduction of revenue of $17.4 million for the three months ended March 31, 2020 due to deferred revenue purchase accounting adjustment in connection with the Take-Private Transaction.
(2)Included within selling and administrative expenses is an expense of $20.0 million for the three months ended June 30, 2020, related to stock option expense in connection with the IPO.
(3)Includes an expense within non-operating expense-net of $41.3 million and $25.5 million in the three months ended June 30, 2020 and September 30, 2020, respectively, related to the premium paid and the write-off of the associated debt issuance cost and discount as a result of the partial redemption of our senior secured and unsecured notes (see Note 6).
(4)Includes within non-operating expense-net a gain of $69.8 million for the three months ended March 31, 2020, and an expense of $102.6 million for the three months ended June 30, 2020 related to the change in fair value of make-whole derivative liability.

		For the Three Months Ended
	Predecessor	Successor
	Period from January 1 to February 7, 2019	March 31,	June 30,	September 30,	December 31,
2019
Revenue (1)	$178.7	$174.1	$398.9	$408.2	$432.7
Operating loss (2)	$(11.6)	$(202.9)	$(9.1)	$(1.0)	$(7.0)
Net loss (3)	$(74.8)	$(209.6)	$(60.5)	$(55.3)	$(228.1)
Net (income) loss attributable to the non-controlling interest	$(0.8)	$(0.4)	$(1.5)	$(1.4)	$(3.2)
Net loss attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(75.6)	$(227.9)	$(94.0)	$(88.8)	$(263.3)
(1)Includes a reduction of revenue of $39.6 million, $39.2 million, $38.0 million, and $22.1 million for the three months ended March 31, June 30, September 30, and December 31, 2019 (Successor), respectively and excludes revenue of $25.9 million for the period from January 1 to February 7, 2019 (Predecessor) due to International lag adjustment also in connection with the Take-Private Transaction.
(2)Includes transaction costs of $147.4 million and $52.0 million directly attributable to the Take-Private Transaction for the Successor three months ended March 31, 2019 and the Predecessor period from January 1 to February 7, 2019, respectively. In addition, for the Predecessor period from January 1 to February 7, 2019, we incurred $10.4 million to accelerate the vesting of equity-based grants as a result of the Take-Private Transaction. We also incurred higher amortization for the Successor periods associated with recognized intangible assets resulting from the Take-Private Transaction. See Note 15 and 16.
(3)Includes an expense within non-operating expense-net of $85.8 million to settle a portion of the U.S. Non-Qualified plans in the Predecessor period from January 1, 2019 to February 7, 2019 as a result of the Take-Private Transaction and an expense of $172.4 million in the three months ended December 31, 2019 (Successor) related to the change in fair value of make-whole derivative liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 22 -- Preferred Stock
In connection with the Privatization Transaction on February 8, 2019, Dun & Bradstreet Holdings, Inc. issued 1,050,000 shares of Cumulative Series A Preferred Stock ("Series A Preferred Stock") for $1,028.4 million, net of issuance discount of $21.6 million. Together with other financing sources, the net proceeds were used to consummate the Take-Private Transaction.
Each outstanding share of Series A Preferred Stock had a liquidation preference equal to the sum of (a) the stated value ($1,000.00 per share) (the "Stated Value") plus (b) all accrued, accumulated and unpaid dividends. The Series A Preferred Stock was entitled to cumulative dividend at (a) 12% per annum from February 7, 2019 to February 7, 2027; (b) 13% per annum from February 8, 2027 to February 8, 2028; and (c) 14% per annum from and after February 8, 2028. Unpaid dividends were accumulated and compounded quarterly regardless of whether they were declared.
The Series A Preferred Stock was redeemable upon the occurrence of a material event including a qualified IPO at an applicable price depending on when the redemption event occurred.
Upon the closing of the IPO on July 6, 2020 (see further discussion in Note 2 to the consolidated financial statements), we redeemed all of the outstanding Series A Preferred Stock. In addition, we made the total make-whole payment of $205.2 million.

The Company classified the Series A Preferred Stock as mezzanine equity because the instrument contained a redemption feature which was contingent upon certain events, the occurrence of which was not solely within the control of the Company.
We bifurcated embedded derivatives and assessed fair value each reporting date. Beginning in November 2019, we determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable before November 8, 2021. As a result we determined the fair value of the make-whole provision to be $172.4 million at December 31, 2019, which was included "Other income (expense) - net" in the statement of operations and comprehensive income (loss) for the period from January 1, 2019 to December 31, 2019 (Successor) and reflected as "Make-whole derivative liability" within the consolidated balance sheet as of December 31, 2019. For the year ended December 31, 2020 up to redemption, we recorded a loss of $32.8 million within "Other income (expense) - net," related to the change of fair value during the period. The fair value was estimated using the with and without method and based on management’s estimate of probability of the triggering event associated with the make-whole derivative liability.

The Series A Preferred Stock was fully accreted to the redeemable balance of $1,067.9 million using the interest method upon the redemption. We recorded accretion of $36.1 million and $3.4 million to the mezzanine equity using interest method for the year ended December 31, 2020 (Successor) and for the period from January 1, 2019 to December 31, 2019 (Successor), respectively.
On May 14, 2020, March 4, 2020, December 16, 2019, July 30, 2019 and May 31, 2019, the board of directors of Dun & Bradstreet Holdings, Inc. declared a cash dividend of $30.51 per share to all holders of shares of Series A Preferred Stock. An aggregate amount of $32.1 million, $32.0 million, $32.0 million, $32.1 million, $10.7 million and $21.3 million was paid on June 26, 2020, March 27, 2020, December 27, 2019, September 27, 2019, June 28, 2019 and on June 19, 2019, respectively.

Note 23 -- Subsequent Events

On January 8, 2021, we acquired 100% ownership of Bisnode Business Information Group AB (“Bisnode”), a leading European data and analytics firm and long-standing member of the Dun & Bradstreet WWN alliances, for a total purchase price of $805.8 million. The transaction closed with a combination of cash of $646.9 million and 6,237,087 newly issued shares of common stock of the Company in a private placement valued at $158.9 million based on the stock closing price on January 8, 2021. Upon the close of the transaction, we settled a zero-cost foreign currency collar and received $21.0 million, which reduced our net cash payment for the acquisition. We will account for the transaction in accordance with ASC 805, "Business Combinations," and accordingly the assets and liabilities will be recorded at their estimated fair values at the date of acquisition. The results of Bisnode will be included in our consolidated financial statements from the date of acquisition.

Effective January 27, 2021, we amended our credit agreement dated February 8, 2019, specifically related to the Term Loan Facility. The repricing reduced the applicable margin for the term loan facility by 0.50% overall, resulting in a margin spread of LIBOR plus 3.25% per annum.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures
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
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of December 31, 2020, our Disclosure Controls were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the year ended December 31, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. As of December 31, 2020, we have not identified any material effect on our internal control over financial reporting despite the fact that substantially all of our employees are working remotely due to the COVID-19 pandemic.

Item 9B. Other Information
None

Part III
Item 10-14.

Our board of directors has adopted a Code of Ethics for Senior Financial Officers, which is applicable to our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, and a Code of Business Conduct and Ethics, which is applicable to all our directors, officers and employees. The purpose of these codes is to: (i) promote honest and ethical conduct, including the ethical handling of conflicts of interest; (ii) promote full, fair, accurate, timely and understandable disclosure; (iii) promote compliance with applicable laws and governmental rules and regulations; (iv) ensure the protection of our legitimate business interests, including corporate opportunities, assets and confidential information; and (v) deter wrongdoing. Our codes of ethics were adopted to reinvigorate and renew our commitment to our longstanding standards for ethical business practices. Our reputation for integrity is one of our most important assets and each of our employees and directors is expected to contribute to the care and preservation of that asset. Under our codes of ethics, an amendment to or a waiver or modification of any ethics policy applicable to our directors or executive officers must be disclosed to the extent required under SEC and/or NYSE rules. We intend to disclose any such amendment or waiver by posting it on the Investors page of our website at https://investor.dnb.com.

Within 120 days after the close of our fiscal year, we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A of the Exchange Act, which will include the matters required by these items.

Part IV

Item 6. Exhibits and Financial Statement Schedules

(A) (1)Financial Statements. Our financial statements are listed in the "Dun & Bradstreet Holdings, Inc. Index to Financial Statements" under Item 8 of Part II of this Report.
(A) (2)Financial Statement Schedules. All financial statement schedules have been omitted because they are not required or are not applicable, or the required information is shown in our consolidated financial statements or the notes thereto.
(A) (3)Exhibits. Exhibits are included below:

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated as of August 8, 2018, by and among The Dun & Bradstreet Corporation, Star Parent, L.P. and Star Merger Sub, Inc. (filed as Exhibit 2.1 to The Dun & Bradstreet Corporation's Current Report on Form 8- K filed on August 9, 2018) (SEC File No. 001-15967).*

3.1	Amended and Restated Certificate of Incorporation of Dun & Bradstreet Holdings, Inc., filed with the Secretary of State of the State of Delaware on July 2, 2020.

3.2	Amended and Restated Bylaws of Dun & Bradstreet Holdings, Inc., effective July 2, 2020.

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020) (SEC File No. 333-239050).*

4.2	Letter Agreement regarding voting, dated as of June 30, 2020.

4.3	Registration Rights Agreement, dated July 6, 2020, by and among Dun & Bradstreet Holdings, Inc., Star Parent, L.P. and each of the persons listed on the signature pages thereto.

4.4	Registration Rights Agreement, dated January 8, 2021, by and among Dun & Bradstreet Holdings, Inc. and each of the persons listed on the signature pages thereto.

4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1
Credit Agreement, dated February 8, 2019, among Star Merger Sub, Inc. (to be merged with and into The Dun & Bradstreet Corporation), Star Intermediate III, LLC and Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, and the financial institutions party thereto, as Joint Lead Arrangers and Joint Bookrunners and as Senior Managing Agents (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.2
First Amendment to the Credit Agreement, dated as of February 10, 2020, to the Credit Agreement dated as of February 8, 2019, among The Dun & Bradstreet Corporation, Star Intermediate III, LLC and Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, and the financial institutions party thereto (filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.3
Amendment No. 2 to the Credit Agreement, dated as of September 11, 2020, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on September 14, 2020) (SEC File No. 001-39361).*

10.4
Amendment No. 3 to the Credit Agreement, dated as of November 18, 2020, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on November 19, 2020) (SEC File No. 001-39361).*

10.5
Amendment No. 4 to the Credit Agreement, dated as of January 27, 2021, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on January 28, 2021) (SEC File No. 001-39361).*

10.6
Indenture governing Senior Secured Notes, dated February 8, 2019, among Star Merger Sub, Inc. (to be merged with and into The Dun & Bradstreet Corporation), the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.7
First Supplemental Indenture to the Indenture governing the Senior Secured Notes, dated as of February 8, 2019, by and among The Dun & Bradstreet Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent (filed as Exhibit 10.4 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.8
Second Supplemental Indenture to the Indenture governing the Senior Secured Notes, dated as of October 29, 2019, by and among The Dun & Bradstreet Corporation, Lattice Engine's, Inc. (as the guaranteeing entity) and Wilmington Trust, National Association, as trustee and notes collateral agent (filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.9
Indenture governing Senior Unsecured Notes, dated February 8, 2019, among Star Merger Sub, Inc. (to be merged with and into The Dun & Bradstreet Corporation), the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (filed as Exhibit 10.6 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.10
First Supplemental Indenture to the Indenture governing the Senior Unsecured Notes, dated as of February 8, 2019, by and among The Dun & Bradstreet Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent (filed as Exhibit 10.7 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.11
Second Supplemental Indenture to the Indenture governing the Senior Unsecured Notes, dated as of October 29, 2019, by and among The Dun & Bradstreet Corporation, Lattice Engine's, Inc. (as the guaranteeing entity) and Wilmington Trust, National Association, as trustee and notes collateral agent (filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.12
Employment Agreement by and between Anthony M. Jabbour and The Dun & Bradstreet Corporation, dated February 8, 2019 (filed as Exhibit 10.9 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.13
Amendment to the Employment Agreement by and between Anthony M. Jabbour and The Dun & Bradstreet Corporation, dated as of June 18, 2020 (filed as Exhibit 10.10 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.14
Employment Agreement by and between Stephen C. Daffron and Star Parent, L.P., dated November 19, 2018 (filed as Exhibit 10.11 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.15
Amendment to the Employment Agreement by and between Stephen C. Daffron and The Dun & Bradstreet Corporation, dated as of June 18, 2020 (filed as Exhibit 10.12 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.16
Employment Agreement by and between Bryan T. Hipsher and The Dun & Bradstreet Corporation, dated February 8, 2019 (filed as Exhibit 10.13 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.17
Amendment to the Employment Agreement by and between Bryan T. Hipsher and The Dun & Bradstreet Corporation, dated as of June 18, 2020 (filed as Exhibit 10.14 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.18
Employment Agreement by and between Joe A. Reinhardt III and The Dun & Bradstreet Corporation, dated February 8, 2019 (filed as Exhibit 10.15 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.19
Amendment to the Employment Agreement by and between Joe A. Reinhardt III and The Dun & Bradstreet Corporation, dated as of June 18, 2020 (filed as Exhibit 10.16 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.20
2019 Long Term Incentive Plan for Executive Employees (filed as Exhibit 10.13 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*†

10.21	Cost Savings Achievement Plan (filed as Exhibit 10.15 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*†

10.22	Dun & Bradstreet 2020 Omnibus Incentive Plan (filed as Exhibit 99.1 to the Registration Statement on Form S-8 filed by Dun & Bradstreet Holdings, Inc. on July 2, 2020) (SEC File No. 333-239655).*†

10.23
Form of Grant Agreement for Performance and Time Based Restricted Stock Awards under the Agreement under Dun & Bradstreet 2020 Omnibus Plan (filed as Exhibit 10.20 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020) (SEC File No. 333-239050).*†

10.24
Form of Grant Agreement for Time Based Restricted Stock Awards under the Agreement under Dun & Bradstreet 2020 Omnibus Plan (filed as Exhibit 10.21 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020) (SEC File No. 333-239050)*†

10.25
Form of Grant Agreement for Stock Option Awards under the Agreement under Dun & Bradstreet 2020 Omnibus Plan (filed as Exhibit 10.22 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020) (SEC File No. 333-239050).*†

10.26
Dun & Bradstreet Employee Stock Purchase Plan (filed as Exhibit 99.1 to the Registration Statement on Form S-8 filed by Dun & Bradstreet Holdings, Inc. on December 1, 2020) (SEC File No. 333-251049).*†

10.27
Services Agreement, dated as of February 8, 2019, among The Dun and Bradstreet Corporation, MVB Management, LLC, and THL Managers VIII, LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 20-Q filed by Dun & Bradstreet Holdings, Inc. on August 6, 2020) (SEC File No. 001-39361).*

10.28
Expense Payment and Services Agreement, dated as of June 30, 2020, by and among Dun & Bradstreet Holdings, Inc., and Star Parent, L.P. (filed as Exhibit 10.2 to the Quarterly Report on Form 20-Q filed by Dun & Bradstreet Holdings, Inc. on August 6, 2020) (SEC File No. 001-39361).*

21.1	List of subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from Dun & Bradstreet Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statement of Operations and Comprehensive Income (Loss), (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder Equity (Deficit), and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101)
* Incorporated reference.
† Management compensatory plan or arrangement.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dun & Bradstreet Holdings, Inc.
	By:	/s/ ANTHONY M. JABBOUR
Anthony M. Jabbour
Chief Executive Officer
Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY M. JABBOUR	Chief Executive Officer and Director	February 25, 2021
Anthony M. Jabbour	(Principal Executive Officer)

/s/ BRYAN T. HIPSHER	Chief Financial Officer	February 25, 2021
Bryan T. Hipsher	(Principal Financial Officer)

/s/ ANTHONY PIETRONTONE	Chief Accounting Officer	February 25, 2021
Anthony Pietrontone	(Principal Accounting Officer)

/s/ WILLIAM P. FOLEY II	Chairman of the Board	February 25, 2021
William P. Foley II

/s/ DOUGLAS K. AMMERMAN	Director	February 25, 2021
Douglas K. Ammerman

/s/ CHINH E. CHU	Director	February 25, 2021
Chinh E. Chu

/s/ THOMAS M. HAGERTY	Director	February 25, 2021
Thomas M. Hagerty

/s/ KEITH J. JACKSON	Director	February 25, 2021
Keith J. Jackson

/s/ RICHARD N. MASSEY	Director	February 25, 2021
Richard N. Massey

/s/ JAMES A. QUELLA	Director	February 25, 2021
James A. Quella

/s/ GANESH B. RAO	Director	February 25, 2021
Ganesh B. Rao