Form 10-Q
period 2021-03-31
Dun & Bradstreet Holdings, Inc.
filed 2021-05-05
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 431,409,302 shares outstanding of the Registrant's common stock as of April 30, 2021.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2021

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Tabular amounts in millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2021	2020 (1)
Revenue	$504.5	$395.7
Operating expenses	160.9	138.6
Selling and administrative expenses	179.8	125.1
Depreciation and amortization	149.7	134.4
Restructuring charges	5.8	4.8
Operating costs	496.2	402.9
Operating income (loss)	8.3	(7.2)
Interest income	0.1	0.3
Interest expense	(48.9)	(83.0)
Other income (expense) - net	6.8	89.3
Non-operating income (expense) - net	(42.0)	6.6
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(33.7)	(0.6)
Less: provision (benefit) for income taxes	(9.8)	(74.2)
Equity in net income of affiliates	0.6	0.7
Net income (loss)	(23.3)	74.3
Less: net (income) loss attributable to the non-controlling interest	(1.7)	(0.4)
Less: Dividends allocated to preferred stockholders	—	(32.0)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(25.0)	$41.9

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.06)	$0.13
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.06)	$0.13
Weighted average number of shares outstanding-basic	428.5	314.5
Weighted average number of shares outstanding-diluted	428.5	314.5
Other comprehensive income (loss), net of income taxes:
Net income (loss)	$(23.3)	$74.3
Foreign currency translation adjustments, net of tax (2)	(49.3)	(25.6)
Defined benefit pension plans:
Prior service credit (cost), net of tax expense (benefit) (3)	0.4	(0.1)
Derivative financial instrument, net of tax expense (benefit) (4)	1.8	(1.0)
Total other comprehensive income (loss), net of tax	(47.1)	(26.7)
Comprehensive income (loss), net of tax	(70.4)	47.6
Less: comprehensive (income) loss attributable to the non-controlling interest	(2.4)	0.9
Comprehensive income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(72.8)	$48.5
(1) See discussion in Note 1 - Basis of Presentation for further detail regarding the elimination of the International lag reporting.
(2) Tax Expense (Benefit) of $1.1 million and $(0.2) million for the three months ended March 31, 2021 and 2020, respectively.
(3) Tax Expense (Benefit) of $0.1 million and less than $(0.1) million for the three months ended March 31, 2021 and 2020, respectively.
(4) Tax Expense (Benefit) of $(0.1) million and $(0.3) million for the three months ended March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Balance Sheets
(Amounts in millions, except share data and per share data)
(Unaudited)

	March 31, 2021	December 31, 2020 (1)
Assets
Current assets
Cash and cash equivalents	$173.4	$352.3
Accounts receivable, net of allowance of $14.6 at March 31, 2021 and $11.4 at December 31, 2020 (Note 3)	366.8	319.3
Other receivables	8.9	7.5
Prepaid taxes	69.6	130.4
Other prepaids	48.4	37.9
Other current assets (Note 12)	6.1	27.0
Total current assets	673.2	874.4
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $22.2 at March 31, 2021 and $14.3 at December 31, 2020	27.9	25.7
Computer software, net of accumulated amortization of $148.2 at March 31, 2021 and $125.6 at December 31, 2020 (Note 15)	508.1	437.0
Goodwill (Note 15 and 16)	3,318.2	2,857.9
Deferred income tax	14.9	14.1
Other intangibles (Note 15 and 16)	5,157.7	4,814.8
Deferred costs (Note 3)	87.2	83.8
Other non-current assets (Note 6)	137.7	112.6
Total non-current assets	9,251.7	8,345.9
Total assets	$9,924.9	$9,220.3
Liabilities
Current liabilities
Accounts payable	$76.0	$60.1
Accrued payroll	78.3	110.5
Accrued income tax	22.6	3.9
Short-term debt (Note 5)	28.1	25.3
Other accrued and current liabilities (Note 6)	156.9	151.1
Deferred revenue (Note 3)	634.4	477.2
Total current liabilities	996.3	828.1
Long-term pension and postretirement benefits (Note 9)	334.1	291.5
Long-term debt (Note 5)	3,548.0	3,255.8
Liabilities for unrecognized tax benefits	18.9	18.9
Deferred income tax	1,202.4	1,106.6
Other non-current liabilities (Note 6)	147.0	135.5
Total liabilities	6,246.7	5,636.4
Commitments and contingencies (Note 7 and 17)

Equity
Common Stock, $0.0001 par value per share, authorized—2,000,000,000 shares; 431,915,923 shares issued and 431,444,207 shares outstanding at March 31, 2021 and 423,418,131 shares issued and 422,952,228 shares outstanding at December 31, 2020	—	—
Capital surplus	4,475.2	4,310.1
Accumulated deficit	(718.9)	(693.9)
Treasury Stock, 471,716 shares at March 31, 2021 and 465,903 shares at December 31, 2020	(0.3)	—
Accumulated other comprehensive loss	(138.4)	(90.6)
Total stockholder equity	3,617.6	3,525.6
Non-controlling interest	60.6	58.3
Total equity	3,678.2	3,583.9
Total liabilities and stockholder equity	$9,924.9	$9,220.3
(1) See discussion in Note 1 - Basis of Presentation for further detail regarding the elimination of the International lag reporting.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Tabular amounts in millions)
(Unaudited)

	Three months ended March 31,
	2021	2020 (1)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(23.3)	$74.3
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	149.7	134.4
Amortization of unrecognized pension loss (gain)	0.5	(0.1)
Equity-based compensation expense	7.9	3.8
Restructuring charge	5.8	4.8
Restructuring payments	(3.3)	(6.0)
Change in fair value of make-whole derivative liability	—	(69.8)
Changes in deferred income taxes	(26.1)	(12.0)
Changes in prepaid and accrued income taxes	11.0	(71.0)
Changes in operating assets and liabilities: (3)
(Increase) decrease in accounts receivable	9.9	17.4
(Increase) decrease in other current assets	60.2	(4.4)
Increase (decrease) in deferred revenue	78.7	85.3
Increase (decrease) in accounts payable	(2.1)	(2.1)
Increase (decrease) in accrued liabilities	(61.5)	(99.0)
Increase (decrease) in other accrued and current liabilities	(20.9)	(28.6)
(Increase) decrease in other long-term assets	(2.6)	(8.2)
Increase (decrease) in long-term liabilities	(23.9)	(15.7)
Net, other non-cash adjustments (2)	8.2	2.0
Net cash provided by (used in) operating activities	168.2	5.1
Cash flows provided by (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(617.0)	(15.8)
Cash settlements of foreign currency contracts	23.3	1.6
Capital expenditures	(1.2)	(1.4)
Additions to computer software and other intangibles	(42.4)	(18.4)
Other investing activities, net	(0.6)	—
Net cash provided by (used in) investing activities	(637.9)	(34.0)
Cash flows provided by (used in) financing activities:
Payments of dividends	—	(32.0)
Proceeds from borrowings on Credit Facility	50.0	337.1
Proceeds from borrowings on Term Loan Facilities	300.0	—
Payments of borrowings on Credit Facility	(50.0)	(137.1)
Payments of borrowing on Term Loan Facility	(7.0)	—
(Payments) proceeds of borrowings on Bridge Loan	—	(63.0)
Payment of debt issuance costs	(2.6)	(0.8)
Other financing activities, net	(0.3)	(0.3)
Net cash provided by (used in) financing activities	290.1	103.9
Effect of exchange rate changes on cash and cash equivalents	0.7	(1.3)
Increase (decrease) in cash and cash equivalents	(178.9)	73.7
Cash and Cash Equivalents, Beginning of Period	352.3	84.4
Cash and Cash Equivalents, End of Period	$173.4	$158.1
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$(57.4)	$8.8
Interest	$63.0	$103.1
(1) See discussion in Note 1 - Basis of Presentation for further detail regarding the elimination of the International lag reporting.
(2) Includes non-cash amortization of deferred debt issuance cost and discount of $4.7 million and $11.9 million for the three months ended March 31, 2021 and 2020, respectively.
(3) Net of the effect of acquisitions, see further details in Note 14.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Stockholder Equity (Deficit)
(Tabular amounts in millions)
(Unaudited)

	Common Stock	Capital Surplus	(Accumulated Deficit) Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Defined Benefit Postretirement Plans	Cash Flow Hedging Derivative	Total Stockholder Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
Three months ended March 31, 2020 (1)
Balance, January 1, 2020 (1)	$—	$2,116.8	$(577.4)	$—	$4.8	$(24.0)	$(1.1)	$1,519.1	$58.2	$1,577.3
Net income (loss)	—	—	73.9	—	—	—	—	73.9	0.4	74.3
Accretion - Series A Preferred Stock (2)	—	(1.0)	—	—	—	—	—	(1.0)	—	(1.0)
Equity-based compensation plans	—	3.7	—	—	—	—	—	3.7	—	3.7
Pension adjustments, net of tax benefit of less than $0.1	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Change in cumulative translation adjustment, net of tax benefit of $0.2	—	—	—	—	(24.3)	—	—	(24.3)	(1.3)	(25.6)
Derivative financial instruments, net of tax benefit of $0.3	—	—	—	—	—	—	(1.0)	(1.0)	—	(1.0)
Preferred dividend (2)	—	(32.0)	—	—	—	—	—	(32.0)	—	(32.0)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance, March 31, 2020 (1)	$—	$2,087.5	$(503.5)	$—	$(19.5)	$(24.1)	$(2.1)	1,538.3	$57.1	$1,595.4

Three months ended March 31, 2021
Balance, January 1, 2021 (1)	$—	$4,310.1	$(693.9)	$—	$30.1	$(120.3)	$(0.4)	$3,525.6	$58.3	$3,583.9
Net income (loss)	—	—	(25.0)	—	—	—	—	(25.0)	1.7	(23.3)
Shares issued for Bisnode acquisition	—	158.9	—	—	—	—	—	158.9	—	158.9
Equity-based compensation plans	—	6.2	—	(0.3)	—	—	—	5.9	—	5.9
Pension adjustments, net of tax expense of $0.1	—	—	—	—	—	0.4	—	0.4	—	0.4
Change in cumulative translation adjustment, net of tax expense of $1.1	—	—	—	—	(50.0)	—	—	(50.0)	0.7	(49.3)
Derivative financial instruments, net of tax benefit of $0.1	—	—	—	—	—	—	1.8	1.8	—	1.8
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, March 31, 2021	$—	$4,475.2	$(718.9)	$(0.3)	$(19.9)	$(119.9)	$1.4	$3,617.6	$60.6	$3,678.2
(1) See discussion in Note 1 - Basis of Presentation for further detail regarding the elimination of the International lag reporting.
(2) Related to Series A Preferred Stock which was fully redeemed in July 2020. See detail discussion in the consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission ("SEC") on February 25, 2021.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DUN & BRADSTREET HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollar amounts, except share data and per share data, in millions)
Note 1 --Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Dun & Bradstreet Holdings, Inc. and its subsidiaries ("we" "us" "our" or the "Company") were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). They should be read in conjunction with the consolidated financial statements and related notes, which appear in the consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission ("SEC") on February 25, 2021. The unaudited condensed consolidated financial statements for interim periods do not include all disclosures required by GAAP for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the United Kingdom and Ireland ("U.K."), Northern Europe and Central Europe ("Europe"), Greater China, India and indirectly through our Worldwide Network alliances ("WWN alliances").
On January 8, 2021, we acquired 100% ownership of Bisnode Business Information Group AB (“Bisnode”), a leading European data and analytics firm and long-standing member of the Dun & Bradstreet WWN alliances, for a total purchase price of $805.8 million. See Note 14 for further discussion. Financial results of Bisnode ("Europe") has been included in our International segment since the acquisition date.
Historically our consolidated financial statements which have a year-end of December 31, reflected results of subsidiaries outside of North America on a one-month lag with a year-end of November 30. Effective January 1, 2021, we eliminated the one-month reporting lag by our subsidiaries outside of North America and aligned the year-end for all subsidiaries to December 31. The elimination of this reporting lag represented a change in accounting principle which the Company believes to be preferable as it provides investors with the most current information. This change in accounting policy was applied retrospectively to all periods since February 8, 2019 ("Successor periods") after the Take-Private Transaction. See Note 5 for further discussion. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2020, the Unaudited Condensed Consolidated Statement of Operations and comprehensive Income (Loss) for the three months ended March 31, 2020, the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and the Unaudited Condensed Consolidated Statements of Stockholder Equity (Deficit) for the three months ended March 31, 2020 have been recast to reflect this change in accounting policy. In addition, we plan to revise the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020, three and nine months ended September 30, 2020 and three and twelve months ended December 31, 2020 when they are presented as comparatives, as these financial statements will be issued in the future. The following table presents a summary of the changes to the quarterly results for the year ended December 31, 2020:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Revenue	Operating Income (loss)	Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	Provision (benefit) for income taxes	Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc..
Three months ended March 31, 2020:
As Reported	$395.3	$(8.3)	$(1.0)	$(74.3)	$41.5	$0.13	$0.13
Increase (Decrease)	0.4	1.1	0.4	0.1	0.4	$—	$—
As Revised	$395.7	$(7.2)	$(0.6)	$(74.2)	$41.9	$0.13	$0.13
Three months ended June 30, 2020:
As Reported	$420.6	$(1.4)	$(201.9)	$(27.5)	$(207.1)	$(0.66)	$(0.66)
Increase (Decrease)	(1.9)	(0.9)	(1.1)	(0.2)	(0.9)	$—	$—
As Revised	$418.7	$(2.3)	$(203.0)	$(27.7)	$(208.0)	$(0.66)	$(0.66)
Six months ended June 30, 2020:
As Reported	$815.9	$(9.7)	$(202.9)	$(101.8)	$(165.6)	$(0.53)	$(0.53)
Increase (Decrease)	(1.5)	0.2	(0.7)	(0.1)	(0.5)	$—	$—
As Revised	$814.4	$(9.5)	$(203.6)	$(101.9)	$(166.1)	$(0.53)	$(0.53)
Three months ended September 30, 2020:
As Reported	$442.1	$45.2	$(24.9)	$(9.3)	$(17.0)	$(0.04)	$(0.04)
Increase (Decrease)	2.3	0.3	0.9	0.2	0.7	$—	$—
As Revised	$444.4	$45.5	$(24.0)	$(9.1)	$(16.3)	$(0.04)	$(0.04)
Nine months ended September 30, 2020:
As Reported	$1,258.0	$35.5	$(227.8)	$(111.1)	$(182.6)	$(0.52)	$(0.52)
Increase (Decrease)	0.8	0.5	0.2	0.1	0.2	$—	$—
As Revised	$1,258.8	$36.0	$(227.6)	$(111.0)	$(182.4)	$(0.52)	$(0.52)
Three months ended December 31, 2020:
As Reported	$480.1	$27.5	$8.5	$0.6	$7.0	$0.02	$0.02
Increase (Decrease)	(0.2)	(7.9)	(7.3)	(2.0)	(5.2)	$(0.02)	$(0.02)
As Revised	$479.9	$19.6	$1.2	$(1.4)	$1.8	$—	$—
Year ended December 31, 2020:
As Reported	$1,738.1	$63.0	$(219.3)	$(110.5)	$(175.6)	$(0.48)	$(0.48)
Increase (Decrease)	0.6	(7.4)	(7.1)	(1.9)	(5.0)	$(0.01)	$(0.01)
As Revised	$1,738.7	$55.6	$(226.4)	$(112.4)	$(180.6)	$(0.49)	$(0.49)

The following table presents a summary of the changes to the assets, liabilities and equity:

	As Reported	Increase (Decrease)	As Revised
Total Assets as of December 31, 2020	$9,219.4	$0.9	$9,220.3
Total Liabilities as of December 31, 2020	$5,641.7	$(5.3)	$5,636.4
Total Equity as of January 1, 2020	$1,577.7	$(0.4)	$1,577.3
Total Equity as of December 31, 2020	$3,577.7	$6.2	$3,583.9

The following table presents a summary of the changes to the results of statement of cash flows for the year ended December 31, 2020:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Net cash provided by (used in) operating activities	Net cash provided by (used in) investing activities	Net cash provided by (used in) financing activities
Three months ended March 31, 2020:
As Reported	$0.5	$(35.6)	$103.9
Increase (Decrease)	4.6	1.6	—
As Revised	$5.1	$(34.0)	$103.9
Six months ended June 30, 2020:
As Reported	$114.4	$(65.0)	$(48.0)
Increase (Decrease)	13.3	(3.5)	(0.7)
As Revised	$127.7	$(68.5)	$(48.7)
Nine months ended September 30, 2020:
As Reported	$118.4	$(108.9)	$196.0
Increase (Decrease)	12.3	(3.4)	0.2
As Revised	$130.7	$(112.3)	$196.2
Year ended December 31, 2020:
As Reported	$195.6	$(134.3)	$189.3
Increase (Decrease)	9.4	1.0	(0.7)
As Revised	$205.0	$(133.3)	$188.6
Our unaudited condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the unaudited consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Since early 2020, the novel coronavirus ("COVID-19") global pandemic has caused disruptions in the economy and volatility in the global financial markets. As of the date of this report, there remains considerable uncertainty regarding its duration and the speed and nature of recovery. The extent of the impact of the COVID-19 global pandemic on our operations and financial performance will depend on the effects on our clients and vendors, which continue to be uncertain at this time and cannot be predicted. In addition, the pandemic may affect management's estimates and assumptions of variable consideration in contracts with clients as well as other estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions.
Note 2 -- Recent Accounting Pronouncements
We consider the applicability and impact of all Accounting Standards Updates (“ASUs”) and applicable authoritative guidance. The ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our consolidated financial position, results of operations and/or cash flows.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740)." The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. This update did not have a material impact on our consolidated financial statements.

Note 3 -- Revenue
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2021 is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Future revenue	$1,003.3	$583.7	$315.6	$125.7	$94.1	$235.4	$2,357.8

The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Contract Balances

	At March 31, 2021	At December 31, 2020
Accounts receivable, net	$375.7	$327.0
Short-term contract assets (1)	$2.5	$0.7
Long-term contract assets (2)	$3.9	$3.8
Short-term deferred revenue	$634.4	$477.2
Long-term deferred revenue (3)	$12.4	$14.6
(1) Included within Other Current Assets in the condensed consolidated balance sheet
(2) Included within Other Non-Current Assets in the condensed consolidated balance sheet
(3) Included within Other Non-Current Liabilities in the condensed consolidated balance sheet

The increase in deferred revenue of $155.0 million from December 31, 2020 to March 31, 2021 was primarily due to cash payments received or due in advance of satisfying our performance obligations, and the acquisition of Bisnode, largely offset by $219.4 million of revenue recognized that were included in the deferred revenue balance at December 31, 2020. See Note 14 for further discussion with regard to the acquisition of Bisnode.

The increase in contract assets of $1.9 million is primarily due to new contract assets recognized, net of new amounts reclassified to receivables during 2021, largely offset by $1.8 million of contract assets included in the balance at January 1, 2021 that were reclassified to receivables when they became unconditional.

See Note 16 for a schedule of disaggregation of revenue.
Assets Recognized for the Costs to Obtain a Contract
Commission assets, net of accumulated amortization included in deferred costs, were $87.2 million and $83.8 million as of March 31, 2021 and December 31, 2020, respectively.
The amortization of commission assets is as follows:

Period	Amortization
Three months ended March 31, 2021	$6.0
Three months ended March 31, 2020	$3.3

Note 4 -- Restructuring Charge

We incurred restructuring charges (which generally consist of employee severance and termination costs, and contract terminations). These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
Three months ended March 31, 2021 vs. Three months ended March 31, 2020

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

We recorded a restructuring charge of $5.8 million for the three months ended March 31, 2021. This charge consists of:

•Severance costs of $4.7 million under ongoing benefit arrangements. Approximately 35 employees were impacted. Most of the employees impacted exited the Company by the end of the first quarter of 2021. The cash payments for these employees will be substantially completed by the end of the fourth quarter of 2021; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $1.1 million.
We recorded a restructuring charge of $4.8 million for the three months ended March 31, 2020. This charge consists of:

•Severance costs of $2.0 million under ongoing benefit arrangements. Approximately 40 employees were impacted. Most of the employees impacted exited the Company by the end of the first quarter of 2020. The cash payments for these employees were substantially completed by the end of the second quarter of 2020; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $2.8 million.

The following table sets forth the restructuring reserves and utilization for the three months ended March 31, 2021 and the three months ended March 31, 2020:

	Severance and Termination	Contract Termination and Other Exit Costs	Total
2021:
Balance remaining as of December 31, 2020	$2.6	$7.1	$9.7
Charge taken during first quarter 2021 (1)	4.7	(0.3)	4.4
Payments made during first quarter 2021	(2.4)	(0.9)	(3.3)
Balance remaining as of March 31, 2021	$4.9	$5.9	$10.8

2020:
Balance remaining as of December 31, 2019	$5.8	$4.5	$10.3
Charge taken during first quarter 2020 (1)	2.0	—	2.0
Payments made during first quarter 2020	(4.6)	(1.4)	(6.0)
Balance remaining as of March 31, 2020	$3.2	$3.1	$6.3
(1)Balance excludes charges accounted for under ASU No. 2016-02, "Leases (Topic 842)."

Note 5 -- Notes Payable and Indebtedness

On August 8, 2018, a consortium of investors formed a Delaware limited partnership, Star Parent, L.P. and Star Merger Sub, Inc. ("Merger Sub"), and subsequently formed subsidiaries including Dun & Bradstreet Holdings, Inc., Star Intermediate II, LLC and Star Intermediate III, LLC. Also on August 8, 2018, Dun & Bradstreet entered into an Agreement and Plan of Merger (the "Merger Agreement") with Star Parent, L.P. and Merger Sub. On February 8, 2019, pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Dun & Bradstreet with Dun & Bradstreet continuing as the surviving corporation. The transaction is referred to as the "Take-Private Transaction." In connection with the Take-Private Transaction on February 8, 2019, the Company entered into a credit agreement governing its New Senior Secured Credit Facilities (the “New Senior Secured Credit Facilities”). The New Senior Secured Credit Facilities provided for (i) a seven year senior secured term loan facility in an aggregate principal amount of $2,530 million (the “New Term Loan Facility”); (ii) a five year senior secured revolving credit facility in an aggregate principal amount of $400 million (the “New Revolving Facility”); and (iii) a 364-day repatriation bridge facility in an aggregate amount of $63 million (the "New Repatriation Bridge Facility"). The closing of the New Senior Secured Credit Facilities was conditional on the redemption of the Predecessor debt. Also on February 8, 2019, Merger Sub, which was merged into Dun & Bradstreet upon the closing of the Take-Private Transaction, issued $700 million in aggregate principal amount of 6.875% New Senior Secured Notes due 2026 and $750 million in aggregate principal amount of 10.250% New Senior Unsecured Notes due 2027. Together with the equity contributions from

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

the investors, the proceeds from these financing transactions were used to (i) finance and consummate the Take-Private Transaction and other transactions, including to fund non-qualified pension and deferred compensation plan obligations; (ii) repay in full all outstanding indebtedness under the Company's then-existing senior secured credit facilities; (iii) fund the redemption and discharge of all of the Company’s then-existing senior notes; and (iv) pay related fees, costs, premiums and expenses in connection with these transactions.
On July 6, 2020, we completed an initial public offering ("IPO") of 90,047,612 shares of our common stock at a public offering price of $22.00 per share and a concurrent private placement of 18,458,700 shares of common stock at $21.67 per share. Total gross proceeds from the transaction were $2,381.0 million. In connection with the IPO and the concurrent private placement, we repaid $300 million in aggregate principal amount of our 10.250% New Senior Unsecured Notes on July 6, 2020. As a result, the associated deferred debt issuance costs and discount of $10.5 million were written off. In addition, we were required to pay a premium of $30.8 million related to the repayment, for which we recorded an expense. Both were recorded in the year ended December 31, 2020. Initial debt issuance costs of $31.6 million related to the 10.250% New Senior Unsecured Notes were recorded as a reduction of the carrying amount of the notes and amortized over the contractual term of the notes, through the date of partial repayment. The remaining debt issuance costs of $15.7 million continue to be amortized over the remaining term of the notes.
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
On November 18, 2020, we amended our credit agreement dated February 8, 2019, specifically related to the Term Loan Facility. The amendment establishes an Incremental Term Loan in an aggregate principle amount of $300 million. The proceeds of the Incremental Term Loan were drawn and used in January 2021 to finance a portion of the purchase price for the acquisition of the outstanding shares of Bisnode Business Information Group AB. The issuance discount of $2.6 million was recorded as a reduction of the carrying amount of the Incremental Term Loan and amortized over the remaining term of the loan. The Incremental Term Loan has the same terms as the existing term loan.
On January 27, 2021, we amended our credit agreement dated February 8, 2019, specifically related to the Term Loan Facility to reduce the applicable margin for the term loan facility by 0.50% overall, resulting in a margin spread of LIBOR plus 3.25% per annum or the applicable base rate plus 2.25% per annum and establish a 0.25% step down in the applicable margin if the Company maintains a rating of at least B+ from Standard & Poor’s Investors Ratings Services and receives at least B1 from Moody’s Investors Service.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Our borrowings are summarized in the following table:

		March 31, 2021			December 31, 2020
	Maturity	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value
Debt Maturing Within One Year:
New Term Loan Facility (1)		$28.1	$—	$28.1	$25.3	$—	$25.3
Total short-term debt		$28.1	$—	$28.1	$25.3	$—	$25.3

Debt Maturing After One Year:
New Term Loan Facility (1)	February 8, 2026	$2,775.9	$76.1	$2,699.8	$2,485.7	$77.1	$2,408.6
New Revolving Facility (1) (2)	September 11, 2025	—	—	—	—	—	—
6.875% New Senior Secured Notes (1)	August 15, 2026	420.0	7.8	412.2	420.0	8.2	411.8
10.250% New Senior Unsecured Notes (1)	February 15, 2027	450.0	14.0	436.0	450.0	14.6	435.4
Total long-term debt		$3,645.9	$97.9	$3,548.0	$3,355.7	$99.9	$3,255.8
Total debt		$3,674.0	$97.9	$3,576.1	$3,381.0	$99.9	$3,281.1
*Represents the unamortized portion of debt issuance costs and discounts.
(1) The New Senior Secured Credit Facilities and New Senior Secured and Unsecured Notes contain certain covenants that limit our ability to incur additional indebtedness and guarantee indebtedness, create liens, engage in mergers or acquisitions, sell, transfer or otherwise dispose of assets, pay dividends and distributions or repurchase capital stock, prepay certain indebtedness and make investments, loans and advances. We were in compliance with these non-financial covenants at March 31, 2021 and December 31, 2020.
(2) The New Revolving Facility contains a springing financial covenant requiring compliance with a maximum ratio of first lien net indebtedness to consolidated EBITDA of 6.75. The financial covenant applies only if the aggregate principal amount of borrowings under the New Revolving Facility and certain outstanding letters of credit exceed 35% of the total amount of commitments under the New Revolving Facility on the last day of any fiscal quarter. The financial covenant did not apply at March 31, 2021 and December 31, 2020.

New Senior Secured Credit Facilities

Borrowings under the New Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin over a LIBOR rate for the interest period relevant to such borrowing, subject to interest rate floors, and they are secured by substantially all of the Company’s assets.
Other details of the New Senior Secured Credit Facilities:
•As required by the credit agreement, beginning June 30, 2020, the principal amount of the New Term Loan Facility is being paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026. The debt issuance costs of $62.1 million and the discount of $50.6 million were recorded as a reduction of the carrying amount of the New Term Loan Facility and are being amortized over the term of the facility. The margin to LIBOR was 500 basis points initially. On February 10, 2020, an amendment was made to the credit agreement, specifically related to the New Term Loan Facility, which reduced the margin to LIBOR to 400 basis points. The maturity date for the New Term Loan Facility remains February 8, 2026 and no changes were made to the financial covenants or scheduled amortization. In connection with the term loan repricing, we incurred $0.8 million of third-party fees and wrote off $6.2 million of deferred debt issuance costs and discount related to changes in syndicated lenders. Both were recorded within “Other income (expense)-net” for the three months ended March 31, 2020. Subsequent to the IPO transaction, the spread was further reduced by 25 basis points to 375 basis points. On January 27, 2021, the spread was reduced by 50 basis points

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

to 325 basis points. The interest rate associated with the outstanding balances of the New Term Loan Facility at March 31, 2021 and December 31, 2020 were 3.359% and 3.898%, respectively.
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
The scheduled maturities and interest payments for our total debt outstanding as of March 31, 2021 are as follows:

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Principal	$21.1	$28.1	$28.1	$28.1	$28.1	$3,540.5	$3,674.0
Interest	108.0	168.2	167.2	166.3	165.3	107.6	882.6
Total Debt	$129.1	$196.3	$195.3	$194.4	$193.4	$3,648.1	$4,556.6
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $22.8 million at March 31, 2021 and $5.9 million at December 31, 2020.
On March 30, 2021, the Company entered into three-year interest rate swaps with an aggregate notional amount of $1 billion. In addition, as of March 31, 2021, we had a remaining notional amount of $129 million of interest rate swaps under the April 20, 2018 agreement, which expired on April 27, 2021. The objective of the swaps is to mitigate the variation of future cash flows from changes in the floating interest rates on our existing debt. See further discussion in Note 12 to our condensed consolidated financial statements.

Note 6 -- Other Assets and Liabilities

Other Non-Current Assets

	March 31, 2021	December 31, 2020
Right of use assets (1)	$86.2	$64.8
Prepaid pension assets	4.4	4.3
Investments	26.4	27.3
Other non-current assets	20.7	16.2
Total	$137.7	$112.6
(1)Right of use assets at March 31, 2021 includes $26.7 million for operating leases established as part of the purchase accounting in connection with the acquisition of Bisnode on January 8, 2021. The associated lease expense was $1.9 million for the three months ended March 31, 2021. In addition, we entered into a new real estate lease agreement in China during the first quarter of 2021 with a right of use assets measured at $3.8 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Other Accrued and Current Liabilities:

	March 31, 2021	December 31, 2020
Operating expenses accruals (1)	$88.8	$75.9
Accrued interest expense (2)	10.3	29.0
Short-term lease liability (3)	29.9	23.4
Other accrued liabilities	27.9	22.8
Total	$156.9	$151.1
(1)Higher accrual was mainly related to higher legal reserve related to regulatory matters. See Note 7 for detail discussion.
(2)The reduction in accrued interest expense as of March 31, 2021 was due to the timing of bond interest payments.
(3)Short-term lease liability includes $8.4 million for operating leases established as part of the purchase accounting in connection with the acquisition of Bisnode on January 8, 2021. In addition, we entered into a new real estate lease agreement in China during the first quarter of 2021 with a short-term lease liability measured at $0.6 million

Other Non-Current Liabilities:

	March 31, 2021	December 31, 2020
Deferred revenue - long term	$12.4	$14.6
U.S. tax liability associated with the 2017 Act	49.8	49.8
Long-term lease liability (1)	74.3	62.5
Other	10.5	8.6
Total	$147.0	$135.5
(1)Long-term lease liability includes $18.2 million for operating leases established as part of the purchase accounting in connection with the acquisition of Bisnode on January 8, 2021. In addition, we entered into a new real estate lease agreement in China during the first quarter of 2021 with a long-term lease liability measured at $3.2 million.
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
Federal Trade Commission Investigation
On April 10, 2018, the Federal Trade Commission (the “FTC”) issued a Civil Investigative Demand (“CID”) to Dun & Bradstreet, Inc. (“D&B Inc.,” a wholly-owned subsidiary of the Company) related to an investigation by the FTC into potential violations of Section 5 of the Federal Trade Commission Act (the “FTC Act”), primarily concerning our credit managing and monitoring products such as CreditBuilder. D&B Inc. completed its response to the CID in November 2018. On May 28, 2019, the FTC staff informed D&B Inc. that it believes that certain of D&B’s practices violated Section 5 of the FTC Act, and informed D&B that it had been given authority by the FTC’s Bureau of Consumer Protection to engage in consent negotiations. Following discussions between the Company and the FTC staff, on September 9, 2019, the FTC issued a second CID seeking additional information, data and documents. We have completed our response to the second CID. In a letter dated March 2, 2020, the FTC staff identified areas of interest related to the CIDs and we completed our responses to the letter on April 7, 2020. On April 20, 2020, the FTC and D&B Inc. entered a tolling agreement with respect to potential claims related to the subject matter of the investigation. On February 23, 2021, the FTC staff provided D&B Inc. with a draft complaint and consent order outlining its allegations and the forms of relief sought, and advised that it had been given authority to engage in consent negotiations for 30 days until March 25, 2021. On March 23, 2021, the FTC staff informed D&B that the FTC had extended the period for consent negotiations for an additional three weeks until April 15, 2021. On April 13, 2021, the FTC staff informed D&B that the FTC had extended the period for consent negotiations an additional four weeks until May 13, 2021.
In accordance with ASC 450, an amount in respect of this matter has been accrued in the consolidated financial statements during the first quarter of 2021. We are still in discussions with the FTC to determine the terms of any potential final consent order. Accordingly, we remain unable at this time to reasonably estimate the final amount or ultimate range of any loss, although it is possible that the amount of such additional loss could be material.

Note 8 -- Income Taxes

The effective tax rate for the three months ended March 31, 2021 was 29.0%, reflecting a tax benefit of $9.8 million on a pre-tax loss of $33.7 million. For the three months ended March 31, 2020, we recorded a tax benefit of $74.2 million on a pre-tax loss of $0.6 million, primarily related to the favorable provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act" or "the Act"). The Act provides for a five-year carryback of federal net operating losses generated in tax years beginning in 2018, 2019, or 2020. In addition, the Act temporarily increases the deductible interest expense, for tax years beginning in 2019 and 2020.
Note 9 -- Pension and Postretirement Benefits
Net Periodic Pension Cost
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans		Postretirement Benefit Obligations
	Three months ended March 31,		Three months ended March 31,
	2021	2020	2021	2020
Components of net periodic cost (income):
Service cost	$1.3	$0.4	$—	$—
Interest cost	6.8	10.5	—	—
Expected return on plan assets	(20.8)	(21.9)	—	—
Amortization of Prior Service Cost (Credit)	0.4	—	(0.1)	(0.1)
Amortization of actuarial loss (gain)	0.2	—	—	—
Net periodic cost (income)	$(12.1)	$(11.0)	$(0.1)	$(0.1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

As a result of the elimination of the one-month lag reporting for the subsidiaries outside of North America, we remeasured our pension plans in the international markets based on measurement dates as of December 31, 2019 and 2020. The remeasurement had no material impact on the financial results for the periods presented.
Note 10 -- Stock Based Compensation
The following table sets forth the components of our stock-based compensation and expected tax benefit for the three months ended March 31, 2021 and 2020 related to the plans in effect during the respective period:

Stock-based compensation expense:	Three months ended March 31, 2021	Three months ended March 31, 2020
Restricted stock and restricted stock units	$3.1	$—
Stock options	1.5	—
Incentive Units	3.0	3.8
Total compensation expense	$7.6	$3.8

Expected tax benefit:
Restricted stock and restricted stock units	$0.5	$—
Stock options	0.4	—
Total compensation expense	$0.9	$—
We also incurred $0.3 million for the three months ended March 31, 2021 related to foreign tax payment.

The following table summarizes the restricted stock and restricted stock units granted in 2021:

Date	Number of shares granted	Grant date fair value per share	Vesting period (in years)	Vesting Criteria
Restricted Stock & RSU's: (1)
February 11, 2021	65,790	$22.80	2.4	Service
March 10, 2021	67,021	$22.01	1.0	Service
March 10, 2021 (2)	2,203,390	$22.01	3.0	Service & Performance
March 31, 2021	13,440	$23.81	3.0	Service

(1)Employee awards generally vest ratably over three years and director awards vest 100% after one year.
(2)These awards are subject to an annual performance target. Vesting of these awards are dependent on the satisfaction of the annual performance target.

We accounted for stock-based compensation based on grant date fair value. For restricted stock, grant date fair value was based on the closing price of our stock on the date of grant.

The following tables summarize the restricted stock, restricted stock units and stock options activity in 2021:

	Restricted Stock & RSU's
	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balances, January 1, 2021	702,899	$25.95	1.3	$17.5
Granted	2,349,641	$22.04
Forfeited	(61,496)	$25.21
Vested	(161,438)	$25.59
Balances, March 31, 2021	2,829,606	$22.74	1.8	$67.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Stock Options
	Number of Options	Weighted-Average Exercise price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balances, January 1, 2021	7,650,000	$22.00	6.5	$22.2
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Balances, March 31, 2021	7,650,000	$22.00	6.3	$13.8

The following table sets forth the unrecognized equity-based compensation cost as of March 31, 2021:

Equity-Based Compensation:	Unrecognized Compensation	Weighted Average Amortization Period (in years)
Restricted Stock & RSU's	$59.8	2.6
Stock Options	13.6	2.2
Incentive Units	11.9	0.9
Total Unrecognized Compensation Expense	$85.3	2.3

Employee Stock Purchase Plan ("ESPP")

Effective December 2020, we adopted the Dun & Bradstreet Holdings, Inc. Employee Stock Purchase Plan that allows eligible employees to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. The Company contributes varying matching amounts to employees, as specified in the plan document, after a one year holding period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The first purchases for this program started in January 2021. We recorded the associated expense of approximately $1 million for the three months ended March 31, 2021.
Note 11 -- Earnings (Loss) Per Share
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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2021	2020
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(25.0)	$41.9

Weighted average number of shares outstanding-basic	428.5	314.5
Weighted average number of shares outstanding-diluted	428.5	314.5

Earnings (loss) per share of common stock:
Basic	$(0.06)	$0.13
Diluted	$(0.06)	$0.13

Below is a reconciliation of our common stock issued and outstanding:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Common shares issued as of December 31, 2020	423,418,131
Shares issued during the three months ended March 31, 2021	8,497,792
Common shares issued as of March 31, 2021	431,915,923
Less: treasury shares	471,716
Common shares outstanding as of March 31, 2021	431,444,207

Note 12 -- Financial Instruments
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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at March 31, 2021 and December 31, 2020, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures and by selection of reputable counterparties.
Our trade receivables do not represent a significant concentration of credit risk at March 31, 2021 and December 31, 2020, because we sell to a large number of clients in different geographical locations and industries.
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
On March 30, 2021, the Company entered into three-year interest rate swaps with an aggregate notional amount of $1 billion, effective March 29, 2021 through March 27, 2024. For these swaps, the Company pays a fixed rate of 0.467% and receives the one-month LIBOR rate. In addition, as of March 31, 2021, we had remaining notional amounts of $129 million of interest rate swaps under the April 20, 2018 agreement, which expired on April 27, 2021, at a fixed rate of 2.56%.
Foreign Exchange Risk Management
Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. From time to time, we follow a practice of hedging certain balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We may use short-term, foreign exchange forward and, from time to time, option contracts to execute our hedging strategies. Typically, these contracts have maturities of 12 months or less. These contracts are denominated primarily in the British pound sterling, the Euro, the Swedish Krona, the Norwegian

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Krona, and the Hong Kong dollar. The gains and losses on the forward contracts associated with our balance sheet positions are recorded in “Other Income (Expense) – Net” in the condensed consolidated statements of operations and comprehensive income (loss) and are essentially offset by the losses and gains on the underlying foreign currency transactions. Our foreign exchange forward contracts are not designated as hedging instruments under authoritative guidance.
To decrease earnings volatility, we currently hedge substantially all our intercompany balance positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. In the prior year, certain balance sheet positions were not being hedged in order to reduce the volatility of cash flows required to settle these forward contracts. However, starting in the third quarter of 2020, we resumed our practice of hedging substantially all our intercompany balance positions. The underlying transactions and the corresponding foreign exchange forward contracts are marked to market at the end of each quarter and the fair value impacts are reflected within “Non-operating income (expense) – net” in the consolidated financial statements. In addition, in connection with the acquisition of the Bisnode, we entered into a zero-cost foreign currency collar in October 2020, with a notional amount of SEK 4.8 billion to reduce our foreign currency exposure. Unrealized gain associated with the instrument was $23.5 million at December 31, 2020. We settled the collar on January 8, 2021 with a total realized gain of $21.0 million upon the close of the Bisnode transaction, resulting in a loss of $2.5 million for the three months ended March 31, 2021.
As of March 31, 2021 and December 31, 2020, the notional amounts of our foreign exchange contracts were $347.9 million and $212.9 million, respectively.
Fair Values of Derivative Instruments in the Consolidated Balance Sheets

	Asset Derivatives				Liability Derivatives
	March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$1.0	Other Current Assets	$—	Other Accrued & Current Liabilities	$0.2	Other Accrued & Current Liabilities	$1.0
Total Derivatives designated as hedging instruments		$1.0		$—		$0.2		$1.0
Derivatives not designated as hedging instruments
Foreign exchange collar	Other Current Assets	$—	Other Current Assets	$23.5		$—		$—
Foreign exchange forward contracts	Other Current Assets	2.5	Other Current Assets	2.0	Other Accrued & Current Liabilities	0.4	Other Accrued & Current Liabilities	0.9
Total derivatives not designated as hedging instruments		$2.5		$25.5		$0.4		$0.9
Total Derivatives		$3.5		$25.5		$0.6		$1.9

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income			Amount of Gain or (Loss) Recognized in Income on Derivative
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2021	2020	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	2021	2020	Location of Gain or (Loss) Recognized in Income on Derivative	2021	2020
Interest contracts	$1.8	$(1.3)	Interest expense	$(0.8)	$(0.5)	Interest expense	$(0.8)	$(0.5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three months ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	2021	2020
Make-whole derivative liability	Non-Operating Income (Expenses) – Net	$—	$69.8
Foreign exchange collar	Non-Operating Income (Expenses) – Net	$(2.5)	$—
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$2.9	$0.7

Fair Value of Financial Instruments
Our financial assets and liabilities that are reflected in the consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term borrowings and long-term borrowings.
The following table summarizes fair value measurements by level at March 31, 2021 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at March 31, 2021
Assets:
Cash equivalents (1)	$11.4	$—	$—	$11.4
Other current assets:
Foreign exchange forwards (2)	$—	$2.5	$—	$2.5
Swap arrangements (4)	$—	$1.0	$—	$1.0
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$0.4	$—	$0.4
Swap arrangements (4)	$—	$0.2	$—	$0.2
The following table summarizes fair value measurements by level at December 31, 2020 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2020
Assets:
Cash equivalents (1)	$212.3	$—	$—	$212.3
Other current assets:
Foreign exchange forwards (2)	$—	$2.0	$—	$2.0
Foreign exchange collar (3)	$—	$23.5	$—	$23.5
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$0.9	$—	$0.9
Swap arrangements (4)	$—	$1.0	$—	$1.0
(1)The carrying value of cash equivalents represents fair value as they consist of highly liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.
(2)Primarily represents foreign currency forward contracts. Fair value is determined based on observable market data and considers a factor for nonperformance in the valuation.
(3)Represents foreign currency collar entered in October 2020 in connection with the acquisition of Bisnode, which was settled on January 8, 2021 with a total gain of $21.0 million. Fair value is determined based on observable market data.
(4)Represents interest rate swap agreements. Fair value is determined based on observable market data.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for the three months ended March 31, 2021 and 2020.
At March 31, 2021 and December 31, 2020, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value are due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term and Long-term Debt (1)	$848.2	$1,023.0	$847.2	$1,056.1
New Term Loan Facility (2)	$2,727.9	$2,833.0	$2,433.9	$2,476.2
(1) Includes New Senior Notes (long-term) at March 31, 2021 and December 31, 2020.
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
Note 13 -- Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) ("AOCI"):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, January 1, 2020	$4.8	$(24.0)	$(1.1)	$(20.3)
Other comprehensive income (loss) before reclassifications	(24.3)	—	(1.4)	(25.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(0.1)	0.4	0.3
Balance, March 31, 2020	$(19.5)	$(24.1)	$(2.1)	$(45.7)

Balance, January 1, 2021	$30.1	$(120.3)	$(0.4)	$(90.6)
Other comprehensive income (loss) before reclassifications	(50.0)	—	1.0	(49.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.4	0.8	1.2
Balance, March 31, 2021	$(19.9)	$(119.9)	$1.4	$(138.4)
The following table summarizes the reclassifications out of AOCI:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
		Three months ended March 31,
Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income (Loss) is Presented	2021	2020
Defined Benefit Pension Plans:
Amortization of prior service costs	Other Income (Expense)- Net	$0.4	$(0.1)
Amortization of actuarial gain/loss	Other Income (Expense) - Net	—	—
Derivative Financial Instruments:
Interest contracts	Interest Expense	0.8	0.5
Total before tax		1.2	0.4
Tax benefit (expense)		—	(0.1)
Total after tax		1.2	0.3
Total reclassifications for the period, net of tax		$1.2	$0.3

Note 14 -- Acquisitions
2021 Acquisitions
On January 8, 2021, we acquired 100% ownership of Bisnode Business Information Group AB (“Bisnode”), a leading European data and analytics firm and long-standing member of the Dun & Bradstreet WWN alliances, for a total purchase price of $805.8 million. The transaction closed with a combination of cash of $646.9 million and 6,237,087 newly issued shares of common stock of the Company in a private placement valued at $158.9 million based on the stock closing price on January 8, 2021. Upon the close of the transaction, we settled a zero-cost foreign currency collar and received $21.0 million, which reduced our net cash payment for the acquisition. The transaction was partially funded by the proceeds from the $300 million borrowing from the Incremental Term Loan. See Note 5 for further discussion.
The acquisition was accounted for in accordance with ASC 805 “Business Combinations,” as a purchase transaction, and accordingly, the assets and liabilities of the entity was recorded at their estimated fair values at the date of the acquisition. We have included the financial results of Bisnode in our consolidated financial statements since the acquisition date. Transaction costs of $4.6 million and $0.4 million were included in selling and administrative expenses for the year ended December 31, 2020 and for the three months ended March 31, 2021, respectively. As a result of the acquisition, we wrote off pre-existing contract assets and liabilities of $2.9 million and $0.8 million to selling and administrative expenses and revenue, respectively, for the three months ended March 31, 2021. The acquisition effectively settled these pre-existing relationships. We allocated goodwill and intangible assets to our International segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The table below summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

	Weighted Average Amortization Period (years)	Initial Purchase Price Allocation
Cash		$29.9
Accounts receivable		61.0
Other current assets		13.1
Total current assets		104.0
Property, plant & equipment		3.5
Intangible assets:
Reacquired right	15	271.0
Database	12	116.0
Customer relationships	10	106.0
Technology	14	65.0
Goodwill		488.4
Right of use asset		26.7
Other		5.2
Total assets acquired		$1,185.8

Accounts payable		$17.5
Deferred revenue		80.6
Accrued payroll		20.7
Accrued income tax and other tax liabilities		17.1
Short-term lease liability		8.4
Other current liabilities		23.7
Total current liabilities		168.0
Long-term pension and postretirement obligations		65.4
Deferred tax liability		127.6
Long-term lease liability		18.2
Other liabilities		0.8
Total liabilities assumed		380.0
Total consideration		$805.8

The fair value of the reacquired right intangible asset primarily related to rights that were previously granted to Bisnode under the WWN agreement, including rights to sell certain products under the D&B brand name and the right to access D&B database and technology platform. The reacquired right intangible asset was determined by applying the income approach; specifically, utilizing a multi-period excess earnings method. In addition, as a result of the Bisnode acquisition, we reclassified the net book value of previously recognized WWN relationships intangible asset related to the Bisnode relationship of $64.7 million to reacquired right, which is amortized over 15 years, together with the above-mentioned newly recognized reacquired right.
The fair value of the customer relationships intangible asset was determined by applying the income approach through a discounted cash flow analysis, specifically a multi-period excess earnings method. The valuation was based on the present value of the net earnings attributable to the measured assets.
The database intangible asset represents business and consumer data collected and managed by Bisnode. The technology intangible asset represents Bisnode's data supply and service platform to deliver customer services and solutions. We applied the income approach to value database and technology intangible assets, specifically, a relief from royalty method. The valuation was based on the present value of the net earnings attributable to the measured assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Although we believe that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, the initial purchase price allocation is preliminary and is subject to revision as permitted by ASC 805, Business Combinations. The primary areas of the purchase price allocation that are not yet finalized are related to certain liabilities, valuation of deferred revenue, contingencies and deferred taxes. We will adjust the associated fair values if facts and circumstances arise that necessitate change. We expect to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date.
The value of the goodwill is primarily related to the expected cost synergies and growth opportunity from the combined business. We do not expect goodwill to be deductible for tax purposes.
The intangible assets, with useful lives from 6 to 15 years, are being amortized over a weighted-average useful life of 13.6 years. The customer relationship, technology and database intangible assets are primarily amortized using an accelerating method. Reacquired right is amortized using a straight-line method. The amortization methods reflect the timing of the benefits derived from each of the intangible assets.

The table below sets forth the future amortization as of March 31, 2021 associated with intangible assets recognized as a result of the acquisition of Bisnode:

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Reacquired Right	$13.6	$18.1	$18.1	$18.1	$18.1	$180.8	$266.8
Technology	6.5	8.1	7.4	6.8	6.2	28.0	63.0
Customer Relationship	14.6	17.5	15.5	13.6	11.6	28.7	101.5
Database	14.9	17.8	15.7	13.6	11.5	37.0	110.5
Total	$49.6	$61.5	$56.7	$52.1	$47.4	$274.5	$541.8

Unaudited Pro Forma Financial Information
The following pro forma statements of operations data presents the combined results of the Company and Bisnode, assuming that the acquisition had occurred on January 1, 2020.

	Three months ended March 31,
	2021	2020
Reported revenue	$504.5	$395.7
Preacquisition revenue - Bisnode	4.6	96.9
Adjustments to Bisnode pre-acquisition revenue related to revenue received from Dun & Bradstreet Holdings, Inc.	—	(4.1)
Adjustments to Dun & Bradstreet revenue related to revenue received from Bisnode	—	(8.4)
Total pro forma revenue	$509.1	$480.1

Reported net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(25.0)	$41.9
Pro forma adjustments - net of tax effect
Pre-acquisition net income - Bisnode	0.8	1.1
Intangible amortization - net of tax benefits	(0.1)	(12.8)
Write off related to preexisting relationship - net of tax benefits	2.3	(2.3)
Transaction costs - net of tax benefits	0.3	3.5
Pro forma net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(21.7)	$31.4

2020 Acquisitions

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
The acquisitions were accounted for in accordance with ASC 805 “Business Combinations,” as purchase transactions, and accordingly, the assets and liabilities of both entities were recorded at their estimated fair values at the respective dates of the acquisitions. Transaction costs of $0.2 million were included in selling and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2020. We have included the financial results of Orb and coAction.com in our consolidated financial statements since their respective acquisition dates, and the results from each of these companies were not individually or in the aggregate material to our consolidated financial statements. We had finalized the purchase price allocation as of December 31, 2020.

Note 15 -- Goodwill and Other Intangibles
Computer Software and Goodwill:

	Computer Software	Goodwill
January 1, 2020	$382.2	$2,841.7
Acquisitions (1)	—	10.7
Additions at cost (2)	18.2	—
Amortization	(16.0)	—
Write-off	(0.2)	—
Other (5)	(4.9)	(3.7)
March 31, 2020	$379.3	$2,848.7

January 1, 2021	$437.0	$2,857.9
Acquisition (3)	65.0	488.4
Additions at cost (2)	42.2	—
Amortization	(24.5)	—
Write-off	(3.1)	—
Other (5)	(8.5)	(28.1)
March 31, 2021	$508.1	$3,318.2

Other Intangibles:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Customer Relationships	Reacquired Rights	Database	Indefinite-Lived Intangibles	Other Intangibles	Total
January 1, 2020	$2,162.7	$—	$1,550.8	$1,275.8	$265.2	$5,254.5
Acquisitions (1)	2.4	—	—	—	6.8	9.2
Additions at cost	—	—	—	—	0.2	0.2
Amortization	(64.9)	—	(46.2)	—	(5.0)	(116.1)
Other (5)	(3.9)	—	—	—	(9.5)	(13.4)
March 31, 2020	$2,096.3	$—	$1,504.6	$1,275.8	$257.7	$5,134.4

January 1, 2021	$1,912.9	$—	$1,369.7	$1,275.8	$256.4	$4,814.8
Acquisition (3)	106.0	271.0	116.0	—	—	493.0
Additions at cost	—	—	—	—	0.2	0.2
Amortization	(65.6)	(5.0)	(47.8)	—	(4.0)	(122.4)
WWN relationship transfer (4)	—	64.7	—	—	(64.7)	—
Other (5)	(5.4)	(14.3)	(6.2)	—	(2.0)	(27.9)
March 31, 2021	$1,947.9	$316.4	$1,431.7	$1,275.8	$185.9	$5,157.7
(1)Related to the acquisition of Orb Intelligence and coAction.com.
(2)Primarily related to software-related enhancements on products.
(3)Related to the acquisition of Bisnode.
(4)Reclassification of the net book value of previously recognized WWN relationships intangible asset related to the Bisnode relationship to reacquired right as a result of the Bisnode acquisition.
(5)Primarily due to the impact of foreign currency fluctuations.
Note 16 -- Segment Information
Our segment disclosure is intended to provide the users of our consolidated financial statements with a view of the business that is consistent with management of the Company.
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the U.K., Europe, Greater China, India and indirectly through our WWN alliances.
On January 8, 2021, we acquired 100% ownership of Bisnode Business Information Group AB (“Bisnode”), a leading European data and analytics firm and long-standing member of the Dun & Bradstreet WWN alliances, for a total purchase price of $805.8 million. See Note 14 for further discussion. Financial results of Bisnode ("Europe") has been included in our International segment since the acquisition date.
We use EBITDA as the primary profitability measure for making decisions regarding ongoing operations. We define adjusted EBITDA as net income (loss) attributable to Dun & Bradstreet Holdings, Inc. excluding the following items: (i) depreciation and amortization; (ii) interest expense and income; (iii) income tax benefit or provision; (iv) other expenses or income; (v) equity in net income of affiliates; (vi) net income attributable to non-controlling interests; (vii) dividends allocated to preferred stockholders; (viii) other incremental or reduced expenses and revenue from the application of purchase accounting (e.g. commission asset amortization) and acquisitions; (ix) equity-based compensation; (x) restructuring charges; (xi) merger and acquisition-related operating costs; (xii) transition costs primarily consisting of non-recurring incentive expenses associated with our synergy program; (xiii) legal reserve and costs associated with significant legal and regulatory matters; and (xiv) asset impairment.
Our client solution sets are Finance & Risk and Sales & Marketing. Inter-segment sales are immaterial, and no single client accounted for 10% or more of our total revenue.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended March 31,
	2021	2020
Revenue:
North America	$339.4	$341.5
International	169.9	71.6
Corporate and other (1)	(4.8)	(17.4)
Consolidated total	$504.5	$395.7
(1)Revenues for Corporate and other for the three months ended March 31, 2021 primarily represents adjustments recorded in accordance with GAAP to the International segment due to the timing of the completion of the Bisnode acquisition. Revenue for Corporate and other for the three months ended March 31, 2020 represents deferred revenue purchase accounting adjustments recorded in accordance with GAAP related to the Take-Private Transaction, Lattice acquisition and other 2020 acquisitions.

	Three months ended March 31,
	2021	2020
Adjusted EBITDA
North America	$151.0	$144.5
International	51.5	24.0
Corporate and other	(16.9)	(33.4)
Consolidated total	$185.6	$135.1
Depreciation and amortization	(149.7)	(134.4)
Interest expense - net	(48.8)	(82.7)
Dividends allocated to preferred stockholders	—	(32.0)
Benefit (provision) for income taxes	9.8	74.2
Other income (expense) - net	6.8	89.3
Equity in net income of affiliates	0.6	0.7
Net income (loss) attributable to non-controlling interest	(1.7)	(0.4)
Other incremental or reduced expenses and revenue from the application of purchase accounting and acquisitions	0.7	4.9
Equity-based compensation	(7.9)	(3.8)
Restructuring charges	(5.8)	(4.8)
Merger and acquisition-related operating costs	(3.1)	(2.5)
Transition costs	(0.6)	(1.6)
Legal reserve associated with significant legal and regulatory matters	(9.9)	—
Asset impairment	(1.0)	(0.1)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(25.0)	$41.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended March 31,
	2021	2020
Depreciation and amortization:
North America	$12.6	$4.7
International	2.8	1.1
Total segments	15.4	5.8
Corporate and other (1)	134.3	128.6
Consolidated total	$149.7	$134.4
Capital expenditures:
North America	$0.6	$0.6
International	0.6	0.7
Total segments	1.2	1.3
Corporate and other	—	0.1
Consolidated total	$1.2	$1.4
Additions to computer software and other intangibles:
North America	$34.9	$16.9
International	7.3	1.1
Total segments	42.2	18.0
Corporate and other	0.2	0.4
Consolidated total	$42.4	$18.4

(1)Depreciation and amortization for Corporate and other includes incremental amortization resulting from acquisitions.

Supplemental Geographic and Customer Solution Set Information:

	March 31, 2021	December 31, 2020
Assets:
North America	$8,121.7	$8,522.9
International	1,803.2	697.4
Consolidated total	$9,924.9	$9,220.3

Goodwill:
North America	$2,745.5	$2,745.5
International	572.7	112.4
Consolidated total	$3,318.2	$2,857.9
Other intangibles:
North America	$4,432.0	$4,534.5
International	725.7	280.3
Consolidated total	$5,157.7	$4,814.8
Other long-lived assets (excluding deferred income tax):
North America	$568.4	$562.9
International	192.5	96.2
Consolidated total	$760.9	$659.1
Total long-lived assets	$9,236.8	$8,331.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended March 31,
Customer Solution Set Revenue:	2021	2020

North America (1):
Finance & Risk	$190.5	$192.8
Sales & Marketing	148.9	148.7
Total North America	$339.4	$341.5
International:
Finance & Risk	$107.4	$58.6
Sales & Marketing	62.5	13.0
Total International	$169.9	$71.6
Corporate and other:
Finance & Risk	$(2.3)	$(9.8)
Sales & Marketing	(2.5)	(7.6)
Total Corporate and other	$(4.8)	$(17.4)
Total Revenue:
Finance & Risk	$295.6	$241.6
Sales & Marketing	208.9	154.1
Total Revenue	$504.5	$395.7
(1)Substantially all of the North America revenue is attributable to the United States.
Note 17 -- Related Parties
The following sets forth certain transactions and agreements in which the Company and our affiliates, executive officers and certain directors are involved.
After the completion of the Take-Private Transaction on February 8, 2019, our parent entity was collectively controlled by entities affiliated with Bilcar, LLC ("Bilcar"), Thomas H. Lee Partners, L.P. ("THL"), Cannae Holdings, Inc. ("Cannae Holdings"), Black Knight, Inc. ("Black Knight") and CC Capital Partners LLC ("CC Capital"), collectively the "Investor Consortium." Subsequent to the close of the IPO and the concurrent private placement on July 6, 2020, the Investor Consortium continues to be able to exercise significant voting influence over fundamental and significant corporate matters and transactions by their ability to designate five members of our board of directors.
Our Chief Executive Officer Anthony Jabbour also serves as the Chief Executive Officer of Black Knight. Stephen C. Daffron, co-founder of Motive Partners, became our President and Chief Operating Officer. Additionally, William P. Foley II serves as Chairman of the Company’s board of directors, while continuing his role as Chairman of the board of directors of Cannae Holdings and Black Knight. Richard N. Massey, a member of the Company’s board of directors, serves as Chief Executive Officer and as a director of Cannae Holdings. Certain of our key employees have dual responsibilities among the Investor Consortium. Subsequent to the close of the IPO transaction, the above relationships remain the same.
In November 2020, we entered into a consulting service agreement with Black Knight. The agreement is cancellable upon mutual agreement. Pursuant to the agreement, Black Knight provides the Company consulting services, in exchange for fees in an amount equal to Black Knight's cost plus ten percent mark up. We recorded $0.2 million consulting fees to Black Knight for the three months ended March 31, 2021.
In August 2019, the Company entered into a five-year lease agreement with Motive Partners related to the office space for the Company’s London sales office starting August 1, 2019. This lease was terminated in June 2020 with a termination fee of $0.1 million. We recorded total lease costs of $0.5 million for the three months ended March 31, 2020. In December 2019, the Company entered into a one-year lease agreement with Motive Partners for operations in New York starting January 1, 2020. Total payments over the one-year lease term aggregate to approximately $0.2 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

In the normal course of business, we reimburse affiliates for certain travel costs incurred by Dun & Bradstreet Holdings, Inc. executives and board members. The amount included in Selling and Administrative Expenses was $0.4 million for the three months ended March 31, 2020.

On January 1, 2020, the Company entered into a three-year service agreement with Trasimene Capital Management, LLC (the “Advisor”), an entity affiliated with Cannae Holdings, and controlled by Mr. Foley. The agreement is subject to renewal. Pursuant to the agreement, the Advisor provides the Company strategic advisory services, in exchange for transaction fees that are calculated based on 1% of the value of each transaction for which the Advisor performs services. Under the service agreement, the Company is also obligated to reimburse the reasonable and documented out-of-pocket expenses incurred by the Advisor. We incurred costs of $0.4 million for transaction fees to the Advisor for the three months ended March 31, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this report that are not purely historical are forward-looking statements, including statements regarding expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are based on Dun & Bradstreet’s management’s beliefs, as well as assumptions made by, and information currently available to, them. Forward-looking statements can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects" and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"). Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. It is not possible to predict or identify all risk factors. Consequently, the risks and uncertainties listed below should not be considered a complete discussion of all of our potential trends, risks and uncertainties. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
The risks and uncertainties that forward-looking statements are subject to include, but are not limited to: (i) an outbreak of disease, global or localized health pandemic or epidemic, or the fear of such an event (such as the COVID-19 global pandemic), including the global economic uncertainty and measures taken in response; (ii) the short- and long-term effects of the COVID-19 global pandemic, including the pace of recovery or any future resurgence; (iii) our ability to implement and execute our strategic plans to transform the business; (iv) our ability to develop or sell solutions in a timely manner or maintain client relationships; (v) competition for our solutions; (vi) harm to our brand and reputation; (vii) unfavorable global economic conditions; (vi) risks associated with operating and expanding internationally; (ix) failure to prevent cybersecurity incidents or the perception that confidential information is not secure; (x) failure in the integrity of our data or systems; (xi) system failures and personnel disruptions, which could delay the delivery of our solutions to our clients; (xii) loss of access to data sources; (xiii) failure of our software vendors and network and cloud providers to perform as expected or if our relationship is terminated; (xiv) loss or diminution of one or more of our key clients, business partners or government contracts; (xv) dependence on strategic alliances, joint ventures and acquisitions to grow our business; (xvi) our ability to protect our intellectual property adequately or cost-effectively; (xvii) claims for intellectual property infringement; (xviii) interruptions, delays or outages to subscription or payment processing platforms; (xix) risks related to acquiring and integrating businesses and divestitures of existing businesses; (xx) our ability to retain members of the senior leadership team and attract and retain skilled employees; (xxi) compliance with governmental laws and regulations; (xxii) risks associated with our structure and status as a "controlled company;" and (xxiii) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in our consolidated financial statements for the year ended December 31, 2020, included in our Annual Report of Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2021, our other Quarterly Reports and the Company’s other reports or documents filed with the SEC.

The following discussion and analysis of Dun & Bradstreet Holdings, Inc.’s financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements for the three months ended March 31, 2021, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report of Form 10-K filed with the Securities and Exchange Commission on February 25, 2021. References in this discussion and analysis to “the Company,” “Dun & Bradstreet,” “we,” “us” and “our” refer to Dun & Bradstreet Holdings, Inc. and its subsidiaries.
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
We leverage these differentiated capabilities to serve a broad set of clients across multiple industries and geographies. As of December 31, 2020, we had a global client base of approximately 137,000, including some of the largest companies in the world. Covering nearly all industry verticals, including financial services, technology, communications, government, retail, transportation and manufacturing, our data and analytics support a wide range of use cases. In terms of our geographic footprint, we have an industry-leading presence in North America, a growing presence in the United Kingdom, Ireland, Northern and Central Europe, India and Greater China through our majority or wholly-owned subsidiaries and a broader global presence through our Worldwide Network alliances ("WWN alliances"). On January 8, 2021, we acquired Bisnode Business Information Group AB ("Bisnode") which expanded our presence in Northern and Central Europe. The acquisition increases our client base, and expands and enhances our constantly expanding business database, known as our "Data Cloud".

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
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the United Kingdom and Ireland ("U.K."), Northern Europe and Central Europe ("D&B Europe"), Greater China, India and indirectly through our WWN alliances.
Historically our consolidated financial statements which have a year-end of December 31, reflected results of subsidiaries outside of North America on a one-month lag with a year-end of November 30. Effective January 1, 2021, we eliminated the one-month reporting lag by our subsidiaries outside of North America and aligned the year-end for all subsidiaries to December 31. The elimination of this reporting lag represented a change in accounting principle which the Company believes to be preferable as it provides investors with the most current information. This change in accounting policy was applied retrospectively to all periods since February 8, 2019 ("Successor periods") after the Take-Private Transaction. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2020, and the Unaudited Condensed Consolidated Statement of Operations and comprehensive Income (Loss) for the three months ended March 31, 2020 have been recast to reflect this change in accounting policy. See Note 1 to the condensed consolidated financial statements for further discussion.

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
COVID-19 Impact
The global coronavirus (“COVID-19”) pandemic has caused disruptions in supply chains, affecting workforce, production and sales across the world, leading to disruptions and volatility in the global financial markets and economy. There remains considerable continuing uncertainty regarding the extent of the impact and the duration of the pandemic. The extent of the ultimate impact of COVID-19 on our operational and financial performance depends on the effect on our clients and vendors, all of which are uncertain at this time and cannot be predicted. Further discussion regarding the impact of the pandemic to our operations for the three months ended March 31, 2021 is provided within this MD&A section.
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

While our results of operations, financial condition, and cash flows for the three months ended March 31, 2021 have not been materially affected, our Credibility business in our Finance & Risk business have been impacted by COVID-19 as discussed further within the revenue section of the MD&A. In addition, we continue to experience longer collection cycles for certain groups of customers. As a result, we considered our current expectations of future economic conditions, including the impact of COVID-19, when estimating our allowance for doubtful accounts. We made an immaterial increase to our allowance for doubtful accounts as of March 31, 2021, as a result of our current estimate of the impact COVID-19 will have on the collectability of our accounts receivable.
Given the economic conditions, we continue to carefully monitor the COVID-19 pandemic and its impact on our business including, but not limited to, implementing additional operational processes to monitor customer sales and collections, taking precautionary measures to ensure sufficient liquidity and adjusting operations to ensure business continuity. While our productivity and financial performance for the three months ended March 31, 2021 have not been impacted materially by the pandemic, the ultimate impact will be difficult to predict and depends on, among many factors, the duration of the pandemic, the speed and nature of recovery and its ultimate impact to our customers, vendors, and the financial markets. While near-term uncertainty caused by the COVID-19 pandemic remains, we expect to see improvements in market conditions generally as vaccines become more widely available. The timing and availability of vaccines will be different around the world, and therefore we believe the pace of the recovery will vary by geography depending on both vaccine distribution and other macroeconomic factors. We will remain flexible so that we can adjust to near-term uncertainties while we continue to move forward.
CARES Act
In response to liquidity issues that businesses are facing as a result of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act" or "Act") was signed into law on March 27, 2020 by the U.S. government. Among other relief, the Act provides assistance to businesses through the modification of rules related to net operating losses and interest expense deductions. Many of these modifications are designed to provide critical cash flow and liquidity to businesses during the COVID-19 pandemic, including allowing the amendment of prior tax returns to obtain tax refunds. The Act also allows for the deferral of 2020 employer FICA payroll taxes to 2021 and 2022 as well as delaying any federal tax payments due April 15, 2020 and June 15, 2020 until July 15, 2020. The Company utilized the relief opportunities provided by the Act. The application of the Act resulted in a net cash benefit of $98.4 million, of which $0.4 million and $55.6 million was reflected in our effective tax rate for the three months ended March 31, 2021 and 2020, respectively. We have also deferred 2020 FICA payroll tax payments of approximately $9 million, with half due at the end of 2021 and the remaining half at the end of 2022.

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
Depreciation and Amortization
Depreciation and amortization expenses consist of depreciation related to investments in property, plant and equipment, as well as amortization of purchased and developed software and other intangible assets, principally database and client relationships recognized in connection with the Take-Private Transaction and acquisitions, primarily the Bisnode acquisition completed on January 8, 2021.
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

Key Performance Measures
In addition to reporting GAAP results, we evaluate performance and report our results on the non-GAAP financial measures discussed below. Management, including our chief operating decision makers ("CODMs"), evaluates the financial performance of our businesses based on a variety of key indicators. We believe that the presentation of these supplemental non-GAAP measures provides useful information to investors and rating agencies regarding our results, operating trends and performance between periods. These non-GAAP financial measures include adjusted revenue, organic revenue, adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA"), adjusted EBITDA margin, adjusted net income and adjusted net earnings per diluted share. Adjusted results are non-GAAP measures that adjust for the impact due to purchase accounting application and divestitures, restructuring charges, equity-based compensation, acquisition and divestiture-related costs (such as costs for bankers, legal fees, due diligence, retention payments and contingent consideration adjustments) and other non-core gains and charges that are not in the normal course of our business (such as gains and losses on sales of businesses, impairment charges, effect of significant changes in tax laws and material tax and legal settlements). We exclude amortization of recognized intangible assets resulting from the application of purchase accounting because it is non-cash and not indicative of our ongoing and underlying operating performance. Recognized intangible assets arise from acquisitions, primarily the Take-Private Transaction and the recent Bisnode acquisition. We believe that recognized intangible assets by their nature are fundamentally different from other depreciating assets that are replaced on a predictable operating cycle. Unlike other depreciating assets, such as developed and purchased software licenses or property and equipment, there is no replacement cost once these recognized intangible assets expire and the assets are not replaced. Additionally, our costs to operate, maintain and extend the life of acquired intangible assets and purchased intellectual property are reflected in our operating costs as personnel, data fee, facilities, overhead and similar items. Management believes it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation. Amortization of recognized intangible assets will recur in future periods until such assets have been fully amortized. In addition, we monitor our adjusted revenue growth both after and before the effects of foreign exchange rate changes. We isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both after and before the effects of foreign exchange rate changes. The change in revenue performance attributable to foreign currency rates is determined by converting both our prior and current periods’ foreign currency by a constant rate. We believe that these supplemental non-GAAP financial measures provide management and other users with additional meaningful financial information that should be considered when assessing our ongoing performance and comparability of our operating results from period to period. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the factors management uses in planning for and forecasting future periods. Non-GAAP financial measures should be viewed in addition to, and not as an alternative to our reported results prepared in accordance with GAAP.

Our non-GAAP or adjusted financial measures reflect adjustments based on the following items, as well as the related income tax.
Adjusted Revenue
We define adjusted revenue as revenue to include a revenue adjustment due to the timing of the completion of the Bisnode acquisition.  Management uses this measure to evaluate ongoing performance of the business period over period. In addition, we isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both after and before the effects of foreign exchange rate changes. The change in revenue performance attributable to foreign currency rates is determined by converting both our prior and current periods’ foreign currency revenue by a constant rate.

Organic Revenue

We define organic revenue as adjusted revenue before the effect of foreign exchange excluding the net revenue from the acquired company for the first twelve months. We believe the organic measure provides investors and analysts with useful supplemental information regarding the Company’s underlying revenue trends by excluding the impact of acquisitions.

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
•other incremental or reduced expenses and revenue from the application of purchase accounting (e.g. commission asset amortization) and acquisitions;
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
Adjusted Net Income
We define adjusted net income as net income (loss) attributable to Dun & Bradstreet Holdings, Inc. adjusted for the following items:
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
•other incremental or reduced expenses and revenue from the application of purchase accounting (e.g. commission asset amortization) and acquisitions;
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

Results of Operations

GAAP Results (amounts in millions except per share data):

	Three months ended March 31,
	2021	2020
Revenue	$504.5	$395.7
Operating expenses	160.9	138.6
Selling and administrative expenses	179.8	125.1
Depreciation and amortization	149.7	134.4
Restructuring charges	5.8	4.8
Operating costs	496.2	402.9
Operating income (loss)	8.3	(7.2)
Interest income	0.1	0.3
Interest expense	(48.9)	(83.0)
Other income (expense) - net	6.8	89.3
Non-operating income (expense) - net	(42.0)	6.6
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(33.7)	(0.6)
Less: provision (benefit) for income taxes	(9.8)	(74.2)
Equity in net income of affiliates	0.6	0.7
Net income (loss)	(23.3)	74.3
Less: net (income) loss attributable to the non-controlling interest	(1.7)	(0.4)
Less: Dividends allocated to preferred stockholders	—	(32.0)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(25.0)	$41.9

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.06)	$0.13
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.06)	$0.13
Weighted average number of shares outstanding-basic	428.5	314.5
Weighted average number of shares outstanding-diluted	428.5	314.5

The table below sets forth our key performance measures for the periods indicated (amounts in millions):

	Three months ended March 31,
	2021	2020
Non - GAAP Financial Measures
Adjusted revenue (a)	$509.1	$395.7
Organic revenue (a)	$420.4	$397.8
Adjusted EBITDA (a)	$185.6	$135.1
Adjusted EBITDA margin (a)	36.5%	34.1%
Adjusted net income (a)	$97.8	$49.5
Adjusted earnings per share (a)	$0.23	$0.16
(a) Including impact of deferred revenue purchase accounting adjustments:
Impact to adjusted revenue, organic revenue and adjusted EBITDA	$(0.2)	$(17.4)
Impact to adjusted EBITDA margin	—%	(2.8)%
Net impact to adjusted net income	$(0.2)	$(12.9)
Net impact to adjusted earnings per share	$—	$(0.04)

Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (in millions, except per share amounts):

	Three months ended March 31,
	2021	2020
GAAP revenue	$504.5	$395.7
Revenue adjustment due to the Bisnode acquisition close timing	4.6	—
Adjusted revenue (a)	$509.1	$395.7
Foreign currency impact	(1.0)	2.1
Adjusted revenue before the effect of foreign currency (a)	$508.1	$397.8
Net revenue from Bisnode acquisition - before the effect of foreign currency	(87.7)	—
Organic revenue - before the effect of foreign currency (a)	$420.4	$397.8

North America	$339.4	$341.5
International	169.9	71.6
Segment revenue	$509.3	$413.1
Corporate and other (a)	(0.2)	(17.4)
Foreign currency impact	(1.0)	2.1
Adjusted revenue before the effect of foreign currency (a)	$508.1	$397.8
Net revenue from Bisnode acquisition - before the effect of foreign currency	(87.7)	—
Organic revenue - before the effect of foreign currency (a)	$420.4	$397.8

(a) Including impact of deferred revenue purchase accounting adjustments	$(0.2)	$(17.4)

	Three months ended March 31,
	2021	2020
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(25.0)	$41.9
Depreciation and amortization	149.7	134.4
Interest expense - net	48.8	82.7
(Benefit) provision for income tax - net	(9.8)	(74.2)
EBITDA	163.7	184.8
Other income (expense) - net	(6.8)	(89.3)
Equity in net income of affiliates	(0.6)	(0.7)
Net income (loss) attributable to non-controlling interest	1.7	0.4
Dividends allocated to preferred stockholders	—	32.0
Other incremental or reduced expenses and revenue from the application of purchase accounting and acquisitions	(0.7)	(4.9)
Equity-based compensation	7.9	3.8
Restructuring charges	5.8	4.8
Merger and acquisition-related operating costs	3.1	2.5
Transition costs	0.6	1.6
Legal expense associated with significant legal and regulatory matters	9.9	—
Asset impairment	1.0	0.1
Adjusted EBITDA	$185.6	$135.1

North America	$151.0	$144.5
International	51.5	24.0
Corporate and other (a)	(16.9)	(33.4)
Adjusted EBITDA (a)	$185.6	$135.1
Adjusted EBITDA Margin (a)	36.5%	34.1%
(a) Including impact of deferred revenue purchase accounting adjustments:
Impact to adjusted EBITDA	$(0.2)	$(17.4)
Impact to adjusted EBITDA margin	—%	(2.8)%

	Three months ended March 31,
	2021	2020
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(25.0)	$41.9
Dividends allocated to preferred stockholders	—	32.0
Incremental amortization of intangible assets resulting from the application of purchase accounting	132.1	120.1
Other incremental or reduced expenses and revenue from the application of purchase accounting and acquisitions	(0.7)	(4.9)
Equity-based compensation	7.9	3.8
Restructuring charges	5.8	4.8
Merger and acquisition-related operating costs	3.1	2.5
Transition costs	0.6	1.6
Legal expense and costs associated with significant legal and regulatory matters	9.9	—
Change in fair value of make-whole derivative liability	—	(69.8)
Asset impairment	1.0	0.1
Merger and acquisition-related non-operating costs	2.3	—
Debt refinancing and extinguishment costs	1.1	7.0
Tax impact of the CARES Act	(0.4)	(55.6)
Tax effect of the non-GAAP adjustments	(39.9)	(34.0)
Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (a)	$97.8	$49.5
Adjusted diluted earnings (loss) per share of common stock	$0.23	$0.16
Weighted average number of shares outstanding - diluted	429.0	314.5

(a) Including impact of deferred revenue purchase accounting adjustments:
Pre-tax impact	$(0.2)	$(17.4)
Tax impact	—	4.5
Net impact to adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(0.2)	$(12.9)
Net impact to adjusted diluted earnings (loss) per share of common stock	$—	$(0.04)

Revenue
Three months ended March 31, 2021 versus Three months ended March 31, 2020
Total revenue increased $108.8 million, or 28% (27% before the effect of foreign exchange) for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Excluding the impact of foreign exchange of $3.1 million, revenue increased by $105.7 million primarily due to the net impact of the Bisnode acquisition resulting in increased net revenue of $87.7 million and lower deferred revenue purchase accounting adjustments of $17.2 million. Adjusted revenue increased $113.3 million, or 29% (28% before the effect of foreign exchange) for the three months ended March 31, 2021, compared to the prior year quarter.
Excluding the net impact of the Bisnode acquisition, total organic revenue increased $22.6 million, or 6%, primarily reflecting the net impact of deferred revenue purchase accounting adjustment of $17.2 million and growth in our International business. The change in revenues is discussed further at the segment level below.

Revenue by segment was as follows (in millions):

	Three months ended March 31,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
North America:
Finance & Risk	$190.5	$192.8	$(2.3)	(1)%
Sales & Marketing	148.9	148.7	0.2	—%
Total North America	$339.4	$341.5	$(2.1)	(1)%
International:
Finance & Risk	$107.4	$58.6	$48.8	83%
Sales & Marketing	62.5	13.0	49.5	382%
Total International	$169.9	$71.6	$98.3	137%
Corporate and other:
Finance & Risk	$(2.3)	$(9.8)	$7.5	(77)%
Sales & Marketing	(2.5)	(7.6)	5.1	(66)%
Total Corporate and other	$(4.8)	$(17.4)	$12.6	72%
Total Revenue:
Finance & Risk	$295.6	$241.6	$54.0	22%
Sales & Marketing	208.9	154.1	54.8	36%
Total Revenue	$504.5	$395.7	$108.8	28%

North America Segment
For the three months ended March 31, 2021, North America revenue decreased $2.1 million, or 1% (both after and before the effect of foreign exchange) compared to the three months ended March 31, 2020. North America revenue was negatively impacted by the acquisition of Bisnode with post acquisition sales treated as intercompany revenue. Excluding the positive impact of foreign exchange of $0.4 million and the negative impact of the Bisnode acquisition of $1.3 million, North America organic revenue decreased $1.2 million, or less than 1%. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended March 31, 2021, North America Finance & Risk revenue decreased $2.3 million, or 1% (both after and before the effect of foreign exchange) compared to the three months ended March 31, 2020. Excluding the positive impact of foreign exchange of $0.3 million and the negative impact of $1.1 million related to the Bisnode acquisition, organic revenue decreased $1.5 million, or 1% before the effect of foreign exchange primarily due to lower revenue of approximately $3.0 million mainly attributable to the impact of COVID-19, partially offset by a net increase in revenue of $1.5 million largely driven by new business from our Government solutions and Risk and Compliance solutions.

Sales & Marketing
For the three months ended March 31, 2021, North America Sales & Marketing revenue increased $0.2 million, or less than 1% (both after and before the effect of foreign exchange) compared to the three months ended March 31, 2020. Excluding the positive impact of foreign exchange of $0.1 million and the negative impact of $0.2 million related to the Bisnode acquisition, organic revenue increased $0.3 million, or less than 1% before the effect of foreign exchange. The increase was primarily due to a net increase in revenue across our Sales & Marketing solutions of $5.4 million largely attributable to strong data sales, partially offset by lower royalty revenue of $5.2 million from the Data.com legacy partnership.

International Segment
For the three months ended March 31, 2021, International revenue increased $98.3 million, or 137% (131% before the effect of foreign exchange) compared to the three months ended March 31, 2020. Excluding the positive impact of foreign exchange of $2.6 million, increased revenue of $95.7 million was primarily due to the net impact of the Bisnode acquisition resulting in increased revenue of $89.0 million. Excluding the net impact of the Bisnode acquisition, International organic revenue increased $6.7 million, or 9%. See further discussion below on revenue by solutions.

Finance & Risk
For the three months ended March 31, 2021, International Finance & Risk revenue increased $48.8 million, or 83% (78% before the effect of foreign exchange) compared to the three months ended March 31, 2020. Excluding the positive impact of foreign exchange of $2.1 million, the $46.7 million increase in revenue was primarily driven by the increased net revenue of $42.4 million due to the acquisition of Bisnode. Excluding the impact of Bisnode acquisition, organic revenue from International Finance & Risk solutions increased $4.3 million, or 7%, driven by growth across all markets, including higher revenue of approximately $2 million from WWN alliances due to higher cross border data sales and higher revenue from our Greater China market of approximately $1 million from Risk and Compliance solutions and newly introduced API offerings.

Sales and Marketing
For the three months ended March 31, 2021, International Sales & Marketing revenue increased $49.5 million, or 382% (369% before the effect of foreign exchange) compared to the three months ended March 31, 2020. Excluding the positive impact of foreign exchange of $0.5 million, the $49.0 million increase in revenue was primarily driven by the increased net revenue of $46.6 million due to the acquisition of Bisnode. Excluding the impact of the Bisnode acquisition, organic revenue from International Sales and Marketing solutions increased $2.4 million, or 18%, attributable to higher revenue from new solution sales in our U.K. market of approximately $1 million and increased revenue from WWN product royalties of $0.7 million.
Consolidated Operating Costs
Consolidated operating costs were as follows (in millions):

	Three months ended March 31,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Operating expenses	$160.9	$138.6	$22.3	16%
Selling and administrative expenses	179.8	125.1	54.7	44%
Depreciation and amortization	149.7	134.4	15.3	11%
Restructuring charge	5.8	4.8	1.0	21%
Operating costs	$496.2	$402.9	$93.3	23%
Operating income (loss)	$8.3	$(7.2)	$15.5	215%

Operating Expenses
Operating expenses were $160.9 million for the three months ended March 31, 2021, an increase of $22.3 million, or 16%, compared to the three months ended March 31, 2020, primarily due to increased costs of $31.1 million from the acquisition of Bisnode, which closed on January 8, 2021. Excluding the impact of the Bisnode acquisition, operating expenses decreased $8.8 million, or 6% for the three months ended March 31, 2021, compared to the prior year quarter, primarily reflecting lower net personnel costs of approximately $8 million.
Selling and Administrative Expenses
Selling and administrative expenses were $179.8 million for the three months ended March 31, 2021, an increase of $54.7 million, or 44%, compared to the three months ended March 31, 2020, primarily due to increased costs of $38.4 million from the acquisition of Bisnode. Excluding the impact of the Bisnode acquisition, selling and administrative expenses increased $16.3 million, or 13%, primarily due to higher costs of approximately $18 million driven by higher legal costs related to ongoing regulatory matters and higher net personnel costs related to our equity compensation program and commission program. The above-mentioned higher costs were partially offset by lower costs of approximately $3 million resulting from ongoing cost management efforts primarily related to travel and marketing.
Depreciation and Amortization
Depreciation and amortization expenses were $149.7 million for the three months ended March 31, 2021, an increase of $15.3 million, or 11%, compared to the three months ended March 31, 2020, primarily due to additional amortization related to the increase in the carrying values of amortizable intangible assets after the application of purchase accounting in connection with the Bisnode acquisition on January 8, 2021.

Restructuring Charge
Restructuring charges were $5.8 million for the three months ended March 31, 2021, an increase of $1.0 million, or 21%, compared to the three months ended March 31, 2020. Higher restructuring charges in the three months ended March 31, 2021 were primarily related to initiatives in our International businesses to improve operational performance and profitability.

Operating Income (Loss)
Consolidated operating income was $8.3 million for the three months ended March 31, 2021, an improvement of $15.5 million, or 215%, compared to the three months ended March 31, 2020. The improvement in operating income was partially attributable to the acquisition of Bisnode, which contributed approximately $7 million to the current year quarter. Excluding the impact of Bisnode acquisition, operating income improved $8.2 million, or 113% in the three months ended March 31, 2021, primarily due to higher revenue of $17.2 million in the current year quarter attributable to the net impact of lower deferred revenue adjustments and lower costs of approximately $3 million resulting from ongoing cost management efforts primarily related to travel and marketing, partially offset by higher costs of approximately $10 million driven by higher legal costs related to ongoing regulatory matters and higher net personnel costs related to our equity compensation program and commission program.
Adjusted EBITDA and adjusted EBITDA margin by segment was as follows (amounts in millions):

	Three months ended March 31,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
North America:
Adjusted EBITDA	$151.0	$144.5	$6.5	5%
Adjusted EBITDA margin	44.5%	42.3%		220	bps
International:
Adjusted EBITDA	$51.5	$24.0	$27.5	114%
Adjusted EBITDA margin	30.3%	33.5%		(320)	bps
Corporate and other:
Adjusted EBITDA	$(16.9)	$(33.4)	$16.5	50%
Consolidated total:
Adjusted EBITDA	$185.6	$135.1	$50.5	37%
Adjusted EBITDA margin	36.5%	34.1%		240	bps

Consolidated
Consolidated adjusted EBITDA was $185.6 million for the three months ended March 31, 2021, an increase of $50.5 million, or 37%, compared to the three months ended March 31, 2020. Consolidated adjusted EBITDA margin was 36.5% for the three months ended March 31, 2021 compared to 34.1% for the three months ended March 31, 2020, an improvement of 240 basis points. The improvement in adjusted EBITDA was largely due to the net impact of the Bisnode acquisition completed on January 8, 2021. Excluding the net impact of the Bisnode acquisition, consolidated adjusted EBITDA margin was 39.1% for the three months ended March 31, 2021, an improvement of 500 basis points compared to the prior year quarter, primarily due to the lower net purchase accounting deferred revenue adjustments of $17.2 million which had an impact of 280 basis points on the year over year margin improvement. The remaining improvement in the EBITDA margin for the underlying business was primarily driven by lower net personnel costs and travel costs resulting from ongoing cost management efforts and revenue growth across our International businesses.
North America Segment
North America adjusted EBITDA increased $6.5 million, or 5%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Adjusted EBITDA margin increased 220 basis points for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The improvement in adjusted EBITDA was primarily due to lower operating costs primarily resulting from ongoing cost management.

International Segment
International adjusted EBITDA increased $27.5 million, or 114%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Adjusted EBITDA margin decreased 320 basis points for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Both the increase in adjusted EBITDA and the decrease of adjusted EBITDA margin was primarily due to the net impact of the Bisnode acquisition completed on January 8, 2021. Excluding the net impact of the Bisnode acquisition, International adjusted EBITDA margin was 37.8% for the three months ended March 31, 2021. The improvement of International EBITDA margin for the underlying business was primarily due to revenue growth across our International businesses, partially offset by higher net personnel costs.
Corporate and Other
Corporate adjusted EBITDA increased $16.5 million, or 50%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The improvement was primarily due to the net impact of lower purchase accounting deferred revenue adjustments of $17.2 million, which had an impact of 46 percentage points on the year over year increase.

Interest Income (Expense) — Net
Interest income (expense) – net was as follows (in millions):

	Three months ended March 31,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Interest income	$0.1	$0.3	$(0.2)	(65)%
Interest expense	(48.9)	(83.0)	(34.1)	(41)%
Interest income (expense) – net	$(48.8)	$(82.7)	$(33.9)	(92)%

Interest expense decreased $34.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to lower interest rates resulting from Term Loan repricing and lower LIBOR in the three months ended March 31, 2021. In addition, we had less debt outstanding during the three months ended March 31, 2021. See Note 5 for further discussion.
Other Income (Expense) — Net
Other income (expense) - net was as follows (in millions):

	Three months ended March 31,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Non-operating pension income (expense)	$13.5	$11.5	$2.0	17%
Change in fair value of make-whole derivative liability	—	69.8	(69.8)	(100)%
Miscellaneous other income (expense) – Net	(6.7)	8.0	(14.7)	(184)%
Other income (expense) – net	$6.8	$89.3	$(82.5)	(92)%
Non-operating pension income (expense) was income of $13.5 million for the three months ended March 31, 2021 compared to income of $11.5 million for the three months ended March 31, 2020, an increase of $2.0 million, primarily due to lower interest costs in the current year period.
The change in fair value of make-whole derivative liability relates to the valuation of a derivative bifurcated in accordance with GAAP from the Series A Preferred Stock that was issued in February 2019 to finance the Take-Private Transaction. Beginning in November 2019, we determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable before its maturity date of November 8, 2021, which would trigger a make-whole payment. We recorded a gain of $69.8 million during the three months ended March 31, 2020, to adjust the fair value of the make-whole derivative liability based on management’s estimate of probability and timing of the triggering event associated with the make-whole derivative liability. Upon the closing of the IPO on July 6, 2020, we redeemed all of the outstanding Series A Preferred Stock as required by the Certificate of Designation. In addition, we made the total make-whole payment of $205.2 million.

The change in miscellaneous other income (expense) - net of $14.7 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily driven by higher foreign exchange gains in the prior year quarter.
Provision for Income Taxes
The effective tax rate for the three months ended March 31, 2021 was 29.0%, reflecting a tax benefit of $9.8 million on a pre-tax loss of $33.7 million. For the three months ended March 31, 2020, we recorded a tax benefit of $74.2 million on a pre-tax loss of $0.6 million, primarily related to the favorable provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act" or "the Act"). The Act provides for a five-year carryback of federal net operating losses generated in tax years beginning in 2018, 2019, or 2020. In addition, the Act temporarily increases the deductible interest expense, for tax years beginning in 2019 and 2020.

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $25.0 million and net income of $41.9 million, for the three months ended March 31, 2021 and 2020, respectively. The decrease of $66.9 million for the three months ended March 31, 2021 compared to the prior year period was primarily due to:

•a change in fair value of the make-whole derivative liability gain of $69.8 million recorded in the prior year quarter in connection with the make-whole provision for the Series A Preferred Stock
•higher tax benefit of $64.4 million recognized in the prior year period due to the enactment of CARES Act partially offset by

•lower interest expense of $34.1 million primarily due to lower interest rates and lower debt balances in the current year period;
•preferred dividends of $32.0 million included in the prior year period; and
•improvement in operating income (loss) of $15.5 million in the current year period largely due to lower net deferred revenue purchase accounting adjustments and the impact of the Bisnode acquisition, partially offset by higher costs related to ongoing regulatory matters. See further detail discussed within the operating income (loss) section of the MD&A.

Adjusted Net Income and Adjusted Earnings Per Share
Adjusted net income was $97.8 million for the three months ended March 31, 2021 compared to $49.5 million for the prior year period, an increase of $48.3 million, or 98%. Adjusted net earnings per share was $0.23 for the three months ended March 31, 2021 compared to $0.16 for the prior year period, an increase of $0.07 per share, or 45%. The increase was primarily driven by the net impact of lower deferred revenue adjustment in the current year period, the net profit contribution from the acquisition of Bisnode, lower net personnel and travel expenses primarily driven by ongoing cost management discussed within the adjusted EBITDA and adjusted EBITDA margin section of the MD&A.

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
Subsequent to the Take-Private Transaction, we have taken steps to reduce our debt and leverage. See Note 5 for further discussion. As a result, our debt to EBITDA ratio and ongoing debt costs are lower. On July 9, 2020, our credit rating was upgraded to B+ from B- by S&P Global and on July 16, 2020, Moody’s upgraded our debt rating to a B2 from a B3. On August 20, 2020, Fitch upgraded our debt rating to B+ and subsequently to a BB- on September 18, 2020.

On January 8, 2021, we acquired 100% ownership of Bisnode, a leading European data and analytics firm and long-standing member of the Dun & Bradstreet WWN alliances, for a total purchase price of $805.8 million. The transaction closed with a combination of cash of $646.9 million and 6,237,087 newly issued shares of common stock in a private placement valued at $158.9 million based on the stock closing price on January 8, 2021. Upon the close of the transaction, we settled a zero-cost foreign currency collar and received $21.0 million, which reduced our net cash payment for the acquisition. The acquisition positions us to expand across Europe, increases our client base, and expands and enhances our Data Cloud.
In connection with the Bisnode acquisition, we drew down the $300 million Incremental Term Loans established on November 18, 2020, and used the proceeds to finance a portion of the purchase price. Issuance discount of $2.6 million was recorded as a reduction of the carrying amount of the Incremental Term Loan and amortized over the remaining term of the loan. The Incremental Term Loans have the same terms as the existing term loans.
The COVID-19 global pandemic has caused disruptions in the economy and volatility in the financial markets, and considerable uncertainty regarding its duration and the speed of recovery. The extent of the ultimate impact of the COVID-19 global pandemic on our operations and financial performance depends on the effects on our clients and vendors, which continues to be uncertain at this time and cannot be predicted. Given the current economic condition, we have been carefully monitoring the COVID-19 global pandemic and its impact on our business including, but not limited to, implementing additional operational processes to monitor client sales and collections, taking precautionary measures to ensure sufficient liquidity, and adjusting operations to ensure business continuity. While our productivity and financial performance for the three months ended March 31, 2021 have not been impacted materially by the pandemic, the ultimate impact will be difficult to predict, and depends on, among many factors, the duration of the pandemic and its ultimate impact to our clients, vendors, and the financial markets.
In response to liquidity issues that businesses are facing as a result of the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020, by the U.S. government. Among many other reliefs, the Act provides assistance to businesses through the modification of rules related to net operating losses and interest expense deductions. Many of these modifications are designed to provide critical cash flow and liquidity to businesses during the COVID-19 pandemic, including allowing the amendment of prior tax returns to obtain tax refunds. The Act also allows for the deferral of 2020 employer FICA payroll taxes to 2021 and 2022 as well as delaying any federal tax payments due April 15, 2020 and June 15, 2020 until July 15, 2020. The Company has utilized these relief opportunities provided by the Act. The application of the Act resulted in a net income tax cash benefit of approximately $98.4 million. On January 22, 2021, we received $66.2 million of the $98.4 million due to us. We have also deferred 2020 FICA payroll tax payments of approximately $9 million, with half due at the end of 2021 and the remaining half at the end of 2022.
As of March 31, 2021, we had cash and cash equivalents of $173.4 million, of which $161.7 million was held by our foreign operations. We intend to reinvest indefinitely all earnings post 2017 from our China and India subsidiaries. Cash held in our China and India operations was a total of $50.7 million as of March 31, 2021.
Sources and Uses of Cash
Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$168.2	$5.1
Net cash provided by (used in) investing activities	(637.9)	(34.0)
Net cash provided by (used in) financing activities	290.1	103.9
Total cash provided during the period before the effect of exchange rate changes	$(179.6)	$75.0

Cash Provided by (Used in) Operating Activities
Higher operating cash flows in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily driven by the higher net tax refund of approximately $66 million in the current year quarter as a result of the cash benefit of $66.2 million received due to the application of the CARES Act. Also contributing to the increased operating cash flow were lower interest payment of $40.1 million in the current year quarter as a result of our efforts to reduce debt and lower bonus payments of approximately $37 million.

Cash Provided by (Used in) Investing Activities
Higher net cash used in investing activities for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily driven by the higher net payment for acquisitions of $601.2 million in the current year period and higher payment of $24.0 million for software development, partially offset by higher cash settlements of $21.7 million received for foreign currency contracts.
Cash Provided by (Used in) Financing Activities
The increase in net cash provided by financing activities during the three months ended March 31, 2021, compared to net cash provided by financing activities in the three months ended March 31, 2020, was primarily related to higher net proceeds of $156.0 million from borrowings in the current year quarter mainly due to the draw-down of the Incremental Term Loan and the non-recurring preferred dividends of $32.0 million in the prior year quarter.

Below is a summary of our borrowings as of March 31, 2021 and December 31, 2020 (in millions):

		March 31, 2021			December 31, 2020
	Maturity	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value
Debt Maturing Within One Year:
New Term Loan Facility		$28.1	$—	$28.1	$25.3	$—	$25.3
Total short-term debt		$28.1	$—	$28.1	$25.3	$—	$25.3

Debt Maturing After One Year:
New Term Loan Facility	February 8, 2026	$2,775.9	$76.1	$2,699.8	$2,485.7	$77.1	$2,408.6
New Revolving Facility	September 11, 2025	—	—	—	—	—	—
6.875% New Senior Secured Notes	August 15, 2026	420.0	7.8	412.2	420.0	8.2	411.8
10.250% New Senior Unsecured Notes	February 15, 2027	450.0	14.0	436.0	450.0	14.6	435.4
Total long-term debt		$3,645.9	$97.9	$3,548.0	$3,355.7	$99.9	$3,255.8
Total debt		$3,674.0	$97.9	$3,576.1	$3,381.0	$99.9	$3,281.1

See Note 5 to the condensed consolidated financial statements for detailed discussion related to our debt as of March 31, 2021 and December 31, 2020.
Liability under the Tax Cuts and Jobs Act
The enactment of the law commonly known as the Tax Cuts and Jobs Act (the “2017 Act”) resulted in a significant impact on our financial statements. One of the key provisions in the 2017 Act was to impose a one-time mandatory U.S. tax on accumulated undistributed foreign earnings as of December 31, 2017. The 2017 Act also allows us to remit our future earnings to the United States without incurring additional U.S. taxes. As of March 31, 2021 and December 31, 2020, our total tax liability associated with the 2017 Act was $55.0 million, of which $5.2 million was included in “Accrued Income Tax” and $49.8 million was included in “Other Non-Current Liabilities.”

Redeemable Preferred Stock

On March 4, 2020, the board of directors of Dun & Bradstreet Holdings, Inc. declared a cash dividend of $30.51 per share to all holders of shares of Series A Preferred Stock. An aggregate amount of $32.0 million was paid on March 27, 2020.
The Series A Preferred Stock was redeemable upon the occurrence of a material event including a qualified IPO at applicable price depending on when the redemption event occurs. Upon the closing of the IPO on July 6, 2020, we redeemed all of the outstanding Series A Preferred Stock as required by the Certificate of Designation. In addition, we made the total make-whole payment of $205.2 million.
Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements, other than our foreign exchange forward contracts and interest rate swaps discussed in Note 12 to the unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of March 31, 2021, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on February 25, 2021.

Item 4. Controls and Procedures
As of March 31, 2021, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.
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
Based upon their evaluation, our CEO and CFO have concluded that as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management has excluded Bisnode from its assessment of our internal control over financial reporting as of March 31, 2021, because it was acquired during 2021.
Changes in Internal Control over Financial Reporting
We acquired Bisnode on January 8, 2021. As a result of the acquisition, we are reviewing the internal controls of Bisnode and are making appropriate changes as deemed necessary. Bisnode represented less than 2% of total consolidated assets, excluding goodwill and intangible assets which are included within the scope of assessment, and less than 19% of total consolidated revenues of the Company as of and for the three months ended March 31, 2021. Except for the changes in internal control at Bisnode, there have been no changes. There were no changes to our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2021, we have not identified any material effect on our internal control over financial reporting despite the fact that substantially all of our employees are working remotely due to the COVID-19 pandemic.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no other material changes in our risk factors since the filing of our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on February 25, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 8, 2021, we issued 6,237,087 shares of common stock of the Company in a private placement in connection with the acquisition of 100% ownership of Bisnode Business Information Group AB (“Bisnode”). The shares were valued at $158.9 million based on the stock closing price on January 8, 2021. The acquisition was valued at a total purchase price of $805.8 million. The transaction closed with a combination of cash of $646.9 million and 6,237,087 shares of common stock of the Company.

Item 3. Defaults upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number	Description

18.1	Preferability letter on change in accounting principle.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from Dun & Bradstreet Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) the Condensed Consolidated Statements of Stockholder Equity (Deficit) (Unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUN & BRADSTREET HOLDINGS, INC.

		By:	/s/ BRYAN T. HIPSHER
Bryan T. Hipsher
Date:	May 5, 2021		Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ ANTHONY PIETRONTONE
Anthony Pietrontone
Date:	May 5, 2021		Chief Accounting Officer
(Principal Accounting Officer)