Form 10-Q
period 2021-06-30
Dun & Bradstreet Holdings, Inc.
filed 2021-08-03
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 431,084,384 shares outstanding of the Registrant's common stock as of July 31, 2021.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2021

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Tabular amounts in millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020 (1)	2021	2020 (1)
Revenue	$520.9	$418.7	$1,025.4	$814.4
Operating expenses	167.3	136.8	328.2	275.4
Selling and administrative expenses	164.3	144.4	344.1	269.5
Depreciation and amortization	152.3	132.7	302.0	267.1
Restructuring charges	10.1	7.1	15.9	11.9
Operating costs	494.0	421.0	990.2	823.9
Operating income (loss)	26.9	(2.3)	35.2	(9.5)
Interest income	0.2	0.2	0.3	0.5
Interest expense	(48.0)	(78.0)	(96.9)	(161.0)
Other income (expense) - net	12.4	(122.9)	19.2	(33.6)
Non-operating income (expense) - net	(35.4)	(200.7)	(77.4)	(194.1)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(8.5)	(203.0)	(42.2)	(203.6)
Less: provision (benefit) for income taxes	43.0	(27.7)	33.2	(101.9)
Equity in net income of affiliates	0.7	0.6	1.3	1.3
Net income (loss)	(50.8)	(174.7)	(74.1)	(100.4)
Less: net (income) loss attributable to the non-controlling interest	(0.9)	(1.2)	(2.6)	(1.6)
Less: Dividends allocated to preferred stockholders	—	(32.1)	—	(64.1)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(51.7)	$(208.0)	$(76.7)	$(166.1)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.12)	$(0.66)	(0.18)	$(0.53)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.12)	(0.66)	(0.18)	(0.53)
Weighted average number of shares outstanding-basic	428.9	314.5	428.7	314.5
Weighted average number of shares outstanding-diluted	428.9	314.5	428.7	314.5
Other comprehensive income (loss), net of income taxes:
Net income (loss)	$(50.8)	$(174.7)	$(74.1)	$(100.4)
Foreign currency translation adjustments, net of tax (2)	$16.4	$3.5	$(32.9)	$(22.1)
Defined benefit pension plans:
Prior service credit (cost), net of tax expense (benefit) (3)	(0.1)	—	(0.1)	(0.1)
Net actuarial gain (loss), net of tax expense (benefit) (4)	0.5	—	0.9	—
Derivative financial instrument, net of tax expense (benefit) (5)	(1.0)	0.5	0.8	(0.5)
Total other comprehensive income (loss), net of tax	$15.8	$4.0	$(31.3)	$(22.7)
Comprehensive income (loss), net of tax	$(35.0)	$(170.7)	$(105.4)	$(123.1)
Less: comprehensive (income) loss attributable to the non-controlling interest	(1.8)	(1.4)	(4.2)	(0.5)
Comprehensive income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(36.8)	$(172.1)	$(109.6)	$(123.6)
(1)See discussion in Note 1 - Basis of Presentation for further detail regarding the elimination of the International lag reporting.
(2)Tax Expense (Benefit) of $1.9 million and $(0.7) million for the three months ended June 30, 2021 and 2020, respectively. Tax Expense (Benefit) of $3.0 million and $(0.9) million for the six months ended June 30, 2021 and 2020, respectively.
(3)Tax Expense (Benefit) of less than $(0.1) million for the three months ended June 30, 2021. Tax Expense (Benefit) of $(0.1) million for the six months ended June 30, 2021.
(4)Tax Expense (Benefit) of less than $0.1 million for the three months ended June 30, 2021. Tax Expense (Benefit) of $0.2 million for the six months ended June 30, 2021.
(5)Tax Expense (Benefit) of $0.4 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. Tax Expense (Benefit) of $0.3 million and $(0.2) million for the six months ended June 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Balance Sheets
(Amounts in millions, except share data and per share data)
(Unaudited)

	June 30, 2021	December 31, 2020 (1)
Assets
Current assets
Cash and cash equivalents	$177.6	$352.3
Accounts receivable, net of allowance of $16.6 at June 30, 2021 and $11.4 at December 31, 2020 (Note 3)	322.5	319.3
Other receivables	7.9	7.5
Prepaid taxes	72.7	130.4
Other prepaids	40.4	37.9
Other current assets (Note 12)	3.1	27.0
Total current assets	624.2	874.4
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $25.0 at June 30, 2021 and $14.3 at December 31, 2020 (Note 15)	97.2	25.7
Computer software, net of accumulated amortization of $175.2 at June 30, 2021 and $125.6 at December 31, 2020 (Note 15)	516.5	437.0
Goodwill (Notes 15 and 16)	3,331.1	2,857.9
Deferred income tax	16.8	14.1
Other intangibles (Notes 15 and 16)	5,047.3	4,814.8
Deferred costs (Note 3)	93.6	83.8
Other non-current assets (Note 6)	133.7	112.6
Total non-current assets	9,236.2	8,345.9
Total assets	$9,860.4	$9,220.3
Liabilities
Current liabilities
Accounts payable	$76.7	$60.1
Accrued payroll	91.2	110.5
Accrued income tax	17.4	3.9
Short-term debt (Note 5)	28.1	25.3
Other accrued and current liabilities (Note 6)	167.2	151.1
Deferred revenue (Note 3)	592.3	477.2
Total current liabilities	972.9	828.1
Long-term pension and postretirement benefits (Note 9)	321.7	291.5
Long-term debt (Note 5)	3,545.8	3,255.8
Liabilities for unrecognized tax benefits	19.1	18.9
Deferred income tax	1,215.6	1,106.6
Other non-current liabilities (Note 6)	136.7	135.5
Total liabilities	6,211.8	5,636.4
Commitments and contingencies (Notes 7 and 17)

Equity
Common Stock, $0.0001 par value per share, authorized—2,000,000,000 shares; 431,818,497 shares issued and 431,096,013 shares outstanding at June 30, 2021 and 423,418,131 shares issued and 422,952,228 shares outstanding at December 31, 2020	—	—
Capital surplus	4,482.3	4,310.1
Accumulated deficit	(770.6)	(693.9)
Treasury Stock, 722,484 shares at June 30, 2021 and 465,903 shares at December 31, 2020	(0.3)	—
Accumulated other comprehensive loss	(123.5)	(90.6)
Total stockholder equity	3,587.9	3,525.6
Non-controlling interest	60.7	58.3
Total equity	3,648.6	3,583.9
Total liabilities and stockholder equity	$9,860.4	$9,220.3
(1)See discussion in Note 1 - Basis of Presentation for further detail regarding the elimination of the International lag reporting.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Tabular amounts in millions)
(Unaudited)

	Six months ended June 30,
	2021	2020 (1)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(74.1)	$(100.4)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	302.0	267.1
Amortization of unrecognized pension loss (gain)	0.9	(0.2)
Equity-based compensation expense	14.7	28.9
Restructuring charge	15.9	11.9
Restructuring payments	(8.2)	(10.5)
Change in fair value of make-whole derivative liability	—	32.8
Changes in deferred income taxes	(22.5)	(43.3)
Changes in prepaid and accrued income taxes	5.6	(73.2)
Changes in operating assets and liabilities: (3)
(Increase) decrease in accounts receivable	55.8	24.8
(Increase) decrease in other current assets	66.4	(8.1)
Increase (decrease) in deferred revenue	36.0	52.7
Increase (decrease) in accounts payable	(1.7)	13.2
Increase (decrease) in accrued liabilities	(59.7)	(49.9)
Increase (decrease) in other accrued and current liabilities	(3.8)	1.9
(Increase) decrease in other long-term assets	(5.0)	(23.5)
Increase (decrease) in long-term liabilities	(44.5)	(17.1)
Net, other non-cash adjustments (2)	14.7	20.6
Net cash provided by (used in) operating activities	292.5	127.7
Cash flows provided by (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(617.0)	(15.8)
Cash settlements of foreign currency contracts	24.5	(0.7)
Payments for real estate purchase	(76.6)	—
Capital expenditures	(4.1)	(4.0)
Additions to computer software and other intangibles	(76.5)	(48.1)
Other investing activities, net	0.7	0.1
Net cash provided by (used in) investing activities	(749.0)	(68.5)
Cash flows provided by (used in) financing activities:
Payments of dividends	—	(64.1)
Proceeds from borrowings on Credit Facility	55.5	404.7
Proceeds from borrowings on Term Loan Facilities	300.0	—
Payments of borrowings on Credit Facility	(55.5)	(317.2)
Payments of borrowing on Term Loan Facility	(14.1)	(6.3)
Payments of borrowings on Bridge Loan	—	(63.0)
Payment of debt issuance costs	(2.6)	(0.8)
Other financing activities, net	(1.9)	(2.0)
Net cash provided by (used in) financing activities	281.4	(48.7)
Effect of exchange rate changes on cash and cash equivalents	0.4	(1.4)
Increase (decrease) in cash and cash equivalents	(174.7)	9.1
Cash and Cash Equivalents, Beginning of Period	352.3	84.4
Cash and Cash Equivalents, End of Period	$177.6	$93.5
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income taxes payment (refund), net	$(9.2)	$14.6
Interest	$87.5	$135.7
(1)See discussion in Note 1 - Basis of Presentation for further detail regarding the elimination of the International lag reporting.
(2)Primarily includes non-cash amortization of deferred debt issuance cost and discount of $9.4 million and $28.1 million for the six months ended June 30, 2021 and 2020, respectively.
(3)Net of the effect of acquisitions, see further details in Note 14.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Stockholder Equity (Deficit)
(Tabular amounts in millions)
(Unaudited)

	Common Stock	Capital Surplus	(Accumulated Deficit) Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Defined Benefit Postretirement Plans	Cash Flow Hedging Derivative	Total Stockholder Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)

Six months ended June 30, 2020 (1)
Balance, January 1, 2020 (1)	$—	$2,116.8	$(577.4)	$—	$4.8	$(24.0)	$(1.1)	$1,519.1	$58.2	$1,577.3
Net income (loss)	—	—	(102.0)	—	—	—	—	(102.0)	1.6	(100.4)
Accretion - Series A Preferred Stock (2)	—	(36.1)	—	—	—	—	—	(36.1)	—	(36.1)
Equity-based compensation plans	—	27.2	—	—	—	—	—	27.2	—	27.2
Pension adjustments, net of tax benefit of less than $0.1	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Change in cumulative translation adjustment, net of tax benefit of $0.9	—	—	—	—	(21.0)	—	—	(21.0)	(1.1)	(22.1)
Derivative financial instruments, net of tax benefit of $0.2	—	—	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Preferred dividend	—	(64.1)	—	—	—	—	—	(64.1)	—	(64.1)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance, June 30, 2020 (1)	$—	$2,043.8	$(679.4)	$—	$(16.2)	$(24.1)	$(1.6)	$1,322.5	$57.6	$1,380.1
Three months ended June 30, 2020 (1)
Balance, March 31, 2020	$—	$2,087.5	$(503.5)	$—	$(19.5)	$(24.1)	$(2.1)	$1,538.3	$57.1	$1,595.4
Net income (loss)	—	—	(175.9)	—	—	—	—	(175.9)	1.2	(174.7)
Accretion - Series A Preferred Stock (2)	—	(35.1)	—	—	—	—	—	(35.1)	—	(35.1)
Equity-based compensation plans	—	23.5	—	—	—	—	—	23.5	—	23.5
Change in cumulative translation adjustment, net of tax benefit of $0.7	—	—	—	—	3.3	—	—	3.3	0.2	3.5
Derivative financial instruments, net of tax expense of $0.1	—	—	—	—	—	—	0.5	0.5	—	0.5
Preferred dividend	—	(32.1)	—	—	—	—	—	(32.1)	—	(32.1)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Balance, June 30, 2020 (1)	$—	$2,043.8	$(679.4)	$—	$(16.2)	$(24.1)	$(1.6)	$1,322.5	$57.6	$1,380.1

	Common Stock	Capital Surplus	(Accumulated Deficit) Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Defined Benefit Postretirement Plans	Cash Flow Hedging Derivative	Total Stockholder Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
Six months ended June 30, 2021
Balance, January 1, 2021 (1)	$—	$4,310.1	$(693.9)	$—	$30.1	$(120.3)	$(0.4)	$3,525.6	$58.3	$3,583.9
Net income (loss)	—	—	(76.7)	—	—	—	—	(76.7)	2.6	(74.1)
Shares issued for Bisnode acquisition	—	158.9	—	—	—	—	—	158.9	—	158.9
Equity-based compensation plans	—	13.3	—	(0.3)	—	—	—	13.0	—	13.0
Pension adjustments, net of tax expense of $0.1	—	—	—	—	—	0.8	—	0.8	—	0.8
Change in cumulative translation adjustment, net of tax expense of $3.0	—	—	—	—	(34.5)	—	—	(34.5)	1.6	(32.9)
Derivative financial instruments, net of tax expense of $0.3	—	—	—	—	—	—	0.8	0.8	—	0.8
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(1.8)	(1.8)
Balance, June 30, 2021	$—	$4,482.3	$(770.6)	$(0.3)	$(4.4)	$(119.5)	$0.4	$3,587.9	$60.7	$3,648.6
Three months ended June 30, 2021
Balance, March 31, 2021	$—	$4,475.2	$(718.9)	$(0.3)	$(19.9)	$(119.9)	$1.4	$3,617.6	$60.6	$3,678.2
Net income (loss)			(51.7)					(51.7)	0.9	(50.8)
Equity-based compensation plans	—	7.1	—	—	—	—	—	7.1	—	7.1
Pension adjustments, net of tax expense of less than $0.1	—	—	—	—	—	0.4	—	0.4	—	0.4
Change in cumulative translation adjustment, net of tax expense of $1.9	—	—	—	—	15.5	—	—	15.5	0.9	16.4
Derivative financial instruments, net of tax expense of $0.4	—	—	—	—	—	—	(1.0)	(1.0)	—	(1.0)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(1.7)	(1.7)
Balance, June 30, 2021	$—	$4,482.3	$(770.6)	$(0.3)	$(4.4)	$(119.5)	$0.4	$3,587.9	$60.7	$3,648.6
(1)See discussion in Note 1 - Basis of Presentation for further detail regarding the elimination of the International lag reporting.
(2)Related to Series A Preferred Stock which was fully redeemed in July 2020. See detail discussion in the consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission ("SEC") on February 25, 2021.
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
On January 8, 2021, we acquired 100% ownership of Bisnode Business Information Group AB (“Bisnode”), a leading European data and analytics firm and long-standing member of the Dun & Bradstreet WWN alliances, for a total purchase price of $805.8 million. See Note 14 for further discussion. Financial results of Bisnode ("Europe") have been included in our International segment since the acquisition date.
Historically our consolidated financial statements which have a year-end of December 31, reflected results of subsidiaries outside of North America on a one-month lag with a year-end of November 30. Effective January 1, 2021, we eliminated the one-month reporting lag for our subsidiaries outside of North America and aligned the year-end for all subsidiaries to December 31. The elimination of this reporting lag represented a change in accounting principle, which the Company believes to be preferable as it provides investors with the most current information. This change in accounting policy was applied retrospectively to all periods since February 8, 2019 ("Successor periods") after the Take-Private Transaction. See Note 5 for further discussion. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2020, the Unaudited Condensed Consolidated Statement of Operations and comprehensive Income (Loss) for the three and six months ended June 30, 2020, the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and the Unaudited Condensed Consolidated Statements of Stockholder Equity (Deficit) for the three and six months ended June 30, 2020 have been recast to reflect this change in accounting policy. In addition, we plan to revise the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 and three and twelve months ended December 31, 2020 when they are presented as comparatives, as these financial statements will be issued in the future. The following table presents a summary of the changes to the quarterly results for the year ended December 31, 2020:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Revenue	Operating Income (loss)	Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	Provision (benefit) for income taxes	Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc..
Three months ended June 30, 2020:
As Reported	$420.6	$(1.4)	$(201.9)	$(27.5)	$(207.1)	$(0.66)	$(0.66)
Increase (Decrease)	(1.9)	(0.9)	(1.1)	(0.2)	(0.9)	—	—
As Revised	$418.7	$(2.3)	$(203.0)	$(27.7)	$(208.0)	$(0.66)	$(0.66)
Six months ended June 30, 2020:
As Reported	$815.9	$(9.7)	$(202.9)	$(101.8)	$(165.6)	$(0.53)	$(0.53)
Increase (Decrease)	(1.5)	0.2	(0.7)	(0.1)	(0.5)	—	—
As Revised	$814.4	$(9.5)	$(203.6)	$(101.9)	$(166.1)	$(0.53)	$(0.53)
Three months ended September 30, 2020:
As Reported	$442.1	$45.2	$(24.9)	$(9.3)	$(17.0)	$(0.04)	$(0.04)
Increase (Decrease)	2.3	0.3	0.9	0.2	0.7	—	—
As Revised	$444.4	$45.5	$(24.0)	$(9.1)	$(16.3)	$(0.04)	$(0.04)
Nine months ended September 30, 2020:
As Reported	$1,258.0	$35.5	$(227.8)	$(111.1)	$(182.6)	$(0.52)	$(0.52)
Increase (Decrease)	0.8	0.5	0.2	0.1	0.2	—	—
As Revised	$1,258.8	$36.0	$(227.6)	$(111.0)	$(182.4)	$(0.52)	$(0.52)
Three months ended December 31, 2020:
As Reported	$480.1	$27.5	$8.5	$0.6	$7.0	$0.02	$0.02
Increase (Decrease)	(0.2)	(7.9)	(7.3)	(2.0)	(5.2)	(0.02)	(0.02)
As Revised	$479.9	$19.6	$1.2	$(1.4)	$1.8	$—	$—
Year ended December 31, 2020:
As Reported	$1,738.1	$63.0	$(219.3)	$(110.5)	$(175.6)	$(0.48)	$(0.48)
Increase (Decrease)	0.6	(7.4)	(7.1)	(1.9)	(5.0)	(0.01)	(0.01)
As Revised	$1,738.7	$55.6	$(226.4)	$(112.4)	$(180.6)	$(0.49)	$(0.49)

The following table presents a summary of the changes to the assets, liabilities and equity:

	As Reported	Increase (Decrease)	As Revised
Total Assets as of December 31, 2020	$9,219.4	$0.9	$9,220.3
Total Liabilities as of December 31, 2020	$5,641.7	$(5.3)	$5,636.4
Total Equity as of January 1, 2020	$1,577.7	$(0.4)	$1,577.3
Total Equity as of December 31, 2020	$3,577.7	$6.2	$3,583.9

The following table presents a summary of the changes to the results of statement of cash flows for the year ended December 31, 2020:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Net cash provided by (used in) operating activities	Net cash provided by (used in) investing activities	Net cash provided by (used in) financing activities
Six months ended June 30, 2020:
As Reported	$114.4	$(65.0)	$(48.0)
Increase (Decrease)	13.3	(3.5)	(0.7)
As Revised	$127.7	$(68.5)	$(48.7)
Nine months ended September 30, 2020:
As Reported	$118.4	$(108.9)	$196.0
Increase (Decrease)	12.3	(3.4)	0.2
As Revised	$130.7	$(112.3)	$196.2
Year ended December 31, 2020:
As Reported	$195.6	$(134.3)	$189.3
Increase (Decrease)	9.4	1.0	(0.7)
As Revised	$205.0	$(133.3)	$188.6
Our unaudited condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the unaudited consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Since early 2020, the novel coronavirus ("COVID-19") global pandemic has caused disruptions in the economy and volatility in the global financial markets. As of the date of this report, given the continuously evolving and unpredictable nature of the coronavirus, there remains considerable uncertainty regarding its duration and the speed and nature of recovery. The extent of the impact of the COVID-19 global pandemic on our operations and financial performance will depend on the effects on our clients and vendors, which continue to be uncertain at this time and cannot be predicted. In addition, the pandemic may affect management's estimates and assumptions of variable consideration in contracts with clients as well as other estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740)." The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this update as of January 1, 2021. This update did not have a material impact on our consolidated financial statements.

Note 3 -- Revenue
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2021 is as follows:

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Future revenue	$741.3	$713.2	$371.7	$164.9	$106.9	$250.0	$2,348.0

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
Timing of Revenue Recognition

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue recognized at a point in time	$212.5	$173.8	$417.5	$352.6
Revenue recognized over time	308.4	244.9	607.9	461.8
Total revenue recognized	$520.9	$418.7	$1,025.4	$814.4
Contract Balances

	At June 30, 2021	At December 31, 2020
Accounts receivable, net	$322.5	$319.3
Short-term contract assets (1)	$2.0	$0.7
Long-term contract assets (2)	$5.8	$3.8
Short-term deferred revenue	$592.3	$477.2
Long-term deferred revenue (3)	$13.8	$14.6
(1) Included within Other Current Assets in the condensed consolidated balance sheet
(2) Included within Other Non-Current Assets in the condensed consolidated balance sheet
(3) Included within Other Non-Current Liabilities in the condensed consolidated balance sheet

The increase in deferred revenue of $114.3 million from December 31, 2020 to June 30, 2021 was primarily due to cash payments received or due in advance of satisfying our performance obligations, and the acquisition of Bisnode, largely offset by $352.0 million of revenue recognized that were included in the deferred revenue balance at December 31, 2020. See Note 14 for further discussion with regard to the acquisition of Bisnode.

The increase in contract assets of $3.3 million is primarily due to new contract assets recognized, net of new amounts reclassified to receivables during 2021, largely offset by $1.9 million of contract assets included in the balance at January 1, 2021 that were reclassified to receivables when they became unconditional.

See Note 16 for a schedule of disaggregation of revenue.
Assets Recognized for the Costs to Obtain a Contract
Commission assets, net of accumulated amortization included in deferred costs, were $93.6 million and $83.8 million as of June 30, 2021 and December 31, 2020, respectively.
The amortization of commission assets is as follows:

Period	Amortization
Three months ended June 30, 2021	$6.6
Six months ended June 30, 2021	$12.6
Three months ended June 30, 2020	$4.0
Six months ended June 30, 2020	$7.3

Note 4 -- Restructuring Charge

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
Three months ended June 30, 2021 vs. Three months ended June 30, 2020
We recorded a restructuring charge of $10.1 million for the three months ended June 30, 2021. This charge consists of:

•Severance costs of $8.0 million under ongoing benefit arrangements. Approximately 120 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2021. The cash payments for these employees will be substantially completed by the end of the first quarter of 2022; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $2.1 million.
We recorded a restructuring charge of $7.1 million for the three months ended June 30, 2020. This charge consists of:

•Severance costs of $4.2 million under ongoing benefit arrangements. Approximately 60 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2020. The cash payments for these employees were substantially completed by the end of the fourth quarter of 2020; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $2.9 million.

Six months ended June 30, 2021 vs. Six months ended June 30, 2020
We recorded a restructuring charge of $15.9 million for the six months ended June 30, 2021. This charge consists of:

•Severance costs of $12.7 million under ongoing benefit arrangements. Approximately 155 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2021. The cash payments for these employees will be substantially completed by the end of the first quarter of 2022; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $3.2 million.
We recorded a restructuring charge of $11.9 million for the six months ended June 30, 2020. This charge consists of:

•Severance costs of $6.2 million under ongoing benefit arrangements. Approximately 100 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2020. The cash payments for these employees were substantially completed by the end of the fourth quarter of 2020; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $5.7 million.

The following table sets forth the restructuring reserves and utilization for the three months ended March 31, 2021, June 30, 2021, March 31, 2020 and June 30, 2020:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Severance and Termination	Contract Termination and Other Exit Costs	Total
2021:
Balance remaining as of December 31, 2020	$2.6	$7.1	$9.7
Charge taken during first quarter 2021 (1)	4.7	(0.3)	4.4
Payments made during first quarter 2021	(2.4)	(0.9)	(3.3)
Balance remaining as of March 31, 2021	$4.9	$5.9	$10.8
Charge taken during second quarter 2021 (1)	8.0	0.3	8.3
Payments made during second quarter 2021	(3.9)	(1.0)	(4.9)
Balance remaining as of June 30, 2021	$9.0	$5.2	$14.2

2020:
Balance remaining as of December 31, 2019	$5.8	$4.5	$10.3
Charge taken during first quarter 2020 (1)	2.0	—	2.0
Payments made during first quarter 2020	(4.6)	(1.4)	(6.0)
Balance remaining as of March 31, 2020	$3.2	$3.1	$6.3
Charge taken during second quarter 2020 (1)	4.2	0.4	4.6
Payments made during second quarter 2020	(4.0)	(0.5)	(4.5)
Balance remaining as of June 30, 2020	$3.4	$3.0	$6.4
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
On July 6, 2020, we completed an initial public offering ("IPO") of 90,047,612 shares of our common stock at a public offering price of $22.00 per share and a concurrent private placement of 18,458,700 shares of common stock at $21.67 per share. Total gross proceeds from the transaction were $2,381.0 million. In connection with the IPO and the concurrent private placement, we repaid $300 million in aggregate principal amount of our 10.250% New Senior Unsecured Notes on July 6, 2020. As a result of our commitment to repay at June 30, 2020, the associated deferred debt issuance costs and discount of $10.5 million were written off as of June 30, 2020. In addition, we were required to pay a premium of $30.8 million related to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

the repayment, for which we recorded an expense. Both were accrued and reflected within “Non-operating income (expense) – net” for the three and six months ended June 30, 2020. Initial debt issuance costs of $31.6 million related to the 10.250% New Senior Unsecured Notes were recorded as a reduction of the carrying amount of the notes and amortized over the contractual term of the notes, through the date of partial repayment. The remaining debt issuance costs of $15.7 million continue to be amortized over the remaining term of the notes.
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
Our borrowings are summarized in the following table:

		June 30, 2021			December 31, 2020
	Maturity	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value
Debt Maturing Within One Year:
New Term Loan Facility (1)		$28.1	$—	$28.1	$25.3	$—	$25.3
Total short-term debt		$28.1	$—	$28.1	$25.3	$—	$25.3

Debt Maturing After One Year:
New Term Loan Facility (1)	February 8, 2026	$2,768.9	$72.2	$2,696.7	$2,485.7	$77.1	$2,408.6
New Revolving Facility (1) (2)	September 11, 2025	—	—	—	—	—	—
6.875% New Senior Secured Notes (1)	August 15, 2026	420.0	7.5	412.5	420.0	8.2	411.8
10.250% New Senior Unsecured Notes (1)	February 15, 2027	450.0	13.4	436.6	450.0	14.6	435.4
Total long-term debt		$3,638.9	$93.1	$3,545.8	$3,355.7	$99.9	$3,255.8
Total debt		$3,667.0	$93.1	$3,573.9	$3,381.0	$99.9	$3,281.1
*Represents the unamortized portion of debt issuance costs and discounts.
(1) The New Senior Secured Credit Facilities and New Senior Secured and Unsecured Notes contain certain covenants that limit our ability to incur additional indebtedness and guarantee indebtedness, create liens, engage in mergers or acquisitions, sell, transfer or otherwise dispose of assets, pay dividends and distributions or repurchase capital stock, prepay certain indebtedness and make investments, loans and advances. We were in compliance with these non-financial covenants at June 30, 2021 and December 31, 2020.
(2) The New Revolving Facility contains a springing financial covenant requiring compliance with a maximum ratio of first lien net indebtedness to consolidated EBITDA of 6.75. The financial covenant applies only if the aggregate principal amount of borrowings under the New Revolving Facility and certain outstanding letters of credit exceed 35% of the total amount of commitments under the New Revolving Facility on the last day of any fiscal quarter. The financial covenant did not apply at June 30, 2021 and December 31, 2020.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Other details of the New Senior Secured Credit Facilities:
•As required by the credit agreement, beginning June 30, 2020, the principal amount of the New Term Loan Facility is being paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026. The debt issuance costs of $62.1 million and the discount of $50.6 million were recorded as a reduction of the carrying amount of the New Term Loan Facility and are being amortized over the term of the facility. The margin to LIBOR was 500 basis points initially. On February 10, 2020, an amendment was made to the credit agreement, specifically related to the New Term Loan Facility, which reduced the margin to LIBOR to 400 basis points. The maturity date for the New Term Loan Facility remains February 8, 2026 and no changes were made to the financial covenants or scheduled amortization. In connection with the term loan repricing, we incurred $0.8 million of third-party fees and wrote off $6.2 million of deferred debt issuance costs and discount related to changes in syndicated lenders. Both were recorded within “Other income (expense)-net” for the six months ended June 30, 2020. Subsequent to the IPO transaction, the spread was further reduced by 25 basis points to 375 basis points. On January 27, 2021, the spread was reduced by 50 basis points to 325 basis points. The interest rate associated with the outstanding balances of the New Term Loan Facility at June 30, 2021 and December 31, 2020 were 3.345% and 3.898%, respectively.
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
The scheduled maturities and interest payments for our total debt outstanding as of June 30, 2021 are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Principal	$14.1	$28.1	$28.1	$28.1	$28.1	$3,540.5	$3,667.0
Interest	84.3	167.9	166.9	166.0	165.1	107.5	857.7
Total Debt	$98.4	$196.0	$195.0	$194.1	$193.2	$3,648.0	$4,524.7
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $23.0 million at June 30, 2021 and $5.9 million at December 31, 2020.
On March 30, 2021, the Company entered into three-year interest rate swaps with an aggregate notional amount of $1 billion. The interest rate swaps under the April 20, 2018 agreement expired on April 27, 2021. The objective of the swaps is to mitigate the variation of future cash flows from changes in the floating interest rates on our existing debt. See further discussion in Note 12 to our condensed consolidated financial statements.

Note 6 -- Other Assets and Liabilities

Other Non-Current Assets

	June 30, 2021	December 31, 2020
Right of use assets (1)	$80.0	$64.8
Prepaid pension assets	4.5	4.3
Investments	27.3	27.3
Other non-current assets	21.9	16.2
Total	$133.7	$112.6
(1)We recognized $26.7 million for operating leases measured on the acquisition date as part of the purchase accounting in connection with the acquisition of Bisnode on January 8, 2021. The associated lease expense was $1.9 million and $3.9 million for the three and six months ended June 30, 2021, respectively. In addition, we entered into a new real estate lease agreement in China during the first quarter of 2021 with right of use assets measured at $3.8 million.

Other Accrued and Current Liabilities:

	June 30, 2021	December 31, 2020
Operating expenses accruals (1)	$88.5	$75.7
Accrued interest expense	29.0	29.0
Short-term lease liability (2)	28.6	23.4
Other accrued liabilities	21.1	23.0
Total	$167.2	$151.1
(1)Higher accrual was primarily related to a higher legal reserve related to a regulatory matter. See Note 7 for detail discussion.
(2)We recognized $8.4 million for short-term operating leases liability measured on the acquisition date as part of the purchase accounting in connection with the acquisition of Bisnode on January 8, 2021. In addition, we entered into a new real estate lease agreement in China during the first quarter of 2021 with a short-term lease liability measured at $0.6 million.

Other Non-Current Liabilities:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	June 30, 2021	December 31, 2020
Deferred revenue - long term	$13.8	$14.6
U.S. tax liability associated with the 2017 Act	44.6	49.8
Long-term lease liability (1)	67.5	62.5
Other	10.8	8.6
Total	$136.7	$135.5
(1)We recognized $18.2 million for long-term operating leases liability measured on the acquisition date as part of the purchase accounting in connection with the acquisition of Bisnode on January 8, 2021. In addition, we entered into a new real estate lease agreement in China during the first quarter of 2021 with a long-term lease liability measured at $3.2 million.
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
Federal Trade Commission Investigation

On April 10, 2018, the Federal Trade Commission (the “FTC”) issued a Civil Investigative Demand (“CID”) to Dun & Bradstreet, Inc. (“D&B Inc.,” a wholly-owned subsidiary of the Company) related to an investigation by the FTC into potential violations of Section 5 of the Federal Trade Commission Act (the “FTC Act”), primarily concerning our credit managing and monitoring products such as CreditBuilder. D&B Inc. completed its response to the CID in November 2018. On May 28, 2019, the FTC staff informed D&B Inc. that it believes that certain of D&B’s practices violated Section 5 of the FTC Act, and informed D&B that it had been given authority by the FTC’s Bureau of Consumer Protection to engage in consent negotiations. Following discussions between the Company and the FTC staff, on September 9, 2019, the FTC issued a second CID seeking additional information, data and documents. We have completed our response to the second CID. In a letter dated March 2, 2020, the FTC staff identified areas of interest related to the CIDs and we completed our responses to the letter on April 7, 2020. On April 20, 2020, the FTC and D&B Inc. entered a tolling agreement with respect to potential claims related to the subject matter of the investigation. On February 23, 2021, the FTC staff provided D&B Inc. with a draft complaint and consent order outlining its allegations and the forms of relief sought, and advised that it had been given authority to engage in consent negotiations. At this time, we are continuing to discuss the draft complaint and consent order with the FTC.

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

Note 8 -- Income Taxes

The effective tax rate for the three months ended June 30, 2021 was (509.1)%, reflecting tax expense of $43.0 million on a pre-tax loss of $8.5 million, compared to 13.6% for the three months ended June 30, 2020, reflecting a tax benefit of $27.7 million on a pre-tax loss of $203.0 million. The effective tax rate for the three months ended June 30, 2021 was negatively impacted by an increase in our net deferred tax liabilities as a result of a state tax apportionment change relating to the purchase of a building in Florida for the relocation of our corporate headquarters and an enacted tax rate change in the U.K. The effective tax rate for the three months ended June 30, 2020 was negatively impacted by a non-deductible expense associated with the fair value adjustment related to the Series A Preferred Stock make-whole derivative liability.

The effective tax rate for the six months ended June 30, 2021 was (78.8)%, reflecting tax expense of $33.2 million on a pre-tax loss of $42.2 million, compared to 50.2% for the six months ended June 30, 2020, reflecting a tax benefit of $101.9 million on a pre-tax loss of $203.6 million. The effective tax rate for the six months ended June 30, 2021 was negatively impacted by an increase in our net deferred tax liabilities as a result of a state tax apportionment change relating to the purchase of a building in Florida for the relocation of our corporate headquarters and an enacted tax rate change in the U.K. The effective tax rate for the six months ended June 30, 2020 was positively impacted by the $53.7 million net benefit resulting from the enactment of The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act” or the “Act”) which allowed for the carryback of federal net operating losses arising in 2018, 2019 or 2020 to each of the five preceding years for which the corporate tax rate for certain years was 35%, as compared to the current 21% tax rate. The aforementioned benefit was partially offset by the impact of non-deductible expense associated with the fair value adjustment related to the Series A Preferred Stock make-whole derivative liability.
Note 9 -- Pension and Postretirement Benefits
Net Periodic Pension Cost
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans				Postretirement Benefit Obligations
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Components of net periodic cost (income):
Service cost	$1.3	$0.5	$2.6	$0.9	$—	$—	$—	$—
Interest cost	6.9	10.4	13.7	20.9	—	—	—	—
Expected return on plan assets	(20.9)	(21.8)	(41.7)	(43.7)	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of actuarial loss (gain)	0.5	—	1.1	—	—	—	—	—
Net periodic cost (income)	$(12.2)	$(10.9)	$(24.3)	$(21.9)	$(0.1)	$(0.1)	$(0.2)	$(0.2)

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
Note 10 -- Stock Based Compensation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The following table sets forth the components of our stock-based compensation and expected tax benefit for the three and six months ended June 30, 2021 and 2020 related to the plans in effect during the respective period:

	Three months ended June 30,		Six months ended June 30,
Stock-based compensation expense:	2021	2020	2021	2020
Restricted stock and restricted stock units	$4.5	$—	$7.6	$—
Stock options	(0.4)	20.0	1.1	20.0
Incentive units	3.0	5.1	6.0	8.9
Total compensation expense	$7.1	$25.1	$14.7	$28.9

Expected tax benefit:
Restricted stock and restricted stock units	$0.8	$—	$1.3	$—
Stock options	(0.7)	5.2	(0.3)	5.2
Total compensation expense	$0.1	$5.2	$1.0	$5.2
On June 30, 2020, in connection with our IPO, certain directors were granted 4,160,000 options to purchase shares of common stock of Dun & Bradstreet Holdings, Inc. at $22.00 per share, which were vested immediately. In addition, 3,840,000 stock options were granted to certain executives which will vest ratably over three years, commencing on the first anniversary of the grant date. All stock options expire seven years from the date of the grant. Total compensation expense of $39.9 million associated with these grants is recognized ratably over the three-year vesting period. We estimated the option fair value at the date of grant using Black-Scholes valuation model. The assumptions are set forth in the following table:

Weighted Average Assumptions
Weighted Average Expected Stock Price Volatility	28%
Weighted Average Expected Dividend Yield	0.0%
Weighted Average Expected Life of Option (in years)	3.98
Weighted Average Risk-Free Interest Rate	0.23%
Weighted Average Black Scholes Value	$4.99
Weighted Average Exercise Price	$22.00

Expected stock price volatility was derived from the historical volatility of companies in our peer group. The risk-free interest rate assumption corresponds to the time to liquidity assumption and was based on the U.S. Treasury yield curve in effect on each grant date.

The following table summarizes the restricted stock and restricted stock units granted in 2021:

Date	Number of shares granted	Grant date fair value per share	Vesting period (in years)	Vesting Criteria
Restricted Stock & RSU's: (1)
February 11, 2021	65,790	$22.80	2.4	Service
March 10, 2021	67,021	$22.01	1.0	Service
March 10, 2021 (2)	2,203,390	$22.01	3.0	Service & Performance
March 31, 2021	13,440	$23.81	3.0	Service
June 30, 2021	329,904	$21.37	3.0	Service
(1)Employee awards generally vest ratably over three years and director awards vest 100% after one year.
(2)These awards are also subject to an annual performance target. Vesting of these awards are dependent on the satisfaction of the annual performance target.

We accounted for stock-based compensation based on grant date fair value. For restricted stock, grant date fair value was based on the closing price of our stock on the date of grant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The following tables summarize the restricted stock, restricted stock units and stock options activity in 2021:

	Restricted Stock & RSU's
	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balances, January 1, 2021	702,899	$25.95	1.3	$17.5
Granted	2,679,545	$21.96
Forfeited	(594,032)	$22.97
Vested	(161,438)	$25.59
Balances, June 30, 2021	2,626,974	$22.58	1.6	$56.1

	Stock Options
	Number of Options	Weighted-Average Exercise price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balances, January 1, 2021	7,650,000	$22.00	6.5	$22.2
Granted	—	$—
Forfeited	(1,095,000)	$22.00
Vested	—	$—
Balances, June 30, 2021	6,555,000	$22.00	6.0	$0.0

The following table sets forth the unrecognized equity-based compensation cost as of June 30, 2021:

Equity-Based Compensation:	Unrecognized Compensation	Weighted Average Amortization Period (in years)
Restricted Stock & RSU's	$50.5	2.5
Stock Options	8.3	2.0
Incentive Units	8.5	0.7
Total Unrecognized Compensation Expense	$67.3	1.5

Employee Stock Purchase Plan ("ESPP")

Effective December 2020, we adopted the Dun & Bradstreet Holdings, Inc. Employee Stock Purchase Plan that allows eligible employees to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. The Company contributes varying matching amounts to employees, as specified in the plan document, after a one year holding period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The first purchases for this program started in January 2021. We recorded the associated expense of approximately $2 million and $3 million for the three and six months ended June 30, 2021.
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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(51.7)	$(208.0)	$(76.7)	$(166.1)

Weighted average number of shares outstanding-basic	428.9	314.5	428.7	314.5
Weighted average number of shares outstanding-diluted	428.9	314.5	428.7	314.5

Earnings (loss) per share of common stock:
Basic	$(0.12)	$(0.66)	$(0.18)	$(0.53)
Diluted	$(0.12)	$(0.66)	$(0.18)	$(0.53)

Below is a reconciliation of our common stock issued and outstanding:

Common shares issued as of December 31, 2020	423,418,131
Shares issued during the six months ended June 30, 2021	8,400,366
Common shares issued as of June 30, 2021	431,818,497
Less: treasury shares	722,484
Common shares outstanding as of June 30, 2021	431,096,013

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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at June 30, 2021 and December 31, 2020, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures and by selection of reputable counterparties.
Our trade receivables do not represent a significant concentration of credit risk at June 30, 2021 and December 31, 2020, because we sell to a large number of clients in different geographical locations and industries.
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
On March 30, 2021, the Company entered into three-year interest rate swaps with an aggregate notional amount of $1 billion, effective March 29, 2021 through March 27, 2024. For these swaps, the Company pays a fixed rate of 0.467% and receives the one-month LIBOR rate. The interest rate swaps under the April 20, 2018 agreement expired on April 27, 2021.
Foreign Exchange Risk Management
Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. From time to time, we follow a practice of hedging certain balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We may use short-term, foreign exchange forward and, from time to time, option contracts to execute our hedging strategies. Typically, these contracts have maturities of 12 months or less. These contracts are denominated primarily in the British pound sterling, the Euro, the Swedish Krona, and the Norwegian Krone. The gains and losses on the forward contracts associated with our balance sheet positions are recorded in “Other Income (Expense) – Net” in the condensed consolidated statements of operations and comprehensive income (loss) and are essentially offset by the losses and gains on the underlying foreign currency transactions. Our foreign exchange forward contracts are not designated as hedging instruments under authoritative guidance.
To decrease earnings volatility, we currently hedge substantially all our intercompany balance positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. In the prior year, certain balance sheet positions were not being hedged in order to reduce the volatility of cash flows required to settle these forward contracts. However, starting in the third quarter of 2020, we resumed our practice of hedging substantially all our intercompany balance positions. The underlying transactions and the corresponding foreign exchange forward contracts are marked to market at the end of each quarter and the fair value impacts are reflected within “Non-operating income (expense) – net” in the consolidated financial statements. In addition, in connection with the acquisition of Bisnode, we entered into a zero-cost foreign currency collar in October 2020, with a notional amount of SEK 4.8 billion to reduce our foreign currency exposure. Unrealized gain associated with the instrument was $23.5 million at December 31, 2020. We settled the collar on January 8, 2021 with a total realized gain of $21.0 million upon the close of the Bisnode transaction, resulting in a loss of $2.5 million for the six months ended June 30, 2021.
As of June 30, 2021 and December 31, 2020, the notional amounts of our foreign exchange contracts were $375.4 million and $212.9 million, respectively.
Fair Values of Derivative Instruments in the Consolidated Balance Sheets

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Asset Derivatives				Liability Derivatives
	June 30, 2021		December 31, 2020		June 30, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$0.6	Other Current Assets	$—	Other Accrued & Current Liabilities	$—	Other Accrued & Current Liabilities	$1.0
Total Derivatives designated as hedging instruments		$0.6		$—		$—		$1.0
Derivatives not designated as hedging instruments
Foreign exchange collar	Other Current Assets	$—	Other Current Assets	$23.5		$—		$—
Foreign exchange forward contracts	Other Current Assets	0.5	Other Current Assets	2.0	Other Accrued & Current Liabilities	1.0	Other Accrued & Current Liabilities	0.9
Total derivatives not designated as hedging instruments		$0.5		$25.5		$1.0		$0.9
Total Derivatives		$1.1		$25.5		$1.0		$1.9

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income			Amount of Gain or (Loss) Recognized in Income on Derivative
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2021	2020	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	2021	2020	Location of Gain or (Loss) Recognized in Income on Derivative	2021	2020
Interest contracts	$(0.2)	$0.7	Interest expense	$(0.7)	$(0.8)	Interest expense	$(0.7)	$(0.8)

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income			Amount of Gain or (Loss) Recognized in Income on Derivative
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2021	2020	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	2021	2020	Location of Gain or (Loss) Recognized in Income on Derivative	2021	2020
Interest contracts	$1.6	$(0.7)	Interest expense	$(1.5)	$(1.3)	Interest expense	$(1.5)	$(1.3)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	2021	2020	2021	2020
Make-whole derivative liability	Non-Operating Income (Expenses) – Net	$—	$(102.6)	$—	$(32.8)
Foreign exchange collar	Non-Operating Income (Expenses) – Net	$—	$—	$(2.5)	$—
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$(1.4)	$(1.2)	$1.5	$(0.5)

Fair Value of Financial Instruments
Our financial assets and liabilities that are reflected in the consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term borrowings and long-term borrowings.
The following table summarizes fair value measurements by level at June 30, 2021 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at June 30, 2021
Assets:
Cash equivalents (1)	$2.4	$—	$—	$2.4
Other current assets:
Foreign exchange forwards (2)	$—	$0.5	$—	$0.5
Swap arrangements (4)	$—	$0.6	$—	$0.6
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$1.0	$—	$1.0
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for the six months ended June 30, 2021 and 2020.
At June 30, 2021 and December 31, 2020, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value are due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term and Long-term Debt (1)	$849.1	$1,052.7	$847.2	$1,056.1
New Term Loan Facility (2)	$2,724.8	$2,813.9	$2,433.9	$2,476.2
(1)Includes New Senior Notes (long-term) at June 30, 2021 and December 31, 2020.
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
Note 13 -- Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) ("AOCI"):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, January 1, 2020	$4.8	$(24.0)	$(1.1)	$(20.3)
Other comprehensive income (loss) before reclassifications	(21.0)	—	(1.4)	(22.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(0.1)	0.9	0.8
Balance, June 30, 2020	$(16.2)	$(24.1)	$(1.6)	$(41.9)

Balance, January 1, 2021	$30.1	$(120.3)	$(0.4)	$(90.6)
Other comprehensive income (loss) before reclassifications	(34.5)	—	(0.3)	(34.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.8	1.1	1.9
Balance, June 30, 2021	$(4.4)	$(119.5)	$0.4	$(123.5)
The following table summarizes the reclassifications out of AOCI:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
		Three months ended June 30,		Six months ended June 30,
Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income (Loss) is Presented	2021	2020	2021	2020
Defined Benefit Pension Plans:
Amortization of prior service costs	Other Income (Expense) - Net	$(0.1)	$—	$(0.2)	$(0.1)
Amortization of actuarial gain/loss	Other Income (Expense) - Net	0.5	—	1.1	—
Derivative Financial Instruments:
Interest contracts	Interest Expense	0.7	0.8	1.5	1.3
Total before tax		1.1	0.8	2.4	1.2
Tax benefit (expense)		(0.4)	(0.3)	(0.5)	(0.4)
Total after tax		0.7	0.5	1.9	0.8
Total reclassifications for the period, net of tax		$0.7	$0.5	$1.9	$0.8

Note 14 -- Acquisitions
2021 Acquisition
Bisnode Business Information Group AB ("Bisnode")
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
The acquisition was accounted for in accordance with ASC 805 “Business Combinations,” as a purchase transaction, and accordingly, the assets and liabilities of the entity were recorded at their estimated fair values at the date of the acquisition. We have included the financial results of Bisnode in our consolidated financial statements since the acquisition date. Transaction costs of $4.6 million and $0.4 million were included in selling and administrative expenses for the year ended December 31, 2020 and for the six months ended June 30, 2021, respectively. As a result of the acquisition, we wrote off pre-existing contract assets and liabilities of $2.9 million and $0.8 million to selling and administrative expenses and revenue, respectively, for the six months ended June 30, 2021. The acquisition effectively settled these pre-existing relationships. We allocated goodwill and intangible assets to our International segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The table below summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

	Weighted Average Amortization Period (years)	Initial Purchase Price Allocation at March 31, 2021	Measurement Period Adjustment	Preliminary Purchase Price Allocation at June 30, 2021
Cash		$29.9	$—	$29.9
Accounts receivable		61.0	—	61.0
Other current assets		13.1	—	13.1
Total current assets		104.0	—	104.0
Property, plant & equipment		3.5	—	3.5
Intangible assets:
Reacquired right	15	271.0	(1.0)	270.0
Database	12	116.0	(5.0)	111.0
Customer relationships	10	106.0	2.0	108.0
Technology	14	65.0	(1.0)	64.0
Goodwill		488.4	2.6	491.0
Right of use asset		26.7	1.1	27.8
Other		5.2	(2.3)	2.9
Total assets acquired		$1,185.8	$(3.6)	$1,182.2

Accounts payable		$17.5	$—	$17.5
Deferred revenue		80.6	—	80.6
Accrued payroll		20.7	—	20.7
Accrued income tax and other tax liabilities		17.1	—	17.1
Short-term lease liability		8.4	—	8.4
Other current liabilities		23.7	—	23.7
Total current liabilities		168.0	—	168.0
Long-term pension and postretirement obligations		65.4	—	65.4
Deferred tax liability		127.6	(4.2)	123.4
Long-term lease liability		18.2	0.6	18.8
Other liabilities		0.8	—	0.8
Total liabilities assumed		$380.0	$(3.6)	$376.4
Total consideration		$805.8	$—	$805.8

The fair value of the reacquired right intangible asset primarily related to rights that were previously granted to Bisnode under the WWN agreement, including rights to sell certain products under the D&B brand name and the right to access D&B database and technology platform. The fair value of reacquired right intangible asset was determined by applying the income approach; specifically, utilizing a multi-period excess earnings method. In addition, as a result of the Bisnode acquisition, we reclassified the net book value of previously recognized WWN relationships intangible asset related to the Bisnode relationship of $64.7 million to reacquired right, which is amortized over 15 years, together with the above-mentioned newly recognized reacquired right.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The fair values of the acquired assets and liabilities were subject to change within the one-year measurement period. We obtained information to determine the fair values of the net assets acquired at the acquisition date during the measurement period. Since the initial valuation reflected in our financial results as of March 31, 2021, we have adjusted fair value for certain intangible assets based on updated information. An asset and liability was recognized for favorable and unfavorable lease terms, respectively, during the measurement period. In addition, we recorded adjustments to the deferred tax liability reflecting the changes of intangible asset fair value. Although we believe that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, the purchase price allocation is preliminary and is subject to revision as permitted by ASC 805, Business Combinations. The primary areas of the purchase price allocation that are not yet finalized are related to certain liabilities, valuation of deferred revenue, contingencies and deferred taxes. We will adjust the associated fair values if facts and circumstances arise that necessitate change. We expect to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date.
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

The table below sets forth the future amortization as of June 30, 2021 associated with intangible assets recognized as a result of the acquisition of Bisnode:

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Reacquired Right	$9.0	$18.0	$18.0	$18.0	$18.0	$180.3	$261.3
Technology	4.3	7.9	7.3	6.7	6.1	27.6	59.9
Customer Relationship	9.9	17.8	15.8	13.8	11.8	29.4	98.5
Database	9.9	17.6	15.4	13.2	11.0	33.6	100.7
Total	$33.1	$61.3	$56.5	$51.7	$46.9	$270.9	$520.4

Unaudited Pro Forma Financial Information
The following pro forma statements of operations data presents the combined results of the Company and Bisnode, assuming that the acquisition had occurred on January 1, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Reported revenue	$520.9	$418.7	$1,025.4	$814.4
Pro forma adjustments:
Pre-acquisition revenue - Bisnode	—	93.5	4.6	190.4
Adjustments to Bisnode pre-acquisition revenue related to revenue received from Dun & Bradstreet Holdings, Inc.	—	(4.2)	—	(8.3)
Adjustments to Dun & Bradstreet revenue related to revenue received from Bisnode	—	(8.6)	—	(17.0)
Total pro forma revenue	$520.9	$499.4	$1,030.0	$979.5

Reported net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(51.7)	$(208.0)	$(76.7)	$(166.1)
Pro forma adjustments - net of tax effect:
Pre-acquisition net income - Bisnode	—	15.0	0.8	16.1
Intangible amortization - net of tax benefits	(0.8)	(12.8)	(0.9)	(25.6)
Write off related to pre-existing relationship - net of tax benefits	—	—	2.3	(2.3)
Transaction costs - net of tax benefits	—	—	0.3	3.5
Pro forma net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(52.5)	$(205.8)	$(74.2)	$(174.4)

2020 Acquisitions

On January 7, 2020, we acquired a 100% equity interest in Orb Intelligence (“Orb”) for a purchase price of $11.5 million. Orb Intelligence offers a high quality, global database of information, with a focus on building a digital view of businesses' presence.
On March 11, 2020, we acquired substantially all of the assets of coAction.com for a purchase price of $9.6 million, of which $4.8 million was paid upon the close of the transaction and the remaining $4.8 million was paid on September 11, 2020. coAction.com is a leader in revenue cycle management in the Order-to-Cash process, serving mid to large size companies across multiple industries.
The acquisitions were accounted for in accordance with ASC 805 “Business Combinations,” as purchase transactions, and accordingly, the assets and liabilities of both entities were recorded at their estimated fair values at the respective dates of the acquisitions. Transaction costs of $0.2 million were included in selling and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2020. We have included the financial results of Orb and coAction.com in our consolidated financial statements since their respective acquisition dates, and the results from each of these companies were not individually or in the aggregate material to our consolidated financial statements. We finalized the purchase price allocation as of December 31, 2020.

Note 15 -- Long-Lived Assets
Property, Plant and Equipment
On June 30, 2021, we completed the purchase of an office building in Jacksonville, Florida for our new global headquarters office, with a purchase price of $76.5 million, paid with cash on hand. The transaction was accounted for as an asset acquisition. Total costs of the acquisition, including transaction costs of $0.1 million, were allocated to tangible assets

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

(e.g., land and building) and in-place lease intangible asset based on their relative fair values. The fair values of the land and building are measured as if the building was vacant. The approaches used to value the building components include the cost, sales comparison, and income capitalization approaches. The table below summarizes the allocation of total purchase price.

	Weighted Average Amortization Period (years)	Purchase Price Allocation
Land	Indefinite	$7.7
Building	53	57.3
Site Improvements	14	2.0
Tenant Improvements	9	2.5
In Place Lease Intangibles (1)	9	7.1
Total		$76.6

(1)Related to the acquired lease arrangement, reflecting value associated with avoiding the costs of originating an acquired lease.

Computer Software and Goodwill:

	Computer Software	Goodwill
January 1, 2020	$382.2	$2,841.7
Acquisitions (1)	—	10.7
Additions at cost (2)	18.2	—
Amortization	(16.0)	—
Write-off	(0.2)	—
Other (5)	(4.9)	(3.7)
March 31, 2020	$379.3	$2,848.7
Acquisition	—	—
Additions at cost (2)	29.5	—
Amortization	(17.0)	—
Write-off	(0.1)	—
Other (5)	2.3	0.1
June 30, 2020	$394.0	$2,848.8

January 1, 2021	$437.0	$2,857.9
Acquisition (3)	65.0	488.4
Additions at cost (2)	42.2	—
Amortization	(24.5)	—
Write-off	(3.1)	—
Other (5)	(8.5)	(28.1)
March 31, 2021	$508.1	$3,318.2
Acquisition (3)	(1.0)	2.6
Additions at cost (2)	33.9	—
Amortization	(26.6)	—
Write-off	(0.7)	—
Other (5)	2.8	10.3
June 30, 2021	$516.5	$3,331.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Other Intangibles:

	Customer Relationships	Reacquired Rights	Database	Indefinite-Lived Intangibles	Other Intangibles	Total
January 1, 2020	$2,162.7	$—	$1,550.6	$1,275.8	$265.4	$5,254.5
Acquisitions (1)	2.4	—	—	—	6.8	9.2
Additions at cost	—	—	—	—	0.1	0.1
Amortization	(64.9)	—	(46.2)	—	(5.0)	(116.1)
Other (5)	(3.9)	—	—	—	(9.4)	(13.3)
March 31, 2020	$2,096.3	$—	$1,504.4	$1,275.8	$257.9	$5,134.4
Acquisitions (1)	—	—	—	—	—	—
Additions at cost	—	—	—	—	0.2	0.2
Amortization	(63.3)	—	(45.0)	—	(5.0)	(113.3)
Other (5)	—	—	—	—	(0.1)	(0.1)
June 30, 2020	$2,033.0	$—	$1,459.4	$1,275.8	$253.0	$5,021.2

January 1, 2021	$1,912.9	$—	$1,369.4	$1,275.8	$256.7	$4,814.8
Acquisition (3)	106.0	271.0	116.0	—	—	493.0
Additions at cost	—	—	—	—	0.2	0.2
Amortization	(65.6)	(5.0)	(47.8)	—	(4.0)	(122.4)
WWN relationship transfer (4)	—	64.7	—	—	(64.7)	—
Other (5)	(5.4)	(14.3)	(6.3)	—	(1.9)	(27.9)
March 31, 2021	$1,947.9	$316.4	$1,431.3	$1,275.8	$186.3	$5,157.7
Acquisition (3)	2.0	(1.0)	(5.0)	—	—	(4.0)
Additions at cost (6)	—	—	—	—	7.3	7.3
Amortization	(64.5)	(7.4)	(47.0)	—	(4.0)	(122.9)
Other (5)	2.5	4.1	2.4	—	0.2	9.2
June 30, 2021	$1,887.9	$312.1	$1,381.7	$1,275.8	$189.8	$5,047.3
(1)Related to the acquisitions of Orb Intelligence and coAction.com.
(2)Primarily related to software-related enhancements on products.
(3)Related to the acquisition of Bisnode.
(4)Reclassification of the net book value of previously recognized WWN relationships intangible asset related to the Bisnode relationship to reacquired rights as a result of the Bisnode acquisition.
(5)Primarily due to the impact of foreign currency fluctuations.
(6)Primarily related to the in-place lease intangibles of $7.1 million recognized associated with the building purchase for our new global headquarters office.
Note 16 -- Segment Information
Our segment disclosure is intended to provide the users of our consolidated financial statements with a view of the business that is consistent with management of the Company.
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the U.K., Europe, Greater China and India and indirectly through our WWN alliances.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

On January 8, 2021, we acquired 100% ownership of Bisnode, a leading European data and analytics firm and long-standing member of the Dun & Bradstreet WWN alliances, for a total purchase price of $805.8 million. See Note 14 for further discussion. Financial results of Bisnode ("Europe") have been included in our International segment since the acquisition date.
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue:
North America	$357.2	$354.4	$696.6	$695.9
International	163.7	66.4	333.6	138.0
Corporate and other (1)	—	(2.1)	(4.8)	(19.5)
Consolidated total	$520.9	$418.7	$1,025.4	$814.4
(1)Revenues for Corporate and other for the six months ended June 30, 2021 primarily represents adjustments recorded in accordance with GAAP to the International segment due to the timing of the completion of the Bisnode acquisition. Revenue for Corporate and other for the three and six months ended June 30, 2020 represents deferred revenue purchase accounting adjustments recorded in accordance with GAAP related to the Take-Private Transaction, Lattice acquisition and other 2020 acquisitions.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA
North America	$167.4	$170.4	$318.5	$314.9
International	42.6	20.0	94.1	44.0
Corporate and other	(11.7)	(14.3)	(28.6)	(47.7)
Consolidated total	$198.3	$176.1	$384.0	$311.2
Depreciation and amortization	(152.3)	(132.7)	(302.0)	(267.1)
Interest expense - net	(47.8)	(77.8)	(96.6)	(160.5)
Dividends allocated to preferred stockholders	—	(32.1)	—	(64.1)
Benefit (provision) for income taxes	(43.0)	27.7	(33.2)	101.9
Other income (expense) - net	12.4	(122.9)	19.2	(33.6)
Equity in net income of affiliates	0.7	0.6	1.3	1.3
Net income (loss) attributable to non-controlling interest	(0.9)	(1.2)	(2.6)	(1.6)
Other incremental or reduced expenses and revenue from the application of purchase accounting and acquisitions	4.2	4.9	4.9	9.8
Equity-based compensation	(7.1)	(25.1)	(14.7)	(28.9)
Restructuring charges	(10.1)	(7.1)	(15.9)	(11.9)
Merger and acquisition-related operating costs	(2.0)	(1.9)	(5.1)	(4.4)
Transition costs	(2.9)	(16.3)	(3.9)	(17.9)
Legal reserve associated with significant legal and regulatory matters	(0.7)	—	(10.6)	—
Asset impairment	(0.5)	(0.2)	(1.5)	(0.3)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(51.7)	$(208.0)	$(76.7)	$(166.1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Depreciation and amortization:
North America	$14.6	$11.3	$27.2	$22.0
International	2.8	2.0	5.6	3.7
Total segments	17.4	13.3	32.8	25.7
Corporate and other (1)	134.9	119.4	269.2	241.4
Consolidated total	$152.3	$132.7	$302.0	$267.1
Capital expenditures:
North America (2)	$77.7	$0.9	$78.3	$1.5
International	1.6	1.6	2.3	2.4
Total segments	79.3	2.5	80.6	3.9
Corporate and other	0.1	—	0.1	0.1
Consolidated total	$79.4	$2.5	$80.7	$4.0
Additions to computer software and other intangibles:
North America (3)	$27.5	$27.4	$62.4	$44.3
International	6.3	1.7	13.7	2.8
Total segments	33.8	29.1	76.1	47.1
Corporate and other	0.3	0.6	0.4	1.0
Consolidated total	$34.1	$29.7	$76.5	$48.1

(1)Depreciation and amortization for Corporate and other includes incremental amortization resulting from acquisitions.
(2)The increase in capital expenditures for North America was primarily due to the $76.6 million purchase of an office building for our new global headquarters office in June 2021. See Note 15 for further discussion.
(3)In-place lease intangibles of $7.1 million for the three and six months ended June 30, 2021 related to the building purchase for our new global headquarters office are included in capital expenditures. See Note (2) above.

Supplemental Geographic and Customer Solution Set Information:

	June 30, 2021	December 31, 2020
Assets:
North America	$8,060.2	$8,522.9
International	1,800.2	697.4
Consolidated total	$9,860.4	$9,220.3

Goodwill:
North America	$2,745.5	$2,745.5
International	585.6	112.4
Consolidated total	$3,331.1	$2,857.9
Other intangibles:
North America	$4,339.4	$4,534.5
International	707.9	280.3
Consolidated total	$5,047.3	$4,814.8
Other long-lived assets (excluding deferred income tax):
North America	$645.4	$562.9
International	195.6	96.2
Consolidated total	$841.0	$659.1
Total long-lived assets	$9,219.4	$8,331.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended June 30,		Six months ended June 30,
Customer Solution Set Revenue:	2021	2020	2021	2020

North America (1):
Finance & Risk	$199.7	$193.8	$390.2	$386.6
Sales & Marketing	157.5	160.6	306.4	309.3
Total North America	$357.2	$354.4	$696.6	$695.9
International:
Finance & Risk	$104.1	$54.1	$211.4	$112.7
Sales & Marketing	59.6	12.3	122.2	25.3
Total International	$163.7	$66.4	$333.6	$138.0
Corporate and other:
Finance & Risk	$—	$(0.3)	$(2.3)	$(10.2)
Sales & Marketing	—	(1.8)	(2.5)	(9.3)
Total Corporate and other	$—	$(2.1)	$(4.8)	$(19.5)
Total Revenue:
Finance & Risk	$303.8	$247.6	$599.3	$489.1
Sales & Marketing	217.1	171.1	426.1	325.3
Total Revenue	$520.9	$418.7	$1,025.4	$814.4
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
Our Chief Executive Officer Anthony Jabbour also serves as the Chief Executive Officer of Black Knight. Stephen C. Daffron, co-founder of Motive Partners, was our President and Chief Operating Officer until May 2021. Additionally, William P. Foley II serves as Chairman of the Company’s board of directors, while continuing his role as Chairman of the board of directors of Cannae Holdings and Black Knight. Richard N. Massey, a member of the Company’s board of directors, serves as Chief Executive Officer and as a director of Cannae Holdings. Certain of our key employees have dual responsibilities among the Investor Consortium. Subsequent to the close of the IPO transaction, the above relationships remain the same.
In June 2021, we entered into a five-year agreement with Black Knight. Pursuant to the agreement, D&B will receive total data license fees of approximately $24 million over a five-year period. Also over the five-year period, Black Knight is engaged to provide certain products and data, as well as professional services for an aggregate fee of approximately $34 million. In addition, D&B and Black Knight will jointly market certain solutions and data. The agreement was approved by our Audit Committee. As a result, we recorded revenue of $3.2 million for both the three and six months ended June 30, 2021.

In November 2020, we entered into a consulting service agreement with Black Knight. The agreement is cancellable upon mutual agreement. Pursuant to the agreement, Black Knight provides the Company consulting services, in exchange for fees in an amount equal to Black Knight's cost plus ten percent markup. We recorded $0.2 million consulting fees to Black Knight for the six months ended June 30, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

In August 2019, the Company entered into a five-year lease agreement with Motive Partners related to the office space for the Company’s London sales office starting August 1, 2019. This lease was terminated in June 2020 with a termination fee of $0.1 million. We recorded total lease costs of $0.5 million and $1.1 million for the three and six months ended June 30, 2020, respectively.
In the normal course of business, we reimburse affiliates for certain travel costs incurred by Dun & Bradstreet Holdings, Inc. executives and board members. The amount included in Selling and Administrative Expenses was less than $0.1 million for the three and six months ended June 30, 2021, and $0.4 million for the six months ended June 30, 2020. In addition, we had a payable to affiliates of $0.5 million at June 30, 2020 related to services provided for the IPO transaction, which was netted against the IPO proceeds upon closing.

On January 1, 2020, the Company entered into a three-year service agreement with Trasimene Capital Management, LLC (the “Advisor”), an entity affiliated with Cannae Holdings, and controlled by Mr. Foley. The agreement is subject to renewal. Pursuant to the agreement, the Advisor provides the Company strategic advisory services, in exchange for transaction fees that are calculated based on 1% of the value of each transaction for which the Advisor performs services. Under the service agreement, the Company is also obligated to reimburse the reasonable and documented out-of-pocket expenses incurred by the Advisor. We incurred costs of $0.4 million for transaction fees to the Advisor for the three and six months ended June 30, 2020.

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

The following discussion and analysis of Dun & Bradstreet Holdings, Inc.’s financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report of Form 10-K filed with the Securities and Exchange Commission on February 25, 2021. References in this discussion and analysis to “the Company,” “Dun & Bradstreet,” “we,” “us” and “our” refer to Dun & Bradstreet Holdings, Inc. and its subsidiaries.
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
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the United Kingdom and Ireland ("U.K."), Northern Europe and Central Europe ("Europe"), Greater China, India and indirectly through our WWN alliances.
Historically our consolidated financial statements which have a year-end of December 31, reflected results of subsidiaries outside of North America on a one-month lag with a year-end of November 30. Effective January 1, 2021, we eliminated the one-month reporting lag for our subsidiaries outside of North America and aligned the year-end for all subsidiaries to December 31. The elimination of this reporting lag represented a change in accounting principle, which the Company believes to be preferable as it provides investors with the most current information. This change in accounting policy was applied retrospectively to all periods since February 8, 2019 ("Successor periods") after the Take-Private Transaction. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2020, and the Unaudited Condensed Consolidated Statement of Operations and comprehensive Income (Loss) for the three and six months ended June 30, 2020 have been recast to reflect this change in accounting policy. See Note 1 to the condensed consolidated financial statements for further discussion.

Recent Developments
Real Estate Acquisition
On June 30, 2021, we completed the purchase of an office building in Jacksonville, Florida for our new global headquarters office, with a purchase price of $76.6 million, paid in cash. The relocation of the headquarters is part of our strategic investment to grow the company.

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
COVID-19 Impact
The global coronavirus (“COVID-19”) pandemic has caused disruptions in supply chains, affecting workforce, production and sales across the world, leading to disruptions and volatility in the global financial markets and economy. Given the continuously evolving and unpredictable nature of the coronavirus, there remains considerable continuing uncertainty regarding the extent of the impact and the duration of the pandemic. The extent of the ultimate impact of COVID-19 on our operational and financial performance depends on the effect on our clients and vendors, all of which are uncertain at this time and cannot be predicted. Further discussion regarding the impact of the pandemic to our operations for the three and six months ended June 30, 2021 is provided within this MD&A section.
Since March 2020, substantially all of our employees have been working from home. Recently we have begun a process of re-opening certain offices in stages on a limited basis. We continue to follow the requirements and protocols published by the U.S. Centers for Disease Control, the World Health Organization and country, state and local governments. We continue to serve our clients with the high level of service they have come to expect from us. Our transition to working from home has been successful and has not significantly affected our operations.

While our results of operations, financial condition, and cash flows for the three and six months ended June 30, 2021 have not been materially affected, our Credibility business in our Finance & Risk business has been impacted by COVID-19 as discussed further within the revenue section of MD&A. In addition, we continue to experience longer collection cycles for certain groups of customers. As a result, we considered our current expectations of future economic conditions, including the impact of COVID-19, when estimating our allowance for doubtful accounts.
Given the economic conditions, we continue to carefully monitor the COVID-19 pandemic and its impact on our business including, but not limited to, implementing additional operational processes to monitor customer sales and collections, taking precautionary measures to ensure sufficient liquidity and adjusting operations to ensure business continuity. While our productivity and financial performance for the three and six months ended June 30, 2021 have not been impacted materially by the pandemic, the ultimate impact will be difficult to predict and depends on, among many factors, the duration of the pandemic, the speed and nature of recovery and its ultimate impact to our customers, vendors, and the financial markets. While near-term uncertainty caused by the COVID-19 pandemic remains, we expect to see improvements in market conditions generally as vaccines become more widely available. The timing and availability of vaccines will be different around the world, and therefore we believe the pace of the recovery will vary by geography depending on both vaccine distribution and other macroeconomic factors. We will remain flexible so that we can adjust to near-term uncertainties while we continue to move forward.
CARES Act
In response to liquidity issues that businesses are facing as a result of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act" or "Act") was signed into law on March 27, 2020 by the U.S. government. Among other relief, the Act provides assistance to businesses through the modification of rules related to net operating losses and interest expense deductions. Many of these modifications are designed to provide critical cash flow and liquidity to businesses during the COVID-19 pandemic, including allowing the amendment of prior tax returns to obtain tax refunds. The Act also allows for the deferral of 2020 employer FICA payroll taxes to 2021 and 2022 as well as delaying any federal tax payments due April 15, 2020 and June 15, 2020 until July 15, 2020. The Company utilized the relief opportunities provided by the Act. The application of the Act resulted in a net cash benefit of $98.4 million, for which we have recorded a tax benefit of $0.2 million and $0.6 million for the three and six months ended June 30, 2021, respectively, and a tax expense of $1.9 million and a tax benefit of $53.7 million for the three and six months ended June 30, 2020, respectively. We have also deferred 2020 FICA payroll tax payments of $9.5 million and expect to pay the entire amount in the third quarter of 2021.

Recent Accounting Pronouncements
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
• We provide Finance & Risk solutions that offer clients access to our most complete and up-to-date global information, comprehensive monitoring and portfolio analysis. We also provide various information reports that are consumed in a transactional manner across multiple platforms. Clients also use our services to manage supply chain risks and comply with anti-money laundering and global anti-bribery and corruption regulations.

• We generate our Sales & Marketing revenue by providing sophisticated analytics and solutions to help our clients increase revenue from new and existing customers, enabling sales and marketing professionals to accelerate sales, enhance go-to-market activity, engage clients in a meaningful way, close business faster and improve efficiency in advertising campaigns.

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

Results of Operations

GAAP Results (amounts in millions except per share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue	$520.9	$418.7	$1,025.4	$814.4
Operating expenses	167.3	136.8	328.2	275.4
Selling and administrative expenses	164.3	144.4	344.1	269.5
Depreciation and amortization	152.3	132.7	302.0	267.1
Restructuring charges	10.1	7.1	15.9	11.9
Operating costs	494.0	421.0	990.2	823.9
Operating income (loss)	26.9	(2.3)	35.2	(9.5)
Interest income	0.2	0.2	0.3	0.5
Interest expense	(48.0)	(78.0)	(96.9)	(161.0)
Other income (expense) - net	12.4	(122.9)	19.2	(33.6)
Non-operating income (expense) - net	(35.4)	(200.7)	(77.4)	(194.1)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(8.5)	(203.0)	(42.2)	(203.6)
Less: provision (benefit) for income taxes	43.0	(27.7)	33.2	(101.9)
Equity in net income of affiliates	0.7	0.6	1.3	1.3
Net income (loss)	(50.8)	(174.7)	(74.1)	(100.4)
Less: net (income) loss attributable to the non-controlling interest	(0.9)	(1.2)	(2.6)	(1.6)
Less: Dividends allocated to preferred stockholders	—	(32.1)	—	(64.1)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(51.7)	$(208.0)	$(76.7)	$(166.1)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.12)	$(0.66)	$(0.18)	$(0.53)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.12)	$(0.66)	$(0.18)	$(0.53)
Weighted average number of shares outstanding-basic	428.9	314.5	428.7	314.5
Weighted average number of shares outstanding-diluted	428.9	314.5	428.7	314.5

The table below sets forth our key performance measures for the periods indicated (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Non - GAAP Financial Measures
Adjusted revenue (a)	$520.9	$418.7	$1,030.0	$814.4
Organic revenue (a)	$435.2	$421.5	$855.6	$819.3
Adjusted EBITDA (a)	$198.3	$176.1	$384.0	$311.2
Adjusted EBITDA margin (a)	38.1%	42.1%	37.3%	38.2%
Adjusted net income (a)	$108.0	$81.2	$205.8	$130.7
Adjusted earnings per share (a)	$0.25	$0.26	$0.48	$0.42
(a) Including impact of deferred revenue purchase accounting adjustments:
Impact to adjusted revenue, organic revenue and adjusted EBITDA	$—	$(2.1)	$(0.2)	$(19.5)
Impact to adjusted EBITDA margin	—%	(0.3)%	—%	(1.5)%
Net impact to adjusted net income	$—	$(1.6)	$(0.2)	$(14.5)
Net impact to adjusted earnings per share	$—	$(0.01)	$—	$(0.05)
Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
GAAP revenue	$520.9	$418.7	$1,025.4	$814.4
Revenue adjustment due to the Bisnode acquisition close timing	—	—	4.6	—
Adjusted revenue (a)	$520.9	$418.7	$1,030.0	$814.4
Foreign currency impact	(1.7)	2.8	(2.7)	4.9
Adjusted revenue before the effect of foreign currency (a)	$519.2	$421.5	$1,027.3	$819.3
Net revenue from Bisnode acquisition - before the effect of foreign currency	(84.0)	—	(171.7)	—
Organic revenue - before the effect of foreign currency (a)	$435.2	$421.5	$855.6	$819.3

North America	$357.2	$354.4	$696.6	$695.9
International	163.7	66.4	333.6	138.0
Segment revenue	$520.9	$420.8	$1,030.2	$833.9
Corporate and other (a)	—	(2.1)	(0.2)	(19.5)
Foreign currency impact	(1.7)	2.8	(2.7)	4.9
Adjusted revenue before the effect of foreign currency (a)	$519.2	$421.5	$1,027.3	$819.3
Net revenue from Bisnode acquisition - before the effect of foreign currency	(84.0)	—	(171.7)	—
Organic revenue - before the effect of foreign currency (a)	$435.2	$421.5	$855.6	$819.3

(a) Including impact of deferred revenue purchase accounting adjustments	$—	$(2.1)	$(0.2)	$(19.5)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(51.7)	$(208.0)	$(76.7)	$(166.1)
Depreciation and amortization	152.3	132.7	302.0	267.1
Interest expense - net	47.8	77.8	96.6	160.5
(Benefit) provision for income tax - net	43.0	(27.7)	33.2	(101.9)
EBITDA	191.4	(25.2)	355.1	159.6
Other income (expense) - net	(12.4)	122.9	(19.2)	33.6
Equity in net income of affiliates	(0.7)	(0.6)	(1.3)	(1.3)
Net income (loss) attributable to non-controlling interest	0.9	1.2	2.6	1.6
Dividends allocated to preferred stockholders	—	32.1	—	64.1
Other incremental or reduced expenses and revenue from the application of purchase accounting and acquisitions	(4.2)	(4.9)	(4.9)	(9.8)
Equity-based compensation	7.1	25.1	14.7	28.9
Restructuring charges	10.1	7.1	15.9	11.9
Merger and acquisition-related operating costs	2.0	1.9	5.1	4.4
Transition costs	2.9	16.3	3.9	17.9
Legal expense associated with significant legal and regulatory matters	0.7	—	10.6	—
Asset impairment	0.5	0.2	1.5	0.3
Adjusted EBITDA	$198.3	$176.1	$384.0	$311.2

North America	$167.4	$170.4	$318.5	$314.9
International	42.6	20.0	94.1	44.0
Corporate and other (a)	(11.7)	(14.3)	(28.6)	(47.7)
Adjusted EBITDA (a)	$198.3	$176.1	$384.0	$311.2
Adjusted EBITDA Margin (a)	38.1%	42.1%	37.3%	38.2%
(a) Including impact of deferred revenue purchase accounting adjustments:
Impact to adjusted EBITDA	$—	$(2.1)	$(0.2)	$(19.5)
Impact to adjusted EBITDA margin	—%	(0.3)%	—%	(1.5)%

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(51.7)	$(208.0)	$(76.7)	$(166.1)
Dividends allocated to preferred stockholders	—	32.1	—	64.1
Incremental amortization of intangible assets resulting from the application of purchase accounting	133.0	117.5	265.1	237.6
Other incremental or reduced expenses and revenue from the application of purchase accounting and acquisitions	(4.2)	(4.9)	(4.9)	(9.8)
Equity-based compensation	7.1	25.1	14.7	28.9
Restructuring charges	10.1	7.1	15.9	11.9
Merger and acquisition-related operating costs	2.0	1.9	5.1	4.4
Transition costs	2.9	16.3	3.9	17.9
Legal expense and costs associated with significant legal and regulatory matters	0.7	—	10.6	—
Change in fair value of make-whole derivative liability	—	102.6	—	32.8
Asset impairment	0.5	0.2	1.5	0.3
Merger and acquisition-related non-operating costs	—	—	2.3	—
Debt refinancing and extinguishment costs	—	41.3	1.1	48.3
Tax impact of the CARES Act	(0.3)	1.9	(0.7)	(53.7)
Tax effect of the non-GAAP adjustments	7.9	(51.9)	(32.1)	(85.9)
Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (a)	$108.0	$81.2	$205.8	$130.7
Adjusted diluted earnings (loss) per share of common stock	$0.25	$0.26	$0.48	$0.42
Weighted average number of shares outstanding - diluted	429.1	314.5	429.1	314.5

(a) Including impact of deferred revenue purchase accounting adjustments:
Pre-tax impact	$—	$(2.1)	$(0.2)	$(19.5)
Tax impact	—	0.5	—	5.0
Net impact to adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$—	$(1.6)	$(0.2)	$(14.5)
Net impact to adjusted diluted earnings (loss) per share of common stock	$—	$(0.01)	$—	$(0.05)

Revenue
Three months ended June 30, 2021 versus Three months ended June 30, 2020
Total revenue and adjusted revenue were $520.9 million for the three months ended June 30, 2021, compared to $418.7 million for the three months ended June 30, 2020, an increase of $102.2 million, or 24% (23% before the effect of foreign exchange). Excluding the impact of foreign exchange of $4.5 million, the increase in revenue of $97.7 million was largely due to the net impact of the Bisnode acquisition contributing net revenue of $84.0 million.
Excluding the net impact of the Bisnode acquisition, total organic revenue increased $13.7 million, or 3%, primarily reflecting growth in our business. The changes in revenue are discussed further in the segment level discussion below.
Six months ended June 30, 2021 versus Six months ended June 30, 2020
Total revenue was $1,025.4 million for the six months ended June 30, 2021, compared to $814.4 million for the six months ended June 30, 2020, an increase of $211.0 million, or 26% (25% before the effect of foreign exchange). Excluding the impact of foreign exchange of $7.6 million, the increase in revenue of $203.4 million was largely due to the net impact of the Bisnode acquisition which contributed net revenue of $171.7 million. Adjusted revenue increased $215.6 million, or 26% (25% before the effect of foreign exchange) for the six months ended June 30, 2021, compared to the prior year period.
Excluding the net impact of the Bisnode acquisition, total organic revenue increased $36.3 million, or 4%, primarily reflecting growth in our business and the net impact of deferred revenue purchase accounting adjustment of $19.3 million. The changes in revenue are discussed further in the segment level discussion below.

Revenue by segment was as follows (in millions):

	Three months ended June 30,				Six months ended June 30,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
North America:
Finance & Risk	$199.7	$193.8	$5.9	3%	$390.2	$386.6	$3.6	1%
Sales & Marketing	157.5	160.6	(3.1)	(2)%	306.4	309.3	(2.9)	(1)%
Total North America	$357.2	$354.4	$2.8	1%	$696.6	$695.9	$0.7	—%
International:
Finance & Risk	$104.1	$54.1	$50.0	92%	$211.4	$112.7	$98.7	88%
Sales & Marketing	59.6	12.3	47.3	383%	122.2	25.3	96.9	383%
Total International	$163.7	$66.4	$97.3	147%	$333.6	$138.0	$195.6	142%
Corporate and other:
Finance & Risk	$—	$(0.3)	$0.3	**	$(2.3)	$(10.2)	$7.9	**
Sales & Marketing	—	(1.8)	1.8	**	(2.5)	(9.3)	6.8	**
Total Corporate and other	$—	$(2.1)	$2.1	**	$(4.8)	$(19.5)	$14.7	**
Total Revenue:
Finance & Risk	$303.8	$247.6	$56.2	23%	$599.3	$489.1	$110.2	23%
Sales & Marketing	217.1	171.1	46.0	27%	426.1	325.3	100.8	31%
Total Revenue	$520.9	$418.7	$102.2	24%	$1,025.4	$814.4	$211.0	26%

** Not meaningful

North America Segment
For the three months ended June 30, 2021, North America revenue increased $2.8 million, or 1% (both after and before the effect of foreign exchange) compared to the three months ended June 30, 2020. North America revenue was negatively impacted by the acquisition of Bisnode with post acquisition sales treated as intercompany revenue. Excluding the positive impact of foreign exchange of $0.9 million and the negative impact of the Bisnode acquisition of $1.3 million, North America organic revenue increased $3.2 million, or 1%. See further discussion below on revenue by solutions.
For the six months ended June 30, 2021, North America revenue increased $0.7 million, or less than 1% (decreased less than 1% before the effect of foreign exchange) compared to the six months ended June 30, 2020. North America revenue was negatively impacted by the acquisition of Bisnode with post acquisition sales treated as intercompany revenue. Excluding the positive impact of foreign exchange of $1.3 million and the negative impact of the Bisnode acquisition of $2.5 million, North America organic revenue increased $1.9 million, or less than 1%. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended June 30, 2021, North America Finance & Risk revenue increased $5.9 million, or 3% (both after and before the effect of foreign exchange) compared to the three months ended June 30, 2020. Excluding the positive impact of foreign exchange of $0.6 million and the negative impact of $1.1 million related to the Bisnode acquisition, organic revenue increased $6.4 million, or 3% largely due to growth from our Risk and Compliance solutions and Finance solutions primarily attributable to new business and higher customer spend.
For the six months ended June 30, 2021, North America Finance & Risk revenue increased $3.6 million, or 1% (both after and before the effect of foreign exchange) compared to the six months ended June 30, 2020. Excluding the positive impact of foreign exchange of $1.0 million and the negative impact of $2.2 million related to the Bisnode acquisition, organic revenue increased $4.8 million, or 1% primarily due to a net increase in revenue across our Risk and Compliance solutions of approximately $7 million largely attributable to new business partially offset by lower revenue of approximately $3 million mainly attributable to the impact of COVID-19.

Sales & Marketing
For the three months ended June 30, 2021, North America Sales & Marketing revenue decreased $3.1 million, or 2% (both after and before the effect of foreign exchange) compared to the three months ended June 30, 2020. Excluding the positive impact of foreign exchange of $0.3 million and the negative impact of $0.2 million related to the Bisnode acquisition, organic revenue decreased $3.2 million, or 2% primarily driven by lower royalty revenue of approximately $4 million from the Data.com legacy partnership, partially offset by a net increase in revenue across our Sales & Marketing solutions of approximately $1 million largely attributable to higher data sales.
For the six months ended June 30, 2021, North America Sales & Marketing revenue decreased $2.9 million, or 1% (both after and before the effect of foreign exchange) compared to the six months ended June 30, 2020. Excluding the positive impact of foreign exchange of $0.3 million and the negative impact of $0.3 million related to the Bisnode acquisition, organic revenue decreased $2.9 million, or 1% primarily driven by lower royalty revenue of approximately $9 million from the Data.com legacy partnership, partially offset by a net increase in revenue across our Sales & Marketing solutions of approximately $6 million largely attributable to higher data sales.

International Segment
For the three months ended June 30, 2021, International revenue increased $97.3 million, or 147% (137% before the effect of foreign exchange) compared to the three months ended June 30, 2020. Excluding the positive impact of foreign exchange of $3.5 million, increased revenue of $93.8 million was primarily due to the net impact of the Bisnode acquisition which contributed revenue of $85.3 million. Excluding the net impact of the Bisnode acquisition, International organic revenue increased $8.5 million, or 13%. See further discussion below on revenue by solutions.
For the six months ended June 30, 2021, International revenue increased $195.6 million, or 142% (134% before the effect of foreign exchange) compared to the six months ended June 30, 2020. Excluding the positive impact of foreign exchange of $6.1 million, increased revenue of $189.5 million was primarily due to the net impact of the Bisnode acquisition which contributed revenue of $174.2 million. Excluding the net impact of the Bisnode acquisition, International organic revenue increased $15.3 million, or 11%. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended June 30, 2021, International Finance & Risk revenue increased $50.0 million, or 92% (85% before the effect of foreign exchange) compared to the three months ended June 30, 2020. Excluding the positive impact of foreign exchange of $2.9 million, the $47.1 million increase in revenue was primarily driven by net revenue of $41.3 million due to the acquisition of Bisnode. Excluding the impact of Bisnode acquisition, organic revenue from International Finance & Risk solutions increased $5.8 million, or 10%, driven by the growth across all markets, including higher revenue of approximately $3 million from WWN alliances due to higher cross border data fees and royalties and higher revenue from our U.K. market of approximately $2 million attributable to growth from D&B Credit.
For the six months ended June 30, 2021, International Finance & Risk revenue increased $98.7 million, or 88% (81% before the effect of foreign exchange) compared to the six months ended June 30, 2020. Excluding the positive impact of foreign exchange of $5.0 million, the $93.7 million increase in revenue was primarily driven by net revenue of $83.7 million due to the acquisition of Bisnode. Excluding the impact of Bisnode acquisition, organic revenue from International Finance & Risk solutions increased $10.0 million, or 9%, driven by the growth across all markets, including higher revenue of approximately $5 million from WWN alliances due to higher cross border data fees and product royalties and higher revenue of approximately $4 million across our U.K. and Greater China markets attributable to growth from D&B Credit and a variety of Risk and Compliance solutions.

Sales and Marketing
For the three months ended June 30, 2021, International Sales & Marketing revenue increased $47.3 million, or 383% (366% before the effect of foreign exchange) compared to the three months ended June 30, 2020. Excluding the positive impact of foreign exchange of $0.6 million, the $46.7 million increase in revenue was primarily driven by net revenue of $44.0 million due to the acquisition of Bisnode. Excluding the impact of the Bisnode acquisition, organic revenue from International Sales and Marketing solutions increased $2.7 million, or 22%, attributable to higher revenue from API offerings across our U.K. and Greater China markets of approximately $2 million and increased revenue from WWN product royalties of approximately $1 million.

For the six months ended June 30, 2021, International Sales & Marketing revenue increased $96.9 million, or 383% (368% before the effect of foreign exchange) compared to the six months ended June 30, 2020. Excluding the positive impact of foreign exchange of $1.1 million, the $95.8 million increase in revenue was primarily driven by net revenue of $90.5 million due to the acquisition of Bisnode. Excluding the impact of the Bisnode acquisition, organic revenue from International Sales and Marketing solutions increased $5.3 million, or 20%, attributable to higher revenue from API offerings across our U.K. and Greater China markets of approximately $3 million and increased revenue from WWN product royalties of approximately $1 million.
Consolidated Operating Costs
Consolidated operating costs were as follows (in millions):

	Three months ended June 30,				Six months ended June 30,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Operating expenses	$167.3	$136.8	$30.5	22%	$328.2	$275.4	$52.8	19%
Selling and administrative expenses	164.3	144.4	19.9	14%	344.1	269.5	74.6	28%
Depreciation and amortization	152.3	132.7	19.6	15%	302.0	267.1	34.9	13%
Restructuring charge	10.1	7.1	3.0	43%	15.9	11.9	4.0	34%
Operating costs	$494.0	$421.0	$73.0	17%	$990.2	$823.9	$166.3	20%
Operating income (loss)	$26.9	$(2.3)	$29.2	1281%	$35.2	$(9.5)	$44.7	472%

Operating Expenses
Operating expenses were $167.3 million for the three months ended June 30, 2021, an increase of $30.5 million, or 22%, compared to the three months ended June 30, 2020, primarily due to increased costs of $31.1 million from the acquisition of Bisnode, which closed on January 8, 2021. Excluding the impact of the Bisnode acquisition, operating expenses decreased $0.6 million, or less than 1% for the three months ended June 30, 2021, compared to the prior year quarter, primarily due to an infrastructure related one-time transition cost of approximately $8 million in the prior year quarter, partially offset by higher costs of approximately $7 million in the current year quarter primarily related to data processing costs.
Operating expenses were $328.2 million for the six months ended June 30, 2021, an increase of $52.8 million, or 19%, compared to the six months ended June 30, 2020, primarily due to increased costs of $62.1 million from the acquisition of Bisnode, which closed on January 8, 2021. Excluding the impact of the Bisnode acquisition, operating expenses decreased $9.3 million, or 3% for the six months ended June 30, 2021, compared to the prior year period, primarily due to an infrastructure related one-time transition cost of approximately $8 million in the prior year period and lower net personnel costs of approximately $7 million, partially offset by higher data and data processing fees of approximately $5 million.
Selling and Administrative Expenses
Selling and administrative expenses were $164.3 million for the three months ended June 30, 2021, an increase of $19.9 million, or 14%, compared to the three months ended June 30, 2020, primarily due to increased costs of $40.0 million from the acquisition of Bisnode. Excluding the impact of the Bisnode acquisition, selling and administrative expenses decreased $20.1 million, or 14%, primarily attributable to lower equity-based compensation of approximately $18 million due to stock options granted in the prior year quarter in connection with the IPO.
Selling and administrative expenses were $344.1 million for the six months ended June 30, 2021, an increase of $74.6 million, or 28%, compared to the six months ended June 30, 2020, primarily due to increased costs of $78.4 million from the acquisition of Bisnode. Excluding the impact of the Bisnode acquisition, selling and administrative expenses decreased $3.8 million, or 1%, primarily due to lower net personnel costs of approximately $11 million driven by lower equity-based compensation related to stock options granted in connection with the IPO in the prior year period and lower costs of approximately $9 million resulting from ongoing cost management efforts primarily related to travel, office equipment and occupancy costs. The above-mentioned lower costs were partially offset by higher legal costs of approximately $11 million related to an ongoing regulatory matter and higher public company costs of approximately $4 million.
Depreciation and Amortization

Depreciation and amortization expenses were $152.3 million for the three months ended June 30, 2021, an increase of $19.6 million, or 15%, compared to the three months ended June 30, 2020, primarily due to additional amortization related to the increase in the carrying values of amortizable intangible assets after the application of purchase accounting in connection with the Bisnode acquisition on January 8, 2021.
Depreciation and amortization expenses were $302.0 million for the six months ended June 30, 2021, an increase of $34.9 million, or 13%, compared to the six months ended June 30, 2020, primarily due to additional amortization related to the increase in the carrying values of amortizable intangible assets after the application of purchase accounting in connection with the Bisnode acquisition on January 8, 2021.

Restructuring Charge
Restructuring charges were $10.1 million for the three months ended June 30, 2021, an increase of $3.0 million, or 43%, compared to the three months ended June 30, 2020. Higher restructuring charges in the three months ended June 30, 2021 were primarily related to initiatives in our International businesses to improve operational performance and profitability.
Restructuring charges were $15.9 million for the six months ended June 30, 2021, an increase of $4.0 million, or 34%, compared to the six months ended June 30, 2020. Higher restructuring charges in the six months ended June 30, 2021 were primarily related to initiatives in our International businesses to improve operational performance and profitability.

Operating Income (Loss)
Consolidated operating income was $26.9 million for the three months ended June 30, 2021, an improvement of $29.2 million, or 1281%, compared to the three months ended June 30, 2020. The improvement in operating income was partially attributable to the acquisition of Bisnode, which contributed $4.0 million to the current year quarter. Excluding the impact of Bisnode acquisition, operating income improved $25.2 million, or 1107% for the three months ended June 30, 2021, primarily driven by lower net personnel costs of approximately $20 million largely attributable to lower equity-based compensation related to stock options granted in the prior year quarter in connection with the IPO.
Consolidated operating income was $35.2 million for the six months ended June 30, 2021, an improvement of $44.7 million, or 472%, compared to the six months ended June 30, 2020. The improvement in operating income was partially attributable to the acquisition of Bisnode, which contributed $11.2 million to the current year period. Excluding the impact of Bisnode acquisition, operating income improved $33.5 million, or 353% for the six months ended June 30, 2021, primarily due to higher revenue of $19.3 million in the current year period attributable to the net impact of lower deferred revenue adjustments. Also contributing to the improvement in operating income were lower net personnel costs of approximately $18 million attributable to lower equity-based compensation related to stock options granted in the prior year period in connection with the IPO, lower costs of approximately $9 million resulting from ongoing cost management efforts primarily related to travel, office equipment and occupancy costs and lower costs of approximately $8 million for an infrastructure related one-time transition cost in the prior year quarter. The above-mentioned lower costs were partially offset by higher costs of approximately $11 million driven by higher legal costs related to an ongoing regulatory matter and higher public company costs of approximately $4 million.
Adjusted EBITDA and adjusted EBITDA margin by segment was as follows (amounts in millions):

	Three months ended June 30,					Six months ended June 30,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)		2021	2020	$ Increase (Decrease)	% Increase (Decrease)
North America:
Adjusted EBITDA	$167.4	$170.4	$(3.0)	(2)%		$318.5	$314.9	$3.6	1%
Adjusted EBITDA margin	46.9%	48.1%		(120)	bps	45.7%	45.2%		50	bps
International:
Adjusted EBITDA	$42.6	$20.0	$22.6	113%		$94.1	$44.0	$50.1	114%
Adjusted EBITDA margin	26.0%	30.1%		(410)	bps	28.2%	31.9%		(370)	bps
Corporate and other:
Adjusted EBITDA	$(11.7)	$(14.3)	$2.6	17%		$(28.6)	$(47.7)	$19.1	40%
Consolidated total:
Adjusted EBITDA	$198.3	$176.1	$22.2	13%		$384.0	$311.2	$72.8	23%
Adjusted EBITDA margin	38.1%	42.1%		(400)	bps	37.3%	38.2%		(90)	bps

Consolidated
Consolidated adjusted EBITDA was $198.3 million for the three months ended June 30, 2021, an increase of $22.2 million, or 13%, compared to the three months ended June 30, 2020. Consolidated adjusted EBITDA margin was 38.1% for the three months ended June 30, 2021 compared to 42.1% for the prior year quarter, a decrease of 400 basis points. Adjusted EBITDA was impacted by the Bisnode acquisition completed on January 8, 2021. Excluding the net impact of the Bisnode acquisition, consolidated adjusted EBITDA margin was 40.8% for the three months ended June 30, 2021, a decrease of 130 basis points compared to the prior year quarter, primarily driven by the impact of increased costs largely attributable to higher data and data processing costs, higher commissions and higher public company costs, partially offset by the impact of revenue growth.
Consolidated adjusted EBITDA was $384.0 million for the six months ended June 30, 2021, an increase of $72.8 million, or 23%, compared to the six months ended June 30, 2020. Consolidated adjusted EBITDA margin was 37.3% for the six months ended June 30, 2021 compared to 38.2% for the prior year period, a decrease of 90 basis points. Adjusted EBITDA was impacted by the Bisnode acquisition completed on January 8, 2021. Excluding the net impact of the Bisnode acquisition, consolidated adjusted EBITDA margin was 40.0% for the six months ended June 30, 2021, an improvement of 180 basis points compared to the prior year period, primarily due to the lower net purchase accounting deferred revenue adjustments of $19.3 million which had an impact of 150 basis points on the year over year margin improvement. The remaining improvement in the adjusted EBITDA margin for the underlying business was primarily driven by revenue growth largely in our International businesses and lower costs resulting from ongoing cost management efforts primarily related to travel, office equipment and occupancy costs, partially offset by higher data processing fees and higher public company costs.
North America Segment
North America adjusted EBITDA was $167.4 million for the three months ended June 30, 2021, a decrease of $3.0 million, or 2%, compared to the three months ended June 30, 2020. Adjusted EBITDA margin was 46.9% for the three months ended June 30, 2021, compared to 48.1% for the prior year quarter, a decrease of 120 basis points. The decrease in adjusted EBITDA and adjusted EBITDA margin was primarily due to higher data processing costs and higher commissions, partially offset by revenue growth and lower costs resulting from ongoing cost management.
North America adjusted EBITDA was $318.5 million for the six months ended June 30, 2021, an increase of $3.6 million, or 1%, compared to the six months ended June 30, 2020. Adjusted EBITDA margin was 45.7% for the six months ended June 30, 2021 compared to 45.2% for the prior year period, an increase of 50 basis points. The improvement in adjusted EBITDA and adjusted EBITDA margin was primarily due to lower costs resulting from ongoing cost management and revenue growth, partially offset by higher data processing fees.

International Segment
International adjusted EBITDA was $42.6 million for the three months ended June 30, 2021, an increase of $22.6 million, or 113%, compared to the three months ended June 30, 2020. Adjusted EBITDA margin was 26.0% for the three months ended June 30, 2021 compared to 30.1% for the prior year quarter, a decrease of 410 basis points. Both the increase in adjusted EBITDA and the decrease of adjusted EBITDA margin was primarily due to the net impact of the Bisnode acquisition completed on January 8, 2021. Excluding the net impact of the Bisnode acquisition, International adjusted EBITDA margin was 28.9% for the three months ended June 30, 2021, a decrease of 120 basis points. The decrease in adjusted EBITDA margin was primarily due to higher data costs and net personnel costs, partially offset by revenue growth across our International businesses.
International adjusted EBITDA was $94.1 million for the six months ended June 30, 2021, an increase of $50.1 million, or 114%, compared to the six months ended June 30, 2020. Adjusted EBITDA margin was 28.2% for the six months ended June 30, 2021, compared to 31.9% for the prior year period, a decrease of 370 basis points. Both the increase in adjusted EBITDA and the decrease of adjusted EBITDA margin was primarily due to the net impact of the Bisnode acquisition completed on January 8, 2021. Excluding the net impact of the Bisnode acquisition, International adjusted EBITDA margin was 33.4% for the six months ended June 30, 2021, an improvement of 150 basis points. The improvement was primarily due to revenue growth across our International businesses, partially offset by higher data costs and net personnel costs.
Corporate and Other
Corporate adjusted EBITDA was a loss of $11.7 million for the three months ended June 30, 2021, an improvement of $2.6 million, or 17%, compared to the three months ended June 30, 2020. The improvement was primarily due to lower personnel costs in the current year quarter, partially offset by higher public company costs.
Corporate adjusted EBITDA was a loss of $28.6 million for the six months ended June 30, 2021, an improvement of $19.1 million, or 40%, compared to the six months ended June 30, 2020. The improvement was primarily due to the net impact of lower purchase accounting deferred revenue adjustments of $19.3 million.

Interest Income (Expense) — Net
Interest income (expense) – net was as follows (in millions):

	Three months ended June 30,				Six months ended June 30,
	2021	2020	$ Favorable (Unfavorable)	% (Favorable) Unfavorable	2021	2020	$ Favorable (Unfavorable)	% (Favorable) Unfavorable
Interest income	$0.2	$0.2	$—	—%	$0.3	$0.5	$(0.2)	(42)%
Interest expense	(48.0)	(78.0)	30.0	38%	(96.9)	(161.0)	64.1	40%
Interest income (expense) – net	$(47.8)	$(77.8)	$30.0	39%	$(96.6)	$(160.5)	$63.9	40%

Interest expense decreased $30.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to lower interest rates resulting from Term Loan repricing and lower LIBOR in the three months ended June 30, 2021. In addition, we had less debt outstanding during the three months ended June 30, 2021. See Note 5 for further discussion.
Interest expense decreased $64.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to lower interest rates resulting from Term Loan repricing and lower LIBOR in the six months ended June 30, 2021. In addition, we had less debt outstanding during the six months ended June 30, 2021.
Other Income (Expense) — Net
Other income (expense) - net was as follows (in millions):

	Three months ended June 30,				Six months ended June 30,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Non-operating pension income (expense)	$13.6	$11.5	$2.1	18%	$27.1	$23.0	$4.1	18%
Change in fair value of make-whole derivative liability	—	(102.6)	102.6	(100)%	—	(32.8)	32.8	(100)%
Partial debt redemption premium	—	(30.8)	30.8	(100)%	—	(30.8)	30.8	(100)%
Miscellaneous other income (expense) – Net	(1.2)	(1.0)	(0.2)	20%	(7.9)	7.0	(14.9)	213%
Other income (expense) – net	$12.4	$(122.9)	$135.3	110%	$19.2	$(33.6)	$52.8	157%
Non-operating pension income (expense) was income of $13.6 million for the three months ended June 30, 2021 compared to income of $11.5 million for the three months ended June 30, 2020, an increase of $2.1 million, primarily due to lower interest costs in the current year period.
Non-operating pension income (expense) was income of $27.1 million for the six months ended June 30, 2021 compared to income of $23.0 million for the six months ended June 30, 2020, an increase of $4.1 million, primarily due to lower interest costs in the current year period.
The change in fair value of make-whole derivative liability relates to the valuation of a derivative bifurcated in accordance with GAAP from the Series A Preferred Stock that was issued in February 2019 to finance the Take-Private Transaction. Beginning in November 2019, we determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable before its maturity date of November 8, 2021, which would trigger a make-whole payment. We recorded a loss of $102.6 million and $32.8 million during the three months and six months ended June 30, 2020, respectively, to adjust the fair value of the make-whole derivative liability based on management’s estimate of probability and timing of the triggering event associated with the make-whole derivative liability. Upon the closing of the IPO on July 6, 2020, we redeemed all of the outstanding Series A Preferred Stock as required by the Certificate of Designation. In addition, we made the total make-whole payment of $205.2 million.

The change in miscellaneous other income (expense) - net of $14.9 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily driven by higher foreign exchange gains in the prior year period.
Provision for Income Taxes
The effective tax rate for the three months ended June 30, 2021 was (509.1)%, reflecting tax expense of $43.0 million on a pre-tax loss of $8.5 million, compared to 13.6% for the three months ended June 30, 2020, reflecting a tax benefit of $27.7 million on a pre-tax loss of $203.0 million. The effective tax rate for the three months ended June 30, 2021 was negatively impacted by an increase in our net deferred tax liabilities as a result of a state tax apportionment change relating to the purchase of a building in Florida for the relocation of our corporate headquarters and an enacted tax rate change in the U.K. The effective tax rate for the three months ended June 30, 2020 was negatively impacted by a non-deductible expense associated with the fair value adjustment related to the Series A Preferred Stock make-whole derivative liability.

The effective tax rate for the six months ended June 30, 2021 was (78.8)%, reflecting tax expense of $33.2 million on a pre-tax loss of $42.2 million, compared to 50.2% for the six months ended June 30, 2020, reflecting a tax benefit of $101.9 million on a pre-tax loss of $203.6 million. The effective tax rate for the six months ended June 30, 2021 was negatively impacted by an increase in our net deferred tax liabilities as a result of a state tax apportionment change relating to the purchase of a building in Florida for the relocation of our corporate headquarters and an enacted tax rate change in the U.K. The effective tax rate for the six months ended June 30, 2020 was positively impacted by the $53.7 million net benefit resulting from the enactment of The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act” or the “Act”) which allowed for the carryback of federal net operating losses arising in 2018, 2019 or 2020 to each of the five preceding years for which the corporate tax rate for certain years was 35%, as compared to the current 21% tax rate. The aforementioned benefit was partially offset by the impact of non-deductible expense associated with the fair value adjustment related to the Series A Preferred Stock make-whole derivative liability.

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $51.7 million and $208.0 million, for the three months ended June 30, 2021 and 2020, respectively. The improvement of $156.3 million for the three months ended June 30, 2021 compared to the prior year period was primarily due to:

•a change in fair value of the make-whole derivative liability loss of $102.6 million recorded in the prior year quarter in connection with the make-whole provision for the Series A Preferred Stock;
•preferred dividends of $32.1 million included in the prior year period;
•call premium expense of $30.8 million in the prior year period for the partial redemption of our 10.250% Senior Unsecured Notes;
•lower interest expense of $30.0 million primarily due to lower interest rates and lower debt balances in the current year period; and
•improvement in operating income (loss) of $29.2 million in the current year period largely driven by lower net personnel costs of approximately $20 million attributable to lower equity-based compensation related to stock options granted in the prior year quarter in connection with the IPO and the impact of the Bisnode acquisition. See further detail discussed within the operating income (loss) section of the MD&A;

partially offset by

•higher tax provision of $70.7 million recognized in the current year period largely driven by changes in state apportionment and the enactment of the U.K. tax rate increase.

Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $76.7 million and $166.1 million, for the six months ended June 30, 2021 and 2020, respectively. The improvement of $89.4 million for the six months ended June 30, 2021 compared to the prior year period was primarily due to:

•preferred dividends of $64.1 million included in the prior year period;
•lower interest expense of $64.1 million primarily due to lower interest rates and lower debt balances in the current year period;
•improvement in operating income (loss) of $44.7 million in the current year period largely due to lower net deferred revenue purchase accounting adjustments of $19.3 million and the impact of the Bisnode acquisition. Also contributing to the improvement in operating income were lower net personnel costs of approximately $18 million attributable to lower equity-based compensation related to stock options granted in the prior year period in connection with the IPO and lower costs of approximately $4 million resulting from ongoing cost management efforts primarily related to travel, office equipment and occupancy costs, partially offset by higher costs of approximately $11 million driven by higher legal costs related to an ongoing regulatory matter. See further detail discussed within the operating income (loss) section of the MD&A;
•a change in fair value of the make-whole derivative liability loss of $32.8 million recorded in the prior year period in connection with the make-whole provision for the Series A Preferred Stock; and
•call premium expense of $30.8 million in the prior year period for the partial redemption of our 10.250% Senior Unsecured Notes;

partially offset by

•higher tax expense of $135.1 million recognized in the current year period largely driven by changes in state apportionment and the enactment of the U.K. tax rate increase. Also contributing to the increase in tax expense was the higher benefit in the prior year period due to the enactment of CARES Act; and
•higher foreign exchange loss of approximately $13 million in the current year period.

Adjusted Net Income and Adjusted Diluted Earnings Per Share
Adjusted net income was $108.0 million for the three months ended June 30, 2021 compared to $81.2 million for the prior year period, an increase of $26.8 million, or 33%. Adjusted diluted earnings per share was $0.25 for the three months ended June 30, 2021 compared to $0.26 for the prior year period, a decrease of $0.01 per share, or 4%. The increase of adjusted net income was primarily driven by the net profit contribution from the acquisition of Bisnode, partially offset by higher data processing costs and commissions. The decrease in adjusted diluted earnings per share was driven by the increased number of shares of common stock outstanding at June 30, 2021, primarily due to additional shares issued in connection with the IPO and concurrent private placement in July 2020.
Adjusted net income was $205.8 for the six months ended June 30, 2021 compared to $130.7 million for the prior year period, an increase of $75.1 million, or 57%. Adjusted net earnings per share was $0.48 for the six months ended June 30, 2021 compared to $0.42 for the prior year period, an increase of $0.06 per share, or 14%. The increase was primarily driven by the net impact of lower deferred revenue adjustment in the current year period, the net profit contribution from the acquisition of Bisnode, revenue growth primarily across our International businesses and lower costs resulting from ongoing cost management efforts mainly related to travel, office equipment and occupancy costs, partially offset by higher data processing fees.

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

On June 30, 2021, we completed the purchase of an office building in Jacksonville, Florida for our new global headquarters office, with a purchase price of $76.6 million, paid with cash on hand. We expect to receive incentives and tax credits from state and local governments over a period of time upon meeting job creation and capital investment requirements. In addition, we expect to receive rental income of approximately $14 million from the existing tenant in the building over the next 10 years. The relocation of the headquarters is part of our strategic investment to grow the company.

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
The COVID-19 global pandemic has caused disruptions in the economy and volatility in the financial markets, and considerable uncertainty regarding its duration and the speed of recovery. The extent of the ultimate impact of the COVID-19 global pandemic on our operations and financial performance depends on the effects on our clients and vendors, which continues to be uncertain at this time and cannot be predicted. Given the current economic condition, we have been carefully monitoring the COVID-19 global pandemic and its impact on our business including, but not limited to, implementing additional operational processes to monitor client sales and collections, taking precautionary measures to ensure sufficient liquidity, and adjusting operations to ensure business continuity. While our productivity and financial performance for the three and six months ended June 30, 2021 have not been impacted materially by the pandemic, the ultimate impact will be difficult to predict, and depends on, among many factors, the duration of the pandemic and its ultimate impact to our clients, vendors, and the financial markets.

In response to liquidity issues that businesses are facing as a result of the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020, by the U.S. government. Among many other reliefs, the Act provides assistance to businesses through the modification of rules related to net operating losses and interest expense deductions. Many of these modifications are designed to provide critical cash flow and liquidity to businesses during the COVID-19 pandemic, including allowing the amendment of prior tax returns to obtain tax refunds. The Act also allows for the deferral of 2020 employer FICA payroll taxes to 2021 and 2022 as well as delaying any federal tax payments due April 15, 2020 and June 15, 2020 until July 15, 2020. The Company has utilized these relief opportunities provided by the Act. The application of the Act resulted in a net income tax cash benefit of approximately $98.4 million. As of June 30, 2021, we received $66.2 million of the $98.4 million due to us. We have also deferred 2020 FICA payroll tax payments of $9.5 million and expect to pay the entire amount in the third quarter of 2021.
As of June 30, 2021, we had cash and cash equivalents of $177.6 million, of which $166.6 million was held by our foreign operations. We intend to reinvest indefinitely all earnings post 2017 from our China and India subsidiaries. Cash held in our China and India operations was a total of $57.8 million as of June 30, 2021.
Sources and Uses of Cash
Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$292.5	$127.7
Net cash provided by (used in) investing activities	(749.0)	(68.5)
Net cash provided by (used in) financing activities	281.4	(48.7)
Total cash provided during the period before the effect of exchange rate changes	$(175.1)	$10.5

Cash Provided by (Used in) Operating Activities
Higher operating cash flows in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily driven by the lower interest payment of $48.2 million in the current year period as a result of our efforts to reduce debt and lower bonus payments of approximately $39 million. Also contributing to the increased operating cash flow was the higher net tax refund of approximately $23.8 million in the current year period as a result of the cash benefit of $66.2 million received due to the application of the CARES Act, partially offset by higher tax payments in the current year period due to payment deadline relief granted by the U.S. government in the prior year period allowing delay of tax payments to July 15, 2020. The remaining increase in operating cash flows was primarily due to higher business activities in the current year period as the economy gradually recovers from the COVID pandemic.

Cash Provided by (Used in) Investing Activities
Higher net cash used in investing activities for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily driven by the higher net payment for acquisitions of $601.2 million in the current year period, payments of $76.6 million for the purchase of an office building in Jacksonville, Florida for our new global headquarters office, and higher payment of $28.4 million for software development, partially offset by higher cash settlements of $25.2 million received for foreign currency contracts.
Cash Provided by (Used in) Financing Activities
The increase in net cash provided by financing activities during the six months ended June 30, 2021, compared to net cash provided by financing activities in the six months ended June 30, 2020, was primarily related to higher net proceeds of $267.7 million from borrowings in the current year period mainly due to the draw-down of the Incremental Term Loan and the non-recurring preferred dividends of $64.1 million in the prior year period.

Below is a summary of our borrowings as of June 30, 2021 and December 31, 2020 (in millions):

		June 30, 2021			December 31, 2020
	Maturity	Principal Amount	Debt Issuance Costs and Discount	Carrying Value	Principal Amount	Debt Issuance Costs and Discount	Carrying Value
Debt Maturing Within One Year:
New Term Loan Facility		$28.1	$—	$28.1	$25.3	$—	$25.3
Total short-term debt		$28.1	$—	$28.1	$25.3	$—	$25.3

Debt Maturing After One Year:
New Term Loan Facility	February 8, 2026	$2,768.9	$72.2	$2,696.7	$2,485.7	$77.1	$2,408.6
New Revolving Facility	September 11, 2025	—	—	—	—	—	—
6.875% New Senior Secured Notes	August 15, 2026	420.0	7.5	412.5	420.0	8.2	411.8
10.250% New Senior Unsecured Notes	February 15, 2027	450.0	13.4	436.6	450.0	14.6	435.4
Total long-term debt		$3,638.9	$93.1	$3,545.8	$3,355.7	$99.9	$3,255.8
Total debt		$3,667.0	$93.1	$3,573.9	$3,381.0	$99.9	$3,281.1

See Note 5 to the condensed consolidated financial statements for detailed discussion related to our debt as of June 30, 2021 and December 31, 2020.
Liability under the Tax Cuts and Jobs Act
The enactment of the law commonly known as the Tax Cuts and Jobs Act (the “2017 Act”) resulted in a significant impact on our financial statements. One of the key provisions in the 2017 Act was to impose a one-time mandatory U.S. tax on accumulated undistributed foreign earnings as of December 31, 2017. The 2017 Act also allows us to remit our future earnings to the United States without incurring additional U.S. taxes. As of June 30, 2021, our total tax liability associated with the 2017 Act was $49.8 million, of which $5.2 million was included in “Accrued Income Tax” and $44.6 million was included in “Other Non-Current Liabilities.” As of December 31, 2020, our total tax liability associated with the 2017 Act was $55.0 million, of which $5.2 million was included in “Accrued Income Tax” and $49.8 million was included in “Other Non-Current Liabilities.”

Redeemable Preferred Stock

On May 14, 2020 and March 4, 2020, the board of directors of Dun & Bradstreet Holdings, Inc. declared a cash dividend of $30.51 per share to all holders of shares of Series A Preferred Stock, respectively. An aggregate amount of $32.1 million and $32.0 million was paid on June 26, 2020 and March 27, 2020, respectively.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of June 30, 2021, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on February 25, 2021.

Item 4. Controls and Procedures
As of June 30, 2021, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.
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
Based upon their evaluation, our CEO and CFO have concluded that as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management has excluded Bisnode from its assessment of our internal control over financial reporting as of June 30, 2021, because it was acquired during 2021.
Changes in Internal Control over Financial Reporting
We acquired Bisnode on January 8, 2021. As a result of the acquisition, we are reviewing the internal controls of Bisnode and are making appropriate changes as deemed necessary. Bisnode represented less than 2% of total consolidated assets at June 30, 2021, excluding goodwill and intangible assets which are included within the scope of assessment, and approximately 18% and 19% of total consolidated revenues of the Company for the three and six months ended June 30, 2021, respectively. Except for the changes in internal control at Bisnode, there have been no changes. There were no changes to our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2021, we have not identified any material effect on our internal control over financial reporting despite the fact that substantially all of our employees are working remotely due to the COVID-19 pandemic.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from Dun & Bradstreet Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) the Condensed Consolidated Statements of Stockholder Equity (Deficit) (Unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUN & BRADSTREET HOLDINGS, INC.

		By:	/s/ BRYAN T. HIPSHER
Bryan T. Hipsher
Date:	August 3, 2021		Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ ANTHONY PIETRONTONE
Anthony Pietrontone
Date:	August 3, 2021		Chief Accounting Officer
(Principal Accounting Officer)