Form 10-Q
period 2021-09-30
Dun & Bradstreet Holdings, Inc.
filed 2021-11-04
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 431,189,078 shares outstanding of the Registrant's common stock as of October 31, 2021.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2021

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Tabular amounts in millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020 (1)	2021	2020 (1)
Revenue	$541.9	$444.4	$1,567.3	$1,258.8
Operating expenses	159.4	128.5	487.6	403.9
Selling and administrative expenses	171.5	131.7	515.6	401.2
Depreciation and amortization	156.7	134.3	458.7	401.4
Restructuring charges	4.8	4.4	20.7	16.3
Operating costs	492.4	398.9	1,482.6	1,222.8
Operating income (loss)	49.5	45.5	84.7	36.0
Interest income	0.2	0.1	0.5	0.6
Interest expense	(48.3)	(60.8)	(145.2)	(221.8)
Other income (expense) - net	13.3	(8.8)	32.5	(42.4)
Non-operating income (expense) - net	(34.8)	(69.5)	(112.2)	(263.6)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	14.7	(24.0)	(27.5)	(227.6)
Less: provision (benefit) for income taxes	(2.8)	(9.1)	30.4	(111.0)
Equity in net income of affiliates	0.7	0.6	2.0	1.9
Net income (loss)	18.2	(14.3)	(55.9)	(114.7)
Less: net (income) loss attributable to the non-controlling interest	(1.6)	(2.0)	(4.2)	(3.6)
Less: Dividends allocated to preferred stockholders	—	—	—	(64.1)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$16.6	$(16.3)	$(60.1)	$(182.4)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$0.04	$(0.04)	$(0.14)	$(0.52)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$0.04	$(0.04)	$(0.14)	$(0.52)
Weighted average number of shares outstanding-basic	428.6	415.7	428.7	348.5
Weighted average number of shares outstanding-diluted	428.7	415.7	428.7	348.5
Other comprehensive income (loss), net of income taxes:
Net income (loss)	$18.2	$(14.3)	$(55.9)	$(114.7)
Foreign currency translation adjustments, net of tax (2)	$(30.3)	$19.4	$(63.2)	$(2.7)
Defined benefit pension plans:
Prior service credit (cost), net of tax expense (benefit) (3)	(0.2)	(0.9)	(0.3)	(1.0)
Net actuarial gain (loss), net of tax expense (benefit) (4)	0.6	—	1.5	—
Derivative financial instrument, net of tax expense (benefit) (5)	(0.1)	0.6	0.7	0.1
Total other comprehensive income (loss), net of tax	$(30.0)	$19.1	$(61.3)	$(3.6)
Comprehensive income (loss), net of tax	$(11.8)	$4.8	$(117.2)	$(118.3)
Less: comprehensive (income) loss attributable to the non-controlling interest	(1.6)	(4.1)	(5.8)	(4.6)
Comprehensive income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(13.4)	$0.7	$(123.0)	$(122.9)
(1)See discussion in Note 1 - Basis of Presentation for further detail regarding the elimination of the International lag reporting.
(2)Tax Expense (Benefit) of $(1.3) million and $2.4 million for the three months ended September 30, 2021 and 2020, respectively. Tax Expense (Benefit) of $1.7 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively.
(3)Tax Expense (Benefit) of (0.3) million for the three months ended September 30, 2020. Tax Expense (Benefit) of $(0.1) million and $(0.3) million for the nine months ended September 30, 2021 and 2020, respectively.
(4)Tax Expense (Benefit) of $0.1 million for the three months ended September 30, 2021. Tax Expense (Benefit) of $0.3 million for the nine months ended September 30, 2021.
(5)Tax Expense (Benefit) of (0.1) million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. Tax Expense (Benefit) of $0.2 million and less than $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Balance Sheets
(Amounts in millions, except share data and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020 (1)
Assets
Current assets
Cash and cash equivalents	$234.4	$352.3
Accounts receivable, net of allowance of $15.5 at September 30, 2021 and $11.4 at December 31, 2020 (Notes 3 and 17)	285.2	319.3
Other receivables	9.7	7.5
Prepaid taxes	55.4	130.4
Other prepaids (Note 17)	60.5	37.9
Other current assets (Note 12)	3.8	27.0
Total current assets	649.0	874.4
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $27.6 at September 30, 2021 and $14.3 at December 31, 2020 (Note 15)	97.9	25.7
Computer software, net of accumulated amortization of $203.8 at September 30, 2021 and $125.6 at December 31, 2020 (Notes 15 and 17)	525.6	437.0
Goodwill (Notes 15 and 16)	3,318.7	2,857.9
Deferred income tax	16.4	14.1
Other intangibles (Notes 15 and 16)	4,909.9	4,814.8
Deferred costs (Note 3)	97.7	83.8
Other non-current assets (Note 6)	132.1	112.6
Total non-current assets	9,098.3	8,345.9
Total assets	$9,747.3	$9,220.3
Liabilities
Current liabilities
Accounts payable	$65.1	$60.1
Accrued payroll	102.5	110.5
Accrued income tax	18.6	3.9
Short-term debt (Note 5)	28.1	25.3
Other accrued and current liabilities (Notes 6 and 17)	149.7	151.1
Deferred revenue (Notes 3 and 17)	555.6	477.2
Total current liabilities	919.6	828.1
Long-term pension and postretirement benefits (Note 9)	308.1	291.5
Long-term debt (Note 5)	3,543.5	3,255.8
Liabilities for unrecognized tax benefits	18.1	18.9
Deferred income tax	1,183.6	1,106.6
Other non-current liabilities (Notes 6 and 17)	129.1	135.5
Total liabilities	6,102.0	5,636.4
Commitments and contingencies (Notes 7 and 17)

Equity
Common Stock, $0.0001 par value per share, authorized—2,000,000,000 shares; 432,080,532 shares issued and 431,207,315 shares outstanding at September 30, 2021 and 423,418,131 shares issued and 422,952,228 shares outstanding at December 31, 2020	—	—
Capital surplus	4,491.0	4,310.1
Accumulated deficit	(754.0)	(693.9)
Treasury Stock, 873,217 shares at September 30, 2021 and 465,903 shares at December 31, 2020	(0.3)	—
Accumulated other comprehensive loss	(153.5)	(90.6)
Total stockholder equity	3,583.2	3,525.6
Non-controlling interest	62.1	58.3
Total equity	3,645.3	3,583.9
Total liabilities and stockholder equity	$9,747.3	$9,220.3
(1)See discussion in Note 1 - Basis of Presentation for further detail regarding the elimination of the International lag reporting.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Tabular amounts in millions)
(Unaudited)

	Nine months ended September 30,
	2021	2020 (1)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(55.9)	$(114.7)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	458.7	401.4
Amortization of unrecognized pension loss (gain)	1.4	(0.3)
Equity-based compensation expense	23.7	38.6
Restructuring charge	20.7	16.3
Restructuring payments	(13.5)	(13.6)
Change in fair value of make-whole derivative liability	—	32.8
Changes in deferred income taxes	(48.7)	(100.6)
Changes in prepaid and accrued income taxes	7.2	(95.6)
Changes in operating assets and liabilities: (3)
(Increase) decrease in accounts receivable	88.9	26.1
(Increase) decrease in other current assets	62.5	(11.6)
Increase (decrease) in deferred revenue	2.5	5.3
Increase (decrease) in accounts payable	(12.8)	6.4
Increase (decrease) in accrued liabilities	(55.2)	0.3
Increase (decrease) in other accrued and current liabilities	(23.9)	(35.8)
(Increase) decrease in other long-term assets	(10.3)	(34.8)
Increase (decrease) in long-term liabilities	(63.7)	(22.6)
Net, other non-cash adjustments (2)	19.6	33.1
Net cash provided by (used in) operating activities	401.2	130.7
Cash flows provided by (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(617.0)	(20.6)
Cash settlements of foreign currency contracts	22.8	1.3
Payments for real estate purchase	(76.6)	—
Capital expenditures	(8.2)	(8.1)
Additions to computer software and other intangibles (4)	(112.3)	(85.3)
Other investing activities, net	0.6	0.4
Net cash provided by (used in) investing activities	(790.7)	(112.3)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock in the IPO transaction and Private Placement, net	—	2,248.2
Payment for the redemption of Cumulative Series A Preferred Stock	—	(1,067.8)
Payment for make-whole liability	—	(205.2)
Payment for debt early redemption premiums	—	(50.0)
Payments of dividends	—	(64.1)
Proceeds from borrowings on Credit Facility	64.1	407.2
Proceeds from borrowings on Term Loan Facilities	300.0	—
Payments of borrowings on Credit Facility	(64.1)	(407.2)
Payments of borrowing on Term Loan Facility	(21.1)	(12.7)
Payments of borrowings on Successor’s Senior Notes	—	(580.0)
Payments of borrowings on Bridge Loan	—	(63.0)
Payment of debt issuance costs	(2.6)	(2.5)
Other financing activities, net	(2.2)	(6.7)
Net cash provided by (used in) financing activities	274.1	196.2
Effect of exchange rate changes on cash and cash equivalents	(2.5)	0.5
Increase (decrease) in cash and cash equivalents	(117.9)	215.1
Cash and Cash Equivalents, Beginning of Period	352.3	84.4
Cash and Cash Equivalents, End of Period	$234.4	$299.5
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income taxes payment (refund), net	$(2.4)	$85.2
Interest	$149.7	$223.1
(1)See discussion in Note 1 - Basis of Presentation for further detail regarding the elimination of the International lag reporting.
(2)Primarily includes non-cash amortization of deferred debt issuance cost and discount of $14.2 million and $16.8 million for the nine months ended September 30, 2021 and 2020, respectively.
(3)Net of the effect of acquisitions, see further details in Note 14.
(4)Non-cash investment of $10.4 million related to computer software for the nine months ended September 30, 2021, of which $7.9 million and $2.5 million were reflected in "Other accrued and short-term liability" and "Other non-current liability", respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Stockholder Equity
(Tabular amounts in millions)
(Unaudited)

	Common stock	Capital surplus	(Accumulated deficit) Retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholder equity	Non-controlling interest	Total equity

Nine months ended September 30, 2020 (1)
Balance, January 1, 2020 (1)	$—	$2,116.8	$(577.4)	$—	$4.8	$(24.0)	$(1.1)	$1,519.1	$58.2	$1,577.3
Net income (loss)	—	—	(118.3)	—	—	—	—	(118.3)	3.6	(114.7)
Accretion - Series A Preferred Stock (2)	—	(36.1)	—	—	—	—	—	(36.1)	—	(36.1)
Issuance of Common Stock in IPO, net of issuance costs		2,248.2						2,248.2		2,248.2
Equity-based compensation plans	—	38.7	—	—	—	—	—	38.7	—	38.7
Pension adjustments, net of tax benefit of $0.3	—	—	—	—	—	(1.0)	—	(1.0)	—	(1.0)
Change in cumulative translation adjustment, net of tax expense of $1.5	—	—	—	—	(3.7)	—	—	(3.7)	1.0	(2.7)
Derivative financial instruments, net of tax expense of less than $0.1	—	—	—	—	—	—	0.1	0.1	—	0.1
Preferred dividend	—	(64.1)	—	—	—	—	—	(64.1)	—	(64.1)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(6.8)	(6.8)
Balance, September 30, 2020 (1)	$—	$4,303.5	$(695.7)	$—	$1.1	$(25.0)	$(1.0)	$3,582.9	$56.0	$3,638.9
Three months ended September 30, 2020 (1)
Balance, June 30, 2020	$—	$2,043.8	$(679.4)	$—	$(16.2)	$(24.1)	$(1.6)	$1,322.5	$57.6	$1,380.1
Net income (loss)	—	—	(16.3)	—	—	—	—	(16.3)	2.0	(14.3)
Issuance of Common Stock in IPO, net of issuance costs	—	2,248.2	—	—	—	—	—	2,248.2	—	2,248.2
Equity-based compensation plans	—	11.5	—	—	—	—	—	11.5	—	11.5
Pension adjustments, net of tax benefit of $0.3	—	—	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Change in cumulative translation adjustment, net of tax expense of $2.4	—	—	—	—	17.3	—	—	17.3	2.1	19.4
Derivative financial instruments, net of tax expense of $0.2	—	—	—	—	—	—	0.6	0.6	—	0.6
Preferred dividend	—	—	—	—	—	—	—	—	—	—
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(5.7)	(5.7)
Balance, September 30, 2020 (1)	$—	$4,303.5	$(695.7)	$—	$1.1	$(25.0)	$(1.0)	$3,582.9	$56.0	$3,638.9

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholder equity	Non-controlling interest	Total equity
Nine months ended September 30, 2021
Balance, January 1, 2021 (1)	$—	$4,310.1	$(693.9)	$—	$30.1	$(120.3)	$(0.4)	$3,525.6	$58.3	$3,583.9
Net income (loss)	—	—	(60.1)	—	—	—	—	(60.1)	4.2	(55.9)
Shares issued for Bisnode acquisition	—	158.9	—	—	—	—	—	158.9	—	158.9
Equity-based compensation plans	—	22.0	—	(0.3)	—	—	—	21.7	—	21.7
Pension adjustments, net of tax expense of $0.2	—	—	—	—	—	1.2	—	1.2	—	1.2
Change in cumulative translation adjustment, net of tax expense of $1.7	—	—	—	—	(64.8)	—	—	(64.8)	1.6	(63.2)
Derivative financial instruments, net of tax expense of $0.2	—	—	—	—	—	—	0.7	0.7	—	0.7
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(2.0)	(2.0)
Balance, September 30, 2021	$—	$4,491.0	$(754.0)	$(0.3)	$(34.7)	$(119.1)	$0.3	$3,583.2	$62.1	$3,645.3
Three months ended September 30, 2021
Balance, June 30, 2021	$—	$4,482.3	$(770.6)	$(0.3)	$(4.4)	$(119.5)	$0.4	$3,587.9	$60.7	$3,648.6
Net income (loss)			16.6					16.6	1.6	18.2
Equity-based compensation plans	—	8.7	—	—	—	—	—	8.7	—	8.7
Pension adjustments, net of tax expense of $0.1	—	—	—	—	—	0.4	—	0.4	—	0.4
Change in cumulative translation adjustment, net of tax benefit of $1.3	—	—	—	—	(30.3)	—	—	(30.3)	—	(30.3)
Derivative financial instruments, net of tax benefit of $0.1	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance, September 30, 2021	$—	$4,491.0	$(754.0)	$(0.3)	$(34.7)	$(119.1)	$0.3	$3,583.2	$62.1	$3,645.3
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
Our unaudited condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the unaudited consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Since early 2020, the novel coronavirus ("COVID-19") global pandemic has caused disruptions in the economy and volatility in the global financial markets. As of the date of this report, given the continuously evolving and unpredictable nature of the coronavirus, there remains considerable uncertainty regarding its duration and the speed and nature of recovery. The extent of the impact of the COVID-19 global pandemic on our operations and financial performance will depend on future developments and the effects on our clients and vendors, which continue to be uncertain at this time and cannot be predicted, particularly in light of variant strains of the virus. In addition, the pandemic may affect management's estimates and assumptions of variable consideration in contracts with clients as well as other estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions.
Historically our consolidated financial statements which have a year-end of December 31, reflected results of subsidiaries outside of North America on a one-month lag with a year-end of November 30. Effective January 1, 2021, we eliminated the one-month reporting lag for our subsidiaries outside of North America and aligned the year-end for all subsidiaries to December 31. The elimination of this reporting lag represented a change in accounting principle, which the Company believes to be preferable as it provides investors with the most current information. This change in accounting policy was applied retrospectively to all periods since February 8, 2019 ("Successor periods") after the Take-Private Transaction. See Note 5 for further discussion. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2020, the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020, the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and the Unaudited Condensed Consolidated Statements of Stockholder Equity for the three and nine months ended September 30, 2020 have been recast to reflect this change in accounting policy. The following table presents a summary of the changes to the quarterly results for the year ended December 31, 2020:

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

Note 2 -- Recent Accounting Pronouncements

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
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021- 8, "Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The amendments require an acquirer to recognize and measure contract assets and contract liabilities in a business combination based on the guidance of ASC 606 rather than fair value. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption of this ASU is permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. We plan to early adopt this ASU and are currently evaluating the impact.
Note 3 -- Revenue
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2021 is as follows:

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Future revenue	$411.9	$902.4	$448.4	$224.4	$128.2	$266.8	$2,382.1

The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Timing of Revenue Recognition

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue recognized at a point in time	$232.1	$189.5	$651.7	$542.0
Revenue recognized over time	309.8	254.9	915.6	716.8
Total revenue recognized	$541.9	$444.4	$1,567.3	$1,258.8
Contract Balances

	At September 30, 2021	At December 31, 2020
Accounts receivable, net	$285.2	$319.3
Short-term contract assets (1)	$2.9	$0.7
Long-term contract assets (2)	$7.8	$3.8
Short-term deferred revenue	$555.6	$477.2
Long-term deferred revenue (3)	$13.5	$14.6

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

The increase in deferred revenue of $77.3 million from December 31, 2020 to September 30, 2021 was primarily due to cash payments received or due in advance of satisfying our performance obligations and the acquisition of Bisnode, largely offset by $427.0 million of revenue recognized that were included in the deferred revenue balance at December 31, 2020. See Note 14 for further discussion with regard to the acquisition of Bisnode.

The increase in contract assets of $6.2 million is primarily due to new contract assets recognized, net of new amounts reclassified to receivables during 2021, partially offset by $2.0 million of contract assets included in the balance at January 1, 2021 that were reclassified to receivables when they became unconditional.

See Note 16 for a schedule of disaggregation of revenue.
Assets Recognized for the Costs to Obtain a Contract
Commission assets, net of accumulated amortization included in deferred costs, were $97.7 million and $83.8 million as of September 30, 2021 and December 31, 2020, respectively.
The amortization of commission assets is as follows:

Period	Amortization
Three months ended September 30, 2021	$7.0
Nine months ended September 30, 2021	$19.6
Three months ended September 30, 2020	$4.6
Nine months ended September 30, 2020	$11.8

Note 4 -- Restructuring Charge

We incurred restructuring charges (which generally consist of employee severance and termination costs, and contract terminations). These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
Three months ended September 30, 2021 vs. Three months ended September 30, 2020
We recorded a restructuring charge of $4.8 million for the three months ended September 30, 2021. This charge consists of:

•Severance costs of $4.0 million under ongoing benefit arrangements. Approximately 20 employees were impacted. Most of the employees impacted exited the Company by the end of the third quarter of 2021. The cash payments for these employees will be substantially completed by the end of the first quarter of 2022; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $0.8 million.
We recorded a restructuring charge of $4.4 million for the three months ended September 30, 2020. This charge consists of:

•Severance costs of $2.3 million under ongoing benefit arrangements. Approximately 45 employees were impacted. Most of the employees impacted exited the Company by the end of the third quarter of 2020. The cash payments for these employees were substantially completed by the end of the first quarter of 2021; and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $2.1 million.

Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020
We recorded a restructuring charge of $20.7 million for the nine months ended September 30, 2021. This charge consists of:

•Severance costs of $16.7 million under ongoing benefit arrangements. Approximately 175 employees were impacted. Most of the employees impacted exited the Company by the end of the third quarter of 2021. The cash payments for these employees will be substantially completed by the end of the first quarter of 2022; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $4.0 million.
We recorded a restructuring charge of $16.3 million for the nine months ended September 30, 2020. This charge consists of:

•Severance costs of $8.5 million under ongoing benefit arrangements. Approximately 145 employees were impacted. Most of the employees impacted exited the Company by the end of the third quarter of 2020. The cash payments for these employees were substantially completed by the end of the first quarter of 2021; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $7.8 million.

The following table sets forth the restructuring reserves and utilization for the three months ended March 31, 2021, June 30, 2021, September 30, 2021, March 31, 2020, June 30, 2020 and September 30, 2020:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Severance and termination	Contract termination and other exit costs	Total
2021:
Balance remaining as of December 31, 2020	$2.6	$7.1	$9.7
Charge taken during first quarter 2021 (1)	4.7	(0.3)	4.4
Payments made during first quarter 2021	(2.4)	(0.9)	(3.3)
Balance remaining as of March 31, 2021	$4.9	$5.9	$10.8
Charge taken during second quarter 2021 (1)	8.0	0.3	8.3
Payments made during second quarter 2021	(3.9)	(1.0)	(4.9)
Balance remaining as of June 30, 2021	$9.0	$5.2	$14.2
Charge taken during third quarter 2021 (1)	4.0	—	4.0
Payments made during third quarter 2021	(4.7)	(0.6)	(5.3)
Balance remaining as of September 30, 2021	$8.3	$4.6	$12.9

2020:
Balance remaining as of December 31, 2019	$5.8	$4.5	$10.3
Charge taken during first quarter 2020 (1)	2.0	—	2.0
Payments made during first quarter 2020	(4.6)	(1.4)	(6.0)
Balance remaining as of March 31, 2020	$3.2	$3.1	$6.3
Charge taken during second quarter 2020 (1)	4.2	0.4	4.6
Payments made during second quarter 2020	(4.0)	(0.5)	(4.5)
Balance remaining as of June 30, 2020	$3.4	$3.0	$6.4
Charge taken during third quarter 2020 (1)	2.3	—	2.3
Payments made during third quarter 2020	(2.6)	(0.3)	(2.9)
Balance remaining as of September 30, 2020	$3.1	$2.7	$5.8
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
On July 6, 2020, we completed an initial public offering ("IPO") of 90,047,612 shares of our common stock at a public offering price of $22.00 per share and a concurrent private placement of 18,458,700 shares of common stock at $21.67 per share. Total gross proceeds from the transaction were $2,381.0 million. In connection with the IPO and the concurrent private placement, we repaid $300 million in aggregate principal amount of our 10.250% New Senior Unsecured Notes on July 6, 2020. As a result of our commitment to repay at June 30, 2020, the associated deferred debt issuance costs and discount of $10.5 million were written off as of June 30, 2020. In addition, we were required to pay a premium of $30.8 million related to the repayment, for which we recorded an expense. Both were accrued and reflected within “Non-operating income (expense) – net” for the nine months ended September 30, 2020. Initial debt issuance costs of $31.6 million related to the 10.250% New Senior Unsecured Notes were recorded as a reduction of the carrying amount of the notes and amortized over the contractual term of the notes, through the date of partial repayment. The remaining debt issuance costs of $15.7 million continue to be amortized over the remaining term of the notes.
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
Our borrowings are summarized in the following table:

		September 30, 2021			December 31, 2020
	Maturity	Principal amount	Debt issuance costs and discount*	Carrying value	Principal amount	Debt issuance costs and discount*	Carrying value
Debt Maturing Within One Year:
New Term Loan Facility (1)		$28.1	$—	$28.1	$25.3	$—	$25.3
Total short-term debt		$28.1	$—	$28.1	$25.3	$—	$25.3

Debt Maturing After One Year:
New Term Loan Facility (1)	February 8, 2026	$2,761.8	$68.4	$2,693.4	$2,485.7	$77.1	$2,408.6
New Revolving Facility (1) (2)	September 11, 2025	—	—	—	—	—	—
6.875% New Senior Secured Notes (1)	August 15, 2026	420.0	7.1	412.9	420.0	8.2	411.8
10.250% New Senior Unsecured Notes (1)	February 15, 2027	450.0	12.8	437.2	450.0	14.6	435.4
Total long-term debt		$3,631.8	$88.3	$3,543.5	$3,355.7	$99.9	$3,255.8
Total debt		$3,659.9	$88.3	$3,571.6	$3,381.0	$99.9	$3,281.1
*Represents the unamortized portion of debt issuance costs and discounts.
(1) The New Senior Secured Credit Facilities and New Senior Secured and Unsecured Notes contain certain covenants that limit our ability to incur additional indebtedness and guarantee indebtedness, create liens, engage in mergers or acquisitions, sell, transfer or otherwise dispose of assets, pay dividends and distributions or repurchase capital stock, prepay certain indebtedness and make investments, loans and advances. We were in compliance with these non-financial covenants at September 30, 2021 and December 31, 2020.
(2) The New Revolving Facility contains a springing financial covenant requiring compliance with a maximum ratio of first lien net indebtedness to consolidated EBITDA of 6.75. The financial covenant applies only if the aggregate principal amount of borrowings under the New Revolving Facility and certain outstanding letters of credit exceed 35% of the total

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

amount of commitments under the New Revolving Facility on the last day of any fiscal quarter. The financial covenant did not apply at September 30, 2021 and December 31, 2020.

New Senior Secured Credit Facilities

Borrowings under the New Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin over a LIBOR rate for the interest period relevant to such borrowing, subject to interest rate floors, and they are secured by substantially all of the Company’s assets.
Other details of the New Senior Secured Credit Facilities:
•As required by the credit agreement, beginning June 30, 2020, the principal amount of the New Term Loan Facility is being paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026. The debt issuance costs of $62.1 million and the discount of $50.6 million were recorded as a reduction of the carrying amount of the New Term Loan Facility and are being amortized over the term of the facility. The margin to LIBOR was 500 basis points initially. On February 10, 2020, an amendment was made to the credit agreement, specifically related to the New Term Loan Facility, which reduced the margin to LIBOR to 400 basis points. The maturity date for the New Term Loan Facility remains February 8, 2026 and no changes were made to the financial covenants or scheduled amortization. In connection with the term loan repricing, we incurred $0.8 million of third-party fees and wrote off $6.2 million of deferred debt issuance costs and discount related to changes in syndicated lenders. Both were recorded within “Other income (expense)-net” for the nine months ended September 30, 2020. Subsequent to the IPO transaction, the spread was further reduced by 25 basis points to 375 basis points. On January 27, 2021, the spread was reduced by 50 basis points to 325 basis points. The interest rate associated with the outstanding balances of the New Term Loan Facility at September 30, 2021 and December 31, 2020 were 3.336% and 3.898%, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The scheduled maturities and interest payments for our total debt outstanding as of September 30, 2021 are as follows:

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Principal	$7.0	$28.1	$28.1	$28.1	$28.1	$3,540.5	$3,659.9
Interest	23.2	167.3	166.4	165.5	164.5	107.5	794.4
Total Debt	$30.2	$195.4	$194.5	$193.6	$192.6	$3,648.0	$4,454.3
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $13.9 million at September 30, 2021 and $5.9 million at December 31, 2020.
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

Note 6 -- Other Assets and Liabilities

Other Non-Current Assets

	September 30, 2021	December 31, 2020
Right of use assets (1)	$75.3	$64.8
Prepaid pension assets	5.5	4.3
Investments	27.7	27.3
Other non-current assets	23.6	16.2
Total	$132.1	$112.6
(1)We recognized $26.7 million for operating leases measured on the acquisition date as part of the purchase accounting in connection with the acquisition of Bisnode on January 8, 2021. The associated lease expense was $1.9 million and $5.8 million for the three and nine months ended September 30, 2021, respectively. In addition, we entered into a new real estate lease agreement in China during the first quarter of 2021 with right of use assets measured at $3.8 million.

Other Accrued and Current Liabilities:

	September 30, 2021	December 31, 2020
Operating expenses accruals (1)	$80.9	$75.7
Accrued interest expense	10.3	29.0
Short-term lease liability (2)	27.2	23.4
Other accrued liabilities	31.3	23.0
Total	$149.7	$151.1
(1)Including legal reserve related to a regulatory matter. See Note 7 for detailed discussion.
(2)We recognized $8.4 million for short-term operating leases liability measured on the acquisition date as part of the purchase accounting in connection with the acquisition of Bisnode on January 8, 2021. In addition, we entered into a new real estate lease agreement in China during the first quarter of 2021 with a short-term lease liability measured at $0.6 million.

Other Non-Current Liabilities:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	September 30, 2021	December 31, 2020
Deferred revenue - long term	$13.5	$14.6
U.S. tax liability associated with the 2017 Act	44.6	49.8
Long-term lease liability (1)	62.3	62.5
Other	8.7	8.6
Total	$129.1	$135.5
(1)We recognized $18.2 million for long-term operating leases liability measured on the acquisition date as part of the purchase accounting in connection with the acquisition of Bisnode on January 8, 2021. In addition, we entered into a new real estate lease agreement in China during the first quarter of 2021 with a long-term lease liability measured at $3.2 million.
Contractual Obligations
Effective October 1, 2021, the Company entered into two new agreements with Cognizant Technology Solutions ("CTS") which supersede and replace a pre-existing agreement for global maintenance and support of various applications and systems. Additionally, under the new agreements, CTS will provide technology support to develop applications for our products and solutions. Both agreements are scheduled to expire on December 31, 2023 and can be terminated earlier for fees determined by formulas included in the agreements. We expect total future contractual obligations for these two agreements to be approximately $72 million, of which approximately $8 million will be incurred during the remainder of 2021, approximately $32 million will be incurred in 2022, and approximately $32 million will be incurred in 2023.
Note 7 -- Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation and regulatory matters related to our operations, such as claims brought by our clients in connection with commercial disputes, defamation claims by subjects of our reporting, and employment claims made by our current or former employees, some of which include claims for punitive or exemplary damages. Our ordinary course litigation may also include class action lawsuits, which make allegations related to various aspects of our business. From time to time, we are also subject to regulatory investigations or other proceedings by state and federal regulatory authorities as well as authorities outside the U.S., some of which take the form of civil investigative demands or subpoenas. Some of these regulatory inquiries may result in the assessment of fines for violations of regulations or settlements with such authorities requiring a variety of remedies. We believe that none of these actions depart from customary litigation or regulatory inquiries incidental to our business.
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
Federal Trade Commission Investigation

On April 10, 2018, the Federal Trade Commission (the “FTC” or the "Commission") issued a Civil Investigative Demand (“CID”) to Dun & Bradstreet, Inc. (“D&B Inc.,” a wholly-owned subsidiary of the Company) related to an investigation by the FTC into potential violations of Section 5 of the Federal Trade Commission Act (the “FTC Act”), primarily concerning our credit managing and monitoring products such as CreditBuilder. D&B Inc. completed its response to the CID in November

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

2018. On May 28, 2019, the FTC staff informed D&B Inc. that it believes that certain of D&B Inc.'s practices violated Section 5 of the FTC Act, and informed D&B Inc. that it had been given authority by the FTC’s Bureau of Consumer Protection to engage in consent negotiations. Following discussions between the Company and the FTC staff, on September 9, 2019, the FTC issued a second CID seeking additional information, data and documents. The Company completed its response to the second CID in April 2020. In a letter dated March 2, 2020, the FTC staff identified areas of interest related to the CIDs and we completed our responses to the letter on April 7, 2020. On April 20, 2020, the FTC and D&B Inc. entered a tolling agreement with respect to potential claims related to the subject matter of the investigation. On February 23, 2021, the FTC staff provided D&B Inc. with a draft complaint and consent order outlining its allegations and the forms of relief sought, and advised that it had been given authority to engage in consent negotiations. Following consent negotiations, on September 21, 2021, D&B Inc. agreed to enter into an Agreement Containing Consent Order subject to acceptance by the Commission.
In accordance with ASC 450, an amount in respect of this matter was accrued in the consolidated financial statements during the first quarter of 2021. The amount of any loss has not been fully determined, and it is possible that the amount could exceed the amount accrued and that the amount of such additional loss could be material.

Note 8 -- Income Taxes

The effective tax rate for the three months ended September 30, 2021 was (18.9)%, reflecting tax benefit of $2.8 million on pre-tax income of $14.7 million, compared to 37.9% for the three months ended September 30, 2020, reflecting a tax benefit of $9.1 million on a pre-tax loss of $24.0 million. The reduced tax benefit for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to favorable adjustments related to the impact of The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act” or the “Act”) recorded in the prior year period, partially offset by the favorable adjustments in the current year period for the recognition of uncertain tax positions related to the expiration of the statute of limitations for the 2017 tax year and the impact from the increased income in our foreign jurisdictions taxed at lower tax rates.

The effective tax rate for the nine months ended September 30, 2021 was (110.9)%, reflecting tax expense of $30.4 million on a pre-tax loss of $27.5 million, compared to 48.8% for the nine months ended September 30, 2020, reflecting a tax benefit of $111.0 million on a pre-tax loss of $227.6 million. The effective tax rate for the nine months ended September 30, 2021 was negatively impacted by an increase in our net deferred tax liabilities as a result of a state tax apportionment change relating to the purchase of a building in Florida for the relocation of our corporate headquarters and an enacted tax rate change in the U.K. The effective tax rate for the nine months ended September 30, 2020 was positively impacted by the $57.8 million net benefit resulting from the CARES Act which allowed for the carryback of federal net operating losses arising in 2018, 2019 or 2020 to each of the five preceding years for which the corporate tax rate for certain years was 35%, as compared to the current 21% tax rate. The aforementioned benefit was partially offset by the impact of non-deductible expense associated with the fair value adjustment related to the Series A Preferred Stock make-whole derivative liability.
Note 9 -- Pension and Postretirement Benefits
Net Periodic Pension Cost
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Pension plans				Postretirement benefit obligations
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Components of net periodic cost (income):
Service cost	$1.3	$0.4	$3.9	$1.3	$—	$—	$—	$—
Interest cost	7.0	10.6	20.7	31.5	—	—	—	—
Expected return on plan assets	(20.8)	(21.8)	(62.5)	(65.5)	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of actuarial loss (gain)	0.6	—	1.7	—	—	—	—	—
Net periodic cost (income)	$(11.9)	$(10.8)	$(36.2)	$(32.7)	$(0.1)	$(0.1)	$(0.3)	$(0.3)

As a result of the elimination of the one-month lag reporting for the subsidiaries outside of North America, we remeasured our pension plans in the international markets based on measurement dates as of December 31, 2019 and 2020. The remeasurement had no material impact on the financial results for the periods presented.
Note 10 -- Stock Based Compensation
The following table sets forth the components of our stock-based compensation and expected tax benefit for the three and nine months ended September 30, 2021 and 2020 related to the plans in effect during the respective period:

	Three months ended September 30,		Nine months ended September 30,
Stock-based compensation expense:	2021	2020	2021	2020
Restricted stock and restricted stock units	$5.3	$1.0	$12.9	$1.0
Stock options	1.0	1.7	2.1	21.7
Incentive units	2.7	7.0	8.7	15.9
Total compensation expense	$9.0	$9.7	$23.7	$38.6

Expected tax benefit:
Restricted stock and restricted stock units	$0.9	$0.7	$2.2	$0.7
Stock options	0.1	5.6	(0.2)	5.6
Total expected tax benefit	$1.0	$6.3	$2.0	$6.3
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

The following table summarizes the restricted stock and restricted stock units granted in 2021:

Date	Number of shares granted	Grant date fair value per share	Vesting period (in years)	Vesting criteria
Restricted Stock & RSU's: (1)
February 11, 2021	65,790	$22.80	2.4	Service
March 10, 2021	67,021	$22.01	1.0	Service
March 10, 2021 (2)	2,203,390	$22.01	3.0	Service & Performance
March 31, 2021	13,440	$23.81	3.0	Service
June 30, 2021	329,904	$21.37	3.0	Service
August 4, 2021	6,607	$18.92	1.0	Service
September 30, 2021 (2)	224,886	$16.81	3.0	Service & Performance
September 30, 2021	116,004	$16.81	3.0	Service
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

The following tables summarize the restricted stock, restricted stock units and stock options activity in 2021:

	Restricted stock & Restricted stock units
	Number of shares	Weighted-average grant date fair value	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Balances, January 1, 2021	702,899	$25.95	1.3	$17.5
Granted	3,027,042	$21.37
Forfeited	(659,970)	$23.03
Vested	(267,034)	$25.70
Balances, September 30, 2021	2,802,937	$21.72	1.5	$47.1

	Stock options
	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Balances, January 1, 2021	7,650,000	$22.00	6.5	$22.2
Granted	—	$—
Forfeited	(1,211,667)	$22.00
Vested	—	$—
Balances, September 30, 2021	6,438,333	$22.00	5.7	$0.0

The following table sets forth the unrecognized equity-based compensation cost as of September 30, 2021:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Equity-based compensation:	Unrecognized compensation	Weighted-average amortization period (in years)
Restricted stock & Restricted stock units	$49.6	2.4
Stock options	6.7	0.5
Incentive units	5.3	0.5
Total unrecognized compensation expense	$61.6	1.4

Employee Stock Purchase Plan ("ESPP")

Effective December 2020, we adopted the Dun & Bradstreet Holdings, Inc. Employee Stock Purchase Plan that allows eligible employees to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. The Company contributes varying matching amounts to employees, as specified in the plan document, after a one year holding period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The first purchases for this program started in January 2021. We recorded the associated expense of approximately $1 million and $4 million for the three and nine months ended September 30, 2021, respectively.
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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$16.6	$(16.3)	$(60.1)	$(182.4)

Weighted average number of shares outstanding-basic	428.6	415.7	428.7	348.5
Weighted average number of shares outstanding-diluted (1)	428.7	415.7	428.7	348.5

Earnings (loss) per share of common stock:
Basic	$0.04	$(0.04)	$(0.14)	$(0.52)
Diluted	$0.04	$(0.04)	$(0.14)	$(0.52)
(1)The weighted average number of shares outstanding used in the computation of diluted earnings per share for the three months ended September 30, 2021 excludes the effect of 6.8 million potentially issuable common shares, that are anti-dilutive to the diluted earnings per share computation.

Below is a reconciliation of our common stock issued and outstanding:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Common shares issued as of December 31, 2020	423,418,131
Shares issued during the three months ended March 31, 2021	8,497,792
Shares forfeited during the three months ended March 31, 2021	—
Common shares issued as of March 31, 2021	431,915,923
Shares issued during the three months ended June 30, 2021	329,904
Shares forfeited during the three months ended June 30, 2021	(427,330)
Common shares issued as of June 30, 2021	431,818,497
Shares issued during the three months ended September 30, 2021	325,667
Shares forfeited during the three months ended September 30, 2021	(63,632)
Common shares issued as of September 30, 2021	432,080,532
Less: treasury shares (1)	873,217
Common shares outstanding as of September 30, 2021	431,207,315
(1)Primarily related to the forfeiture of unvested common units granted prior to the IPO under the Incentive Units Program of Star Parent, L.P.
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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at September 30, 2021 and December 31, 2020, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures and by selection of reputable counterparties.
Our trade receivables do not represent a significant concentration of credit risk at September 30, 2021 and December 31, 2020, because we sell to a large number of clients in different geographical locations and industries.
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
To decrease earnings volatility, we currently hedge substantially all our intercompany balance positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. In the prior year, certain balance sheet positions were not being hedged in order to reduce the volatility of cash flows required to settle these forward contracts. However, starting in the third quarter of 2020, we resumed our practice of hedging substantially all our intercompany balance positions. The underlying transactions and the corresponding foreign exchange forward contracts are marked to market at the end of each quarter and the fair value impacts are reflected within “Non-operating income (expense) – net” in the consolidated financial statements. In addition, in connection with the acquisition of Bisnode, we entered into a zero-cost foreign currency collar in October 2020, with a notional amount of SEK 4.8 billion to reduce our foreign currency exposure. Unrealized gain associated with the instrument was $23.5 million at December 31, 2020. We settled the collar on January 8, 2021 with a total realized gain of $21.0 million upon the close of the Bisnode transaction, resulting in a loss of $2.5 million for the nine months ended September 30, 2021.
As of September 30, 2021 and December 31, 2020, the notional amounts of our foreign exchange contracts were $397.0 million and $212.9 million, respectively.
Fair Values of Derivative Instruments in the Consolidated Balance Sheets

	Asset derivatives				Liability derivatives
	September 30, 2021		December 31, 2020		September 30, 2021		December 31, 2020
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Interest rate contracts	Other current assets	$0.4	Other current assets	$—	Other accrued & current liabilities	$—	Other accrued & current liabilities	$1.0
Total derivatives designated as hedging instruments		$0.4		$—		$—		$1.0
Derivatives not designated as hedging instruments
Foreign exchange collar	Other current assets	$—	Other current assets	$23.5		$—		$—
Foreign exchange forward contracts	Other current assets	0.4	Other current assets	2.0	Other accrued & current liabilities	2.8	Other accrued & current liabilities	0.9
Total derivatives not designated as hedging instruments		$0.4		$25.5		$2.8		$0.9
Total derivatives		$0.8		$25.5		$2.8		$1.9

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Amount of gain or (loss) recognized in OCI on derivative			Amount of gain or (loss) reclassified from accumulated OCI into income			Amount of gain or (loss) recognized in income on derivative
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
Derivatives in cash flow hedging relationships	2021	2020	Location of gain or (loss) reclassified from accumulated OCI into income	2021	2020	Location of gain or (loss) recognized in income on derivative	2021	2020
Interest contracts	$(0.2)	$0.8	Interest expense	$(0.9)	$(0.8)	Interest expense	$(0.9)	$(0.8)

	Amount of gain or (loss) recognized in OCI on derivative			Amount of gain or (loss) reclassified from accumulated OCI into income			Amount of gain or (loss) recognized in income on derivative
	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
Derivatives in cash flow hedging relationships	2021	2020	Location of gain or (loss) reclassified from accumulated OCI into income	2021	2020	Location of gain or (loss) recognized in income on derivative	2021	2020
Interest contracts	$1.4	$0.1	Interest expense	$(2.4)	$(2.1)	Interest expense	$(2.4)	$(2.1)

		Amount of gain (loss) recognized in income on derivatives
		Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	2021	2020	2021	2020
Make-whole derivative liability	Non-operating income (expenses) – net	$—	$—	$—	$(32.8)
Foreign exchange collar	Non-operating income (expenses) – net	$—	$—	$(2.5)	$—
Foreign exchange forward contracts	Non-operating income (expenses) – net	$(3.6)	$4.0	$(2.1)	$3.5

Fair Value of Financial Instruments
Our financial assets and liabilities that are reflected in the consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term borrowings and long-term borrowings.
The following table summarizes fair value measurements by level at September 30, 2021 for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets for identical assets (level I)	Significant other observable inputs (level II)	Significant unobservable inputs (level III)	Balance at September 30, 2021
Assets:
Cash equivalents (1)	$10.0	$—	$—	$10.0
Other current assets:
Foreign exchange forwards (2)	$—	$0.4	$—	$0.4
Swap arrangements (4)	$—	$0.4	$—	$0.4
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$2.8	$—	$2.8

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
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for the nine months ended September 30, 2021 and 2020.
At September 30, 2021 and December 31, 2020, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value are due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	September 30, 2021		December 31, 2020
	Carrying amount	Fair value	Carrying amount	Fair value
Short-term and Long-term Debt (1)	$850.1	$1,015.2	$847.2	$1,056.1
New Term Loan Facility (2)	$2,721.5	$2,812.4	$2,433.9	$2,476.2
(1)Includes New Senior Notes (long-term) at September 30, 2021 and December 31, 2020.
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
Note 13 -- Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) ("AOCI"):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Foreign currency translation adjustments	Defined benefit pension plans	Derivative financial instruments	Total
Balance, January 1, 2020	$4.8	$(24.0)	$(1.1)	$(20.3)
Other comprehensive income (loss) before reclassifications	(3.7)	(0.7)	(1.4)	(5.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(0.3)	1.5	1.2
Balance, September 30, 2020	$1.1	$(25.0)	$(1.0)	$(24.9)

Balance, January 1, 2021	$30.1	$(120.3)	$(0.4)	$(90.6)
Other comprehensive income (loss) before reclassifications	(64.8)	0.1	(1.1)	(65.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	1.1	1.8	2.9
Balance, September 30, 2021	$(34.7)	$(119.1)	$0.3	$(153.5)
The following table summarizes the reclassifications out of AOCI:

		Amount reclassified from accumulated other comprehensive income (loss)
		Three months ended September 30,		Nine months ended September 30,
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	2021	2020	2021	2020
Defined Benefit Pension Plans:
Amortization of prior service costs	Other Income (Expense) - Net	$(0.1)	$(0.1)	$(0.3)	$(0.3)
Amortization of actuarial gain/loss	Other Income (Expense) - Net	0.6	—	1.7	—
Derivative Financial Instruments:
Interest contracts	Interest Expense	0.9	0.8	2.4	2.1
Total before tax reclassifications for the period		1.4	0.7	3.8	1.8
Tax benefit (expense)		(0.4)	(0.3)	(0.9)	(0.6)
Total after tax reclassifications for the period		$1.0	$0.4	$2.9	$1.2

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Transaction costs of $4.6 million and $0.4 million were included in selling and administrative expenses for the year ended December 31, 2020 and for the nine months ended September 30, 2021, respectively. As a result of the acquisition, we wrote off pre-existing contract assets and liabilities of $2.9 million and $0.8 million to selling and administrative expenses and revenue, respectively, for the nine months ended September 30, 2021. The acquisition effectively settled these pre-existing relationships. We allocated goodwill and intangible assets to our International segment.
The table below summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

	Weighted average amortization period (years)	Initial purchase price allocation at March 31, 2021	Measurement period adjustment	Preliminary purchase price allocation at September 30, 2021
Cash		$29.9	$—	$29.9
Accounts receivable		61.0	—	61.0
Other current assets		13.1	—	13.1
Total current assets		104.0	—	104.0
Property, plant & equipment		3.5	—	3.5
Intangible assets:
Reacquired right	15	271.0	(1.0)	270.0
Database	12	116.0	(5.0)	111.0
Customer relationships	10	106.0	2.0	108.0
Technology	14	65.0	(1.0)	64.0
Goodwill	Indefinite	488.4	2.6	491.0
Right of use assets		26.7	0.7	27.4
Other		5.2	(2.3)	2.9
Total assets acquired		$1,185.8	$(4.0)	$1,181.8

Accounts payable		$17.5	$—	$17.5
Deferred revenue		80.6	—	80.6
Accrued payroll		20.7	—	20.7
Accrued income tax and other tax liabilities		17.1	—	17.1
Short-term lease liability		8.4	0.2	8.6
Other current liabilities		23.7	—	23.7
Total current liabilities		168.0	0.2	168.2
Long-term pension and postretirement obligations		65.4	—	65.4
Deferred tax liability		127.6	(4.2)	123.4
Long-term lease liability		18.2	—	18.2
Other liabilities		0.8	—	0.8
Total liabilities assumed		$380.0	$(4.0)	$376.0
Total consideration		$805.8	$—	$805.8

The fair value of the reacquired right intangible asset primarily related to rights that were previously granted to Bisnode under the WWN alliances agreement, including rights to sell certain products under the D&B brand name and the right to access D&B database and technology platform. The fair value of reacquired right intangible asset was determined by applying the income approach; specifically, utilizing a multi-period excess earnings method. In addition, as a result of the Bisnode acquisition, we reclassified the net book value of previously recognized WWN relationships intangible asset related to the Bisnode relationship of $64.7 million to reacquired right, which is amortized over 15 years, together with the above-mentioned newly recognized reacquired right.
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
The fair values of the acquired assets and liabilities were subject to change within the one-year measurement period. We obtained information to determine the fair values of the net assets acquired at the acquisition date during the measurement period. Since the initial valuation reflected in our financial results as of March 31, 2021, we have adjusted fair value for certain intangible assets and right of use lease assets and liabilities based on updated information. An asset and liability were recognized for favorable and unfavorable lease terms, respectively, during the measurement period. In addition, we recorded adjustments to the deferred tax liability reflecting the changes of intangible asset fair value. Although we believe that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, the purchase price allocation is preliminary and is subject to revision as permitted by ASC 805, Business Combinations. The primary areas of the purchase price allocation that are not yet finalized are related to certain liabilities, valuation of deferred revenue, contingencies and deferred taxes. We will adjust the associated fair values if facts and circumstances arise that necessitate change. We expect to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date.
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

The table below sets forth the future amortization as of September 30, 2021 associated with intangible assets recognized as a result of the acquisition of Bisnode:

	Fourth quarter of 2021	2022	2023	2024	2025	Thereafter	Total
Reacquired right	$4.5	$18.0	$18.0	$18.0	$18.0	$180.3	$256.8
Technology	2.2	7.9	7.3	6.7	6.1	27.6	57.8
Customer relationship	4.9	17.8	15.8	13.8	11.8	29.4	93.5
Database	4.9	17.6	15.4	13.2	11.0	33.6	95.7
Total	$16.5	$61.3	$56.5	$51.7	$46.9	$270.9	$503.8

Unaudited Pro Forma Financial Information
The following pro forma statements of operations data presents the combined results of the Company and Bisnode, assuming that the acquisition had occurred on January 1, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Reported revenue	$541.9	$444.4	$1,567.3	$1,258.8
Pro forma adjustments:
Pre-acquisition revenue - Bisnode	—	97.4	4.6	287.8
Adjustments to Bisnode pre-acquisition revenue related to revenue received from Dun & Bradstreet Holdings, Inc.	—	(7.3)	—	(15.6)
Adjustments to Dun & Bradstreet revenue related to revenue received from Bisnode	—	(14.9)	—	(31.9)
Total pro forma revenue	$541.9	$519.6	$1,571.9	$1,499.1

Reported net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$16.6	$(16.3)	$(60.1)	$(182.4)
Pro forma adjustments - net of tax effect:
Pre-acquisition net income - Bisnode	—	1.7	0.8	17.8
Intangible amortization - net of tax benefits	(0.9)	(12.8)	(1.8)	(38.4)
Write off related to pre-existing relationship - net of tax benefits	—	—	2.3	(2.3)
Transaction costs - net of tax benefits	—	—	0.3	3.5
Pro forma net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$15.7	$(27.4)	$(58.5)	$(201.8)

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
The acquisitions were accounted for in accordance with ASC 805 “Business Combinations,” as purchase transactions, and accordingly, the assets and liabilities of both entities were recorded at their estimated fair values at the respective dates of the acquisitions. Transaction costs of $0.2 million were included in selling and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2020. We have included the financial results of Orb and coAction.com in our consolidated financial statements since their respective acquisition dates, and the results from each of these companies were not individually or in the aggregate material to our consolidated financial statements. We finalized the purchase price allocation as of December 31, 2020.

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

Computer Software and Goodwill:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Computer software	Goodwill
January 1, 2020	$382.2	$2,841.7
Acquisitions (1)	—	10.7
Additions at cost (2)	18.2	—
Amortization	(16.0)	—
Write-off	(0.2)	—
Other (5)	(4.9)	(3.7)
March 31, 2020	$379.3	$2,848.7
Additions at cost (2)	29.5	—
Amortization	(17.0)	—
Write-off	(0.1)	—
Other (5)	2.3	0.1
June 30, 2020	$394.0	$2,848.8
Acquisition	—	0.1
Additions at cost (2)	37.0	—
Amortization	(18.3)	—
Write-off	(0.2)	—
Other (5)	7.2	4.1
September 30, 2020	$419.7	$2,853.0

January 1, 2021	$437.0	$2,857.9
Acquisition (3)	65.0	488.4
Additions at cost (2)	42.2	—
Amortization	(24.5)	—
Write-off	(3.1)	—
Other (5)	(8.5)	(28.1)
March 31, 2021	$508.1	$3,318.2
Acquisition (3)	(1.0)	2.6
Additions at cost (2)	33.9	—
Amortization	(26.6)	—
Write-off	(0.7)	—
Other (5)	2.8	10.3
June 30, 2021	$516.5	$3,331.1
Additions at cost (2) (7)	46.0	—
Amortization	(30.7)	—
Write-off	(0.4)	—
Other (5)	(5.8)	(12.4)
September 30, 2021	$525.6	$3,318.7

Other Intangibles:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Customer relationships	Reacquired rights	Database	Indefinite-lived intangibles	Other intangibles	Total
January 1, 2020	$2,162.7	$—	$1,550.6	$1,275.8	$265.4	$5,254.5
Acquisitions (1)	2.4	—	—	—	6.8	9.2
Additions at cost	—	—	—	—	0.1	0.1
Amortization	(64.9)	—	(46.2)	—	(5.0)	(116.1)
Other (5)	(3.9)	—	—	—	(9.4)	(13.3)
March 31, 2020	$2,096.3	$—	$1,504.4	$1,275.8	$257.9	$5,134.4
Additions at cost	—	—	—	—	0.2	0.2
Amortization	(63.3)	—	(45.0)	—	(5.0)	(113.3)
Other (5)	—	—	—	—	(0.1)	(0.1)
June 30, 2020	$2,033.0	$—	$1,459.4	$1,275.8	$253.0	$5,021.2
Additions at cost	—	—	—	—	0.3	0.3
Amortization	(63.4)	—	(45.0)	—	(5.1)	(113.5)
Other (5)	3.0	—	—	—	5.6	8.6
September 30, 2020	$1,972.6	$—	$1,414.4	$1,275.8	$253.8	$4,916.6

January 1, 2021	$1,912.9	$—	$1,369.4	$1,275.8	$256.7	$4,814.8
Acquisition (3)	106.0	271.0	116.0	—	—	493.0
Additions at cost	—	—	—	—	0.2	0.2
Amortization	(65.6)	(5.0)	(47.8)	—	(4.0)	(122.4)
WWN relationship transfer (4)	—	64.7	—	—	(64.7)	—
Other (5)	(5.4)	(14.3)	(6.3)	—	(1.9)	(27.9)
March 31, 2021	$1,947.9	$316.4	$1,431.3	$1,275.8	$186.3	$5,157.7
Acquisition (3)	2.0	(1.0)	(5.0)	—	—	(4.0)
Additions at cost (6)	—	—	—	—	7.3	7.3
Amortization	(64.5)	(7.4)	(47.0)	—	(4.0)	(122.9)
Other (5)	2.5	4.1	2.4	—	0.2	9.2
June 30, 2021	$1,887.9	$312.1	$1,381.7	$1,275.8	$189.8	$5,047.3
Additions at cost	—	—	—	—	0.2	0.2
Amortization	(64.3)	(7.2)	(46.9)	—	(4.2)	(122.6)
Other (5)	(3.4)	(7.3)	(2.4)	—	(1.9)	(15.0)
September 30, 2021	$1,820.2	$297.6	$1,332.4	$1,275.8	$183.9	$4,909.9
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
(7)Including $10.4 million non-cash investment of which $7.9 million and $2.5 million were reflected in "Other accrued and short-term liability" and "Other non-current liability", respectively, as of September 30, 2021.
Note 16 -- Segment Information

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
We use adjusted EBITDA as the primary profitability measure for making decisions regarding ongoing operations. We define adjusted EBITDA as net income (loss) attributable to Dun & Bradstreet Holdings, Inc. excluding the following items: (i) depreciation and amortization; (ii) interest expense and income; (iii) income tax benefit or provision; (iv) other expenses or income; (v) equity in net income of affiliates; (vi) net income attributable to non-controlling interests; (vii) dividends allocated to preferred stockholders; (viii) other incremental or reduced expenses and revenue from the application of purchase accounting (e.g. commission asset amortization) and acquisitions; (ix) equity-based compensation; (x) restructuring charges; (xi) merger and acquisition-related operating costs; (xii) transition costs primarily consisting of non-recurring incentive expenses associated with our synergy program; (xiii) legal reserve and costs associated with significant legal and regulatory matters; and (xiv) asset impairment.
Our client solution sets are Finance & Risk and Sales & Marketing. Inter-segment sales are immaterial, and no single client accounted for 10% or more of our total revenue.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue:
North America	$374.1	$363.0	$1,070.7	$1,058.9
International	167.8	82.4	501.4	220.4
Corporate and other (1)	—	(1.0)	(4.8)	(20.5)
Consolidated total	$541.9	$444.4	$1,567.3	$1,258.8
(1)Revenue for Corporate and other for the nine months ended September 30, 2021 primarily represents adjustments recorded in accordance with GAAP to the International segment due to the timing of the completion of the Bisnode acquisition. Revenue for Corporate and other for the three and nine months ended September 30, 2020 represents deferred revenue purchase accounting adjustments recorded in accordance with GAAP related to the Take-Private Transaction and various acquisitions in 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Adjusted EBITDA:
North America	$185.5	$183.7	$504.0	$498.6
International	54.0	28.0	148.1	72.0
Corporate and other	(19.1)	(15.4)	(47.7)	(63.1)
Consolidated total	$220.4	$196.3	$604.4	$507.5
Depreciation and amortization	(156.7)	(134.3)	(458.7)	(401.4)
Interest expense - net	(48.1)	(60.7)	(144.7)	(221.2)
Dividends allocated to preferred stockholders	—	—	—	(64.1)
Benefit (provision) for income taxes	2.8	9.1	(30.4)	111.0
Other income (expense) - net	13.3	(8.8)	32.5	(42.4)
Equity in net income of affiliates	0.7	0.6	2.0	1.9
Net income (loss) attributable to non-controlling interest	(1.6)	(2.0)	(4.2)	(3.6)
Other incremental or reduced expenses and revenue from the application of purchase accounting and acquisitions	4.0	4.6	8.9	14.4
Equity-based compensation	(9.0)	(9.7)	(23.7)	(38.6)
Restructuring charges	(4.8)	(4.4)	(20.7)	(16.3)
Merger and acquisition-related operating costs	(2.1)	(2.3)	(7.2)	(6.7)
Transition costs	(1.7)	(4.4)	(5.6)	(22.3)
Legal reserve associated with significant legal and regulatory matters	(0.5)	—	(11.1)	—
Asset impairment	(0.1)	(0.3)	(1.6)	(0.6)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$16.6	$(16.3)	$(60.1)	$(182.4)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Depreciation and amortization:
North America	$16.6	$11.9	$43.8	$33.9
International	3.2	2.2	8.8	5.9
Total segments	19.8	14.1	52.6	39.8
Corporate and other (1)	136.9	120.2	406.1	361.6
Consolidated total	$156.7	$134.3	$458.7	$401.4
Capital expenditures:
North America (2)	$2.8	$1.8	$81.1	$3.2
International	1.4	2.4	3.6	4.8
Total segments	4.2	4.2	84.7	8.0
Corporate and other	—	—	0.1	0.1
Consolidated total	$4.2	$4.2	$84.8	$8.1
Additions to computer software and other intangibles:
North America (3) (4)	$30.3	$34.7	$92.7	$79.0
International	5.2	2.1	18.9	4.9
Total segments	35.5	36.8	111.6	83.9
Corporate and other	0.3	0.4	0.7	1.4
Consolidated total	$35.8	$37.2	$112.3	$85.3

(1)Depreciation and amortization for Corporate and other includes incremental amortization resulting from acquisitions.
(2)The increase in capital expenditures for North America for the nine months ended September 30, 2021 was primarily due to the $76.6 million purchase of an office building for our new global headquarters office in June 2021. See Note 15 for further discussion.
(3)In-place lease intangibles of $7.1 million for the nine months ended September 30, 2021 related to the building purchase for our new global headquarters office are included in capital expenditures. See Note (2) above.
(4)Including $10.4 million non-cash investment for the three and nine months ended September 30, 2021, of which $7.9 million and $2.5 million were reflected in "Other accrued and short-term liability" and "Other non-current liability", respectively, as of September 30, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Supplemental Geographic and Customer Solution Set Information:

	September 30, 2021	December 31, 2020
Assets:
North America	$7,965.2	$8,522.9
International	1,782.1	697.4
Consolidated total	$9,747.3	$9,220.3

Goodwill:
North America	$2,745.5	$2,745.5
International	573.2	112.4
Consolidated total	$3,318.7	$2,857.9
Other intangibles:
North America	$4,239.4	$4,534.5
International	670.5	280.3
Consolidated total	$4,909.9	$4,814.8
Other long-lived assets (excluding deferred income tax):
North America	$658.4	$562.9
International	194.9	96.2
Consolidated total	$853.3	$659.1
Total long-lived assets	$9,081.9	$8,331.8

	Three months ended September 30,		Nine months ended September 30,
Customer Solution Set Revenue:	2021	2020	2021	2020

North America (1):
Finance & Risk	$214.0	$206.6	$604.2	$593.2
Sales & Marketing	160.1	156.4	466.5	465.7
Total North America	$374.1	$363.0	$1,070.7	$1,058.9
International:
Finance & Risk	$108.7	$67.6	$320.1	$180.3
Sales & Marketing	59.1	14.8	181.3	40.1
Total International	$167.8	$82.4	$501.4	$220.4
Corporate and other:
Finance & Risk	$—	$(0.4)	$(2.3)	$(10.6)
Sales & Marketing	—	(0.6)	(2.5)	(9.9)
Total Corporate and other	$—	$(1.0)	$(4.8)	$(20.5)
Total Revenue:
Finance & Risk	$322.7	$273.8	$922.0	$762.9
Sales & Marketing	219.2	170.6	645.3	495.9
Total Revenue	$541.9	$444.4	$1,567.3	$1,258.8

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
Our Chief Executive Officer Anthony Jabbour also serves as the Chairman and Chief Executive Officer of Black Knight and a member of the board of directors of Paysafe Limited ("Paysafe"). Stephen C. Daffron, co-founder of Motive Partners, served as our President and Chief Operating Officer until May 2021. Additionally, William P. Foley II, our Chairman of the board, also serves as Chairman of Cannae Holdings and formerly served as Chairman of Black Knight. Richard N. Massey, a member of the Company’s board of directors, serves as Chief Executive Officer and as a director of Cannae Holdings. Certain of our key employees have dual responsibilities among the Investor Consortium.
In June 2021, we entered into a five-year agreement with Black Knight. Pursuant to the agreement, D&B will receive total data license fees of approximately $24 million over a five-year period. Also over the five-year period, Black Knight is engaged to provide certain products and data, as well as professional services for an aggregate fee of approximately $34 million. In addition, D&B and Black Knight will jointly market certain solutions and data. The agreement was approved by our Audit Committee. We recognized $3.2 million of revenue for the nine months ended September 30, 2021 and operating expenses of $0.5 million for both the three and nine months ended September 30, 2021. As of September 30, 2021, we included deferred revenue from Black Knight of $1.3 million and a liability to Black Knight of $3.4 million, of which $0.9 million was within "Other accrued and current liabilities" and $2.5 million was within "Other non-current liabilities."

In September 2021, we entered into a 10-year agreement with Paysafe. Pursuant to the agreement, D&B will provide data license and risk management solution services to Paysafe. The agreement is cancellable by either party without penalty at each annual anniversary of the contract effective date by providing written notice not less than 90 days prior to the anniversary date. The agreement was approved by our Audit Committee. In connection with the agreements associated with Paysafe, we recognized revenue of $3.9 million for both the three and nine months ended September 30, 2021. As of September 30, 2021, we included a receivable from Paysafe of $3.9 million within "Accounts receivable."

In November 2020, we entered into a consulting service agreement with Black Knight. The agreement is cancellable upon mutual agreement. Pursuant to the agreement, Black Knight provides the Company consulting services, in exchange for fees in an amount equal to Black Knight's cost plus ten percent markup. We recorded $0.1 million consulting fees to Black Knight for the nine months ended September 30, 2021.
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

In connection with the IPO transaction, the Originating Sponsors agreed to waive certain anti-dilution rights they had pursuant to the Star Parent Partnership Agreement and to terminate such provision following the offering. In exchange for such

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

waiver and termination, we made a payment of $30.0 million to the Originating Sponsors upon the closing of the IPO transaction on July 6, 2020. In addition, on June 30, 2020, each of Mr. Foley and Mr. Chu received options to purchase 2,080,000 shares of our common stock at an exercise price equal to the initial public offering price. The options were fully vested upon grant. The options were valued at $20.0 million, which was included in Selling & Administrative Expenses for the nine months ended September 30, 2020.

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

Note 18 - Subsequent Events

On November 3, 2021, we entered into a definitive agreement to acquire 100% of the outstanding ownership interests in Eyeota Holdings Pte Ltd ("Eyeota"), a global online and offline data onboarding and transformation company, for an estimated purchase price of approximately $165 million upon closing subject to net working capital adjustment.

On November 3, 2021, we entered into a definitive agreement to acquire 100% of the outstanding ownership interests in NetWise Data, LLC ("NetWise), a provider of business to business and business to consumer identity graph and audience targeting data, for an estimated purchase price of approximately $69 million upon closing subject to net working capital adjustment.

The Eyeota transaction is expected to close by November 5, 2021 and the NetWise transaction is expected to close in the fourth quarter of 2021. We expect the acquisitions will enable us to offer a holistic audience solutions platform to clients by providing a combination of data, technology and insights that help our clients better build target audiences for activating campaigns on a global scale. We will account for the transactions in accordance with ASC 805, "Business Combinations," and accordingly the assets and liabilities will be recorded at their estimated fair values at the date of acquisition.

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
The risks and uncertainties that forward-looking statements are subject to include, but are not limited to: (i) an outbreak of disease, global or localized health pandemic or epidemic, or the fear of such an event (such as the COVID-19 global pandemic), including the global economic uncertainty and measures taken in response; (ii) the short- and long-term effects of the COVID-19 global pandemic, including the pace of recovery or any future resurgence; (iii) our ability to implement and execute our strategic plans to transform the business; (iv) our ability to develop or sell solutions in a timely manner or maintain client relationships; (v) competition for our solutions; (vi) harm to our brand and reputation; (vii) unfavorable global economic conditions; (vi) risks associated with operating and expanding internationally; (ix) failure to prevent cybersecurity incidents or the perception that confidential information is not secure; (x) failure in the integrity of our data or systems; (xi) system failures and personnel disruptions, which could delay the delivery of our solutions to our clients; (xii) loss of access to data sources or ability to transfer data across the data sources in markets we operate; (xiii) failure of our software vendors and network and cloud providers to perform as expected or if our relationship is terminated; (xiv) loss or diminution of one or more of our key clients, business partners or government contracts; (xv) dependence on strategic alliances, joint ventures and acquisitions to grow our business; (xvi) our ability to protect our intellectual property adequately or cost-effectively; (xvii) claims for intellectual property infringement; (xviii) interruptions, delays or outages to subscription or payment processing platforms; (xix) risks related to acquiring and integrating businesses and divestitures of existing businesses; (xx) our ability to retain members of the senior leadership team and attract and retain skilled employees; (xxi) compliance with governmental laws and regulations; (xxii) risks associated with our structure and status as a "controlled company;" and (xxiii) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in our consolidated financial statements for the year ended December 31, 2020, included in our Annual Report of Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2021, our other Quarterly Reports and the Company’s other reports or documents filed with the SEC.

The following discussion and analysis of Dun & Bradstreet Holdings, Inc.’s financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report of Form 10-K filed with the Securities and Exchange Commission on February 25, 2021. References in this discussion and analysis to “the Company,” “Dun & Bradstreet,” “D&B,” “we,” “us” and “our” refer to Dun & Bradstreet Holdings, Inc. and its subsidiaries.
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
Historically our consolidated financial statements which have a year-end of December 31, reflected results of subsidiaries outside of North America on a one-month lag with a year-end of November 30. Effective January 1, 2021, we eliminated the one-month reporting lag for our subsidiaries outside of North America and aligned the year-end for all subsidiaries to December 31. The elimination of this reporting lag represented a change in accounting principle, which the Company believes to be preferable as it provides investors with the most current information. This change in accounting policy was applied retrospectively to all periods since February 8, 2019 ("Successor periods") after the Take-Private Transaction. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2020, and the Unaudited Condensed Consolidated Statement of Operations and comprehensive Income (Loss) for the three and nine months ended September 30, 2020 have been recast to reflect this change in accounting policy. See Note 1 to the condensed consolidated financial statements for further discussion.

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
COVID-19 Impact
The global coronavirus (“COVID-19”) pandemic has caused disruptions in supply chains, affecting workforce, production and sales across the world, leading to disruptions and volatility in the global financial markets and economy. Given the continuously evolving and unpredictable nature of the coronavirus, particularly in light of variant strains of the virus, there remains considerable continuing uncertainty regarding the extent of the impact and the duration of the pandemic. The extent of the ultimate impact of COVID-19 on our operational and financial performance depends on future developments and the effects on our clients and vendors, all of which are uncertain at this time and cannot be predicted. Further discussion regarding the impact of the pandemic to our operations for the three and nine months ended September 30, 2021 is provided within this MD&A section.
Since March 2020, substantially all of our employees have been working from home. Starting in July 2021, we began a process of re-opening certain offices in stages on a limited basis. We continue to follow the requirements and protocols published by the U.S. Centers for Disease Control, the World Health Organization and country, state and local governments. We continue to serve our clients with the high level of service they have come to expect from us. Our transition to working from home has been successful and has not significantly affected our operations.

While our results of operations, financial condition, and cash flows for the three and nine months ended September 30, 2021 have not been materially affected, our Credibility business in our Finance & Risk business has been impacted by COVID-19 as discussed further within the revenue section of MD&A. In addition, we continue to experience longer collection cycles for certain groups of customers. As a result, we considered our current expectations of future economic conditions, including the impact of COVID-19, when estimating our allowance for doubtful accounts.
Given the economic conditions, we continue to carefully monitor the COVID-19 pandemic and its impact on our business including, but not limited to, implementing additional operational processes to monitor customer sales and collections, taking precautionary measures to ensure sufficient liquidity and adjusting operations to ensure business continuity. While our productivity and financial performance for the three and nine months ended September 30, 2021 have not been impacted materially by the pandemic, the ultimate impact will be difficult to predict and depends on, among many factors, the duration of the pandemic, the speed and nature of recovery and its ultimate impact to our customers, vendors, and the financial markets. While near-term uncertainty caused by the COVID-19 pandemic remains, particularly in light of variant strains of the virus, we expect to see improvements in market conditions generally as vaccines become more widely available. The timing and availability of vaccines will be different around the world, and therefore we believe the pace of the recovery will vary by geography depending on both vaccine distribution and other macroeconomic factors. We will remain flexible so that we can adjust to near-term uncertainties while we continue to move forward.
CARES Act
In response to liquidity issues that businesses are facing as a result of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act" or "Act") was signed into law on March 27, 2020 by the U.S. government. Among other relief, the Act provides assistance to businesses through the modification of rules related to net operating losses and interest expense deductions. Many of these modifications are designed to provide critical cash flow and liquidity to businesses during the COVID-19 pandemic, including allowing the amendment of prior tax returns to obtain tax refunds. The Act also allows for the deferral of 2020 employer FICA payroll taxes to 2021 and 2022 as well as delaying any federal tax payments due April 15, 2020 and June 15, 2020 until July 15, 2020. The Company utilized the relief opportunities provided by the Act. The application of the Act resulted in a net cash benefit of $98.4 million, for which we recorded a tax benefit of $0.1 million and $0.7 million for the three and nine months ended September 30, 2021, respectively, and a tax benefit of $4.1 million and $57.8 million for the three and nine months ended September 30, 2020, respectively. We also deferred 2020 FICA payroll tax payments of $9.5 million, which have been fully paid in the third quarter of 2021.

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

Results of Operations

GAAP Results (amounts in millions except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	$541.9	$444.4	$1,567.3	$1,258.8
Operating expenses	159.4	128.5	487.6	403.9
Selling and administrative expenses	171.5	131.7	515.6	401.2
Depreciation and amortization	156.7	134.3	458.7	401.4
Restructuring charges	4.8	4.4	20.7	16.3
Operating costs	492.4	398.9	1,482.6	1,222.8
Operating income (loss)	49.5	45.5	84.7	36.0
Interest income	0.2	0.1	0.5	0.6
Interest expense	(48.3)	(60.8)	(145.2)	(221.8)
Other income (expense) - net	13.3	(8.8)	32.5	(42.4)
Non-operating income (expense) - net	(34.8)	(69.5)	(112.2)	(263.6)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	14.7	(24.0)	(27.5)	(227.6)
Less: provision (benefit) for income taxes	(2.8)	(9.1)	30.4	(111.0)
Equity in net income of affiliates	0.7	0.6	2.0	1.9
Net income (loss)	18.2	(14.3)	(55.9)	(114.7)
Less: net (income) loss attributable to the non-controlling interest	(1.6)	(2.0)	(4.2)	(3.6)
Less: dividends allocated to preferred stockholders	—	—	—	(64.1)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$16.6	$(16.3)	$(60.1)	$(182.4)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$0.04	$(0.04)	$(0.14)	$(0.52)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$0.04	$(0.04)	$(0.14)	$(0.52)
Weighted average number of shares outstanding-basic	428.6	415.7	428.7	348.5
Weighted average number of shares outstanding-diluted	428.7	415.7	428.7	348.5

The table below sets forth our key performance measures for the periods indicated (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Non - GAAP Financial Measures
Adjusted revenue (a)	$541.9	$444.4	$1,571.9	$1,258.8
Organic revenue (a)	$462.5	$445.0	$1,318.2	$1,264.3
Adjusted EBITDA (a)	$220.4	$196.3	$604.4	$507.5
Adjusted EBITDA margin (a)	40.7%	44.2%	38.5%	40.3%
Adjusted net income (a)	$123.4	$101.2	$329.2	$231.9
Adjusted earnings per share (a)	$0.29	$0.24	$0.77	$0.67
(a) Including impact of deferred revenue purchase accounting adjustments:
Impact to adjusted revenue, organic revenue and adjusted EBITDA	$—	$(1.0)	$(0.2)	$(20.5)
Impact to adjusted EBITDA margin	—%	(0.1)%	—%	(1.0)%
Net impact to adjusted net income	$—	$(0.7)	$(0.2)	$(15.2)
Net impact to adjusted earnings per share	$—	$—	$—	$(0.04)
Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
GAAP revenue	$541.9	$444.4	$1,567.3	$1,258.8
Revenue adjustment due to the Bisnode acquisition close timing	—	—	4.6	—
Adjusted revenue (a)	$541.9	$444.4	$1,571.9	$1,258.8
Foreign currency impact	1.1	0.6	(1.5)	5.5
Adjusted revenue before the effect of foreign currency (a)	$543.0	$445.0	$1,570.4	$1,264.3
Net revenue from Bisnode acquisition - before the effect of foreign currency	(80.5)	—	(252.2)	—
Organic revenue - before the effect of foreign currency (a)	$462.5	$445.0	$1,318.2	$1,264.3

North America	$374.1	$363.0	$1,070.7	$1,058.9
International	167.8	82.4	501.4	220.4
Segment revenue	$541.9	$445.4	$1,572.1	$1,279.3
Corporate and other (a)	—	(1.0)	(0.2)	(20.5)
Foreign currency impact	1.1	0.6	(1.5)	5.5
Adjusted revenue before the effect of foreign currency (a)	$543.0	$445.0	$1,570.4	$1,264.3
Net revenue from Bisnode acquisition - before the effect of foreign currency	(80.5)	—	(252.2)	—
Organic revenue - before the effect of foreign currency (a)	$462.5	$445.0	$1,318.2	$1,264.3

(a) Including impact of deferred revenue purchase accounting adjustments	$—	$(1.0)	$(0.2)	$(20.5)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$16.6	$(16.3)	$(60.1)	$(182.4)
Depreciation and amortization	156.7	134.3	458.7	401.4
Interest expense - net	48.1	60.7	144.7	221.2
(Benefit) provision for income tax - net	(2.8)	(9.1)	30.4	(111.0)
EBITDA	218.6	169.6	573.7	329.2
Other income (expense) - net	(13.3)	8.8	(32.5)	42.4
Equity in net income of affiliates	(0.7)	(0.6)	(2.0)	(1.9)
Net income (loss) attributable to non-controlling interest	1.6	2.0	4.2	3.6
Dividends allocated to preferred stockholders	—	—	—	64.1
Other incremental or reduced expenses and revenue from the application of purchase accounting and acquisitions	(4.0)	(4.6)	(8.9)	(14.4)
Equity-based compensation	9.0	9.7	23.7	38.6
Restructuring charges	4.8	4.4	20.7	16.3
Merger and acquisition-related operating costs	2.1	2.3	7.2	6.7
Transition costs	1.7	4.4	5.6	22.3
Legal expense associated with significant legal and regulatory matters	0.5	—	11.1	—
Asset impairment	0.1	0.3	1.6	0.6
Adjusted EBITDA	$220.4	$196.3	$604.4	$507.5

North America	$185.5	$183.7	$504.0	$498.6
International	54.0	28.0	148.1	72.0
Corporate and other (a)	(19.1)	(15.4)	(47.7)	(63.1)
Adjusted EBITDA (a)	$220.4	$196.3	$604.4	$507.5
Adjusted EBITDA Margin (a)	40.7%	44.2%	38.5%	40.3%
(a) Including impact of deferred revenue purchase accounting adjustments:
Impact to adjusted EBITDA	$—	$(1.0)	$(0.2)	$(20.5)
Impact to adjusted EBITDA margin	—%	(0.1)%	—%	(1.0)%

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$16.6	$(16.3)	$(60.1)	$(182.4)
Dividends allocated to preferred stockholders	—	—	—	64.1
Incremental amortization of intangible assets resulting from the application of purchase accounting	135.0	118.2	400.1	355.8
Other incremental or reduced expenses and revenue from the application of purchase accounting and acquisitions	(4.0)	(4.6)	(8.9)	(14.4)
Equity-based compensation	9.0	9.7	23.7	38.6
Restructuring charges	4.8	4.4	20.7	16.3
Merger and acquisition-related operating costs	2.1	2.3	7.2	6.7
Transition costs	1.7	4.4	5.6	22.3
Legal expense and costs associated with significant legal and regulatory matters	0.5	—	11.1	—
Change in fair value of make-whole derivative liability	—	—	—	32.8
Asset impairment	0.1	0.3	1.6	0.6
Merger and acquisition-related non-operating costs	—	—	2.3	—
Debt refinancing and extinguishment costs	—	25.8	1.1	74.1
Tax impact of the CARES Act	(0.1)	(4.1)	(0.8)	(57.8)
Tax effect of the non-GAAP adjustments	(42.3)	(38.9)	(74.4)	(124.8)
Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (a)	$123.4	$101.2	$329.2	$231.9
Adjusted diluted earnings (loss) per share of common stock	$0.29	$0.24	$0.77	$0.67
Weighted average number of shares outstanding - diluted	428.7	416.3	428.8	348.6

(a) Including impact of deferred revenue purchase accounting adjustments:
Pre-tax impact	$—	$(1.0)	$(0.2)	$(20.5)
Tax impact	—	0.3	—	5.3
Net impact to adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$—	$(0.7)	$(0.2)	$(15.2)
Net impact to adjusted diluted earnings (loss) per share of common stock	$—	$—	$—	$(0.04)

Revenue
Three months ended September 30, 2021 versus Three months ended September 30, 2020
Total revenue and adjusted revenue were $541.9 million for the three months ended September 30, 2021, compared to $444.4 million for the three months ended September 30, 2020, an increase of $97.5 million, or 22% (both after and before the effect of foreign exchange). Excluding the negative impact of foreign exchange of $0.5 million, the increase in revenue of $98.0 million was primarily due to the net impact of the Bisnode acquisition which contributed net revenue of $80.5 million.
Excluding the net impact of the Bisnode acquisition, total organic revenue increased $17.5 million, or 4%, as driven by increased demand for our solutions in our North America and International segments. The changes in revenue are discussed further in the segment level discussion below.
Nine months ended September 30, 2021 versus Nine months ended September 30, 2020
Total revenue was $1,567.3 million for the nine months ended September 30, 2021, compared to $1,258.8 million for the nine months ended September 30, 2020, an increase of $308.5 million, or 25% (24% before the effect of foreign exchange). Excluding the positive impact of foreign exchange of $7.0 million, the increase in revenue of $301.5 million was largely due to the net impact of the Bisnode acquisition which contributed net revenue of $252.2 million. Adjusted revenue increased $313.1 million, or 25% (24% before the effect of foreign exchange) for the nine months ended September 30, 2021, compared to the prior year period.
Excluding the net impact of the Bisnode acquisition, total organic revenue increased $53.9 million, or 4%, primarily reflecting growth across both of our segments and the net impact of deferred revenue purchase accounting adjustment of $20.3 million. The changes in revenue are discussed further in the segment level discussion below.

Revenue by segment was as follows (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	$ Increase (decrease)	% Increase (decrease)	2021	2020	$ Increase (decrease)	% Increase (decrease)
North America:
Finance & Risk	$214.0	$206.6	$7.4	4%	$604.2	$593.2	$11.0	2%
Sales & Marketing	160.1	156.4	3.7	2%	466.5	465.7	0.8	< 1%
Total North America	$374.1	$363.0	$11.1	3%	$1,070.7	$1,058.9	$11.8	1%
International:
Finance & Risk	$108.7	$67.6	$41.1	61%	$320.1	$180.3	$139.8	78%
Sales & Marketing	59.1	14.8	44.3	300%	181.3	40.1	141.2	352%
Total International	$167.8	$82.4	$85.4	104%	$501.4	$220.4	$281.0	128%
Corporate and other:
Finance & Risk	$—	$(0.4)	$0.4	**	$(2.3)	$(10.6)	$8.3	**
Sales & Marketing	—	(0.6)	0.6	**	(2.5)	(9.9)	7.4	**
Total Corporate and other	$—	$(1.0)	$1.0	**	$(4.8)	$(20.5)	$15.7	**
Total Revenue:
Finance & Risk	$322.7	$273.8	$48.9	18%	$922.0	$762.9	$159.1	21%
Sales & Marketing	219.2	170.6	48.6	28%	645.3	495.9	149.4	30%
Total Revenue	$541.9	$444.4	$97.5	22%	$1,567.3	$1,258.8	$308.5	25%

** Not meaningful

North America Segment
For the three months ended September 30, 2021, North America revenue increased $11.1 million, or 3% (both after and before the effect of foreign exchange) compared to the three months ended September 30, 2020. North America revenue was negatively impacted by the acquisition of Bisnode with post acquisition sales treated as intercompany revenue. Excluding the positive impact of foreign exchange of $0.4 million and the negative impact of the Bisnode acquisition of $1.4 million, North America organic revenue increased $12.1 million, or 3%. See further discussion below on revenue by solutions.
For the nine months ended September 30, 2021, North America revenue increased $11.8 million, or 1% (both after and before the effect of foreign exchange) compared to the nine months ended September 30, 2020. North America revenue was negatively impacted by the acquisition of Bisnode with post acquisition sales treated as intercompany revenue. Excluding the positive impact of foreign exchange of $1.7 million and the negative impact of the Bisnode acquisition of $3.9 million, North America organic revenue increased $14.0 million, or 1%. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended September 30, 2021, North America Finance & Risk revenue increased $7.4 million, or 4% (3% before the effect of foreign exchange) compared to the three months ended September 30, 2020. Excluding the positive impact of foreign exchange of $0.3 million and the negative impact of $1.2 million related to the Bisnode acquisition, organic revenue increased $8.3 million, or 4% largely due to growth from our Risk solutions and Finance solutions primarily attributable to new business and increased spend of existing customers.
For the nine months ended September 30, 2021, North America Finance & Risk revenue increased $11.0 million, or 2% (both after and before the effect of foreign exchange) compared to the nine months ended September 30, 2020. Excluding the positive impact of foreign exchange of $1.2 million and the negative impact of $3.3 million related to the Bisnode acquisition, organic revenue increased $13.1 million, or 2% primarily due to a net increase in revenue across our Risk solutions of approximately $17 million largely attributable to new business partially offset by lower revenue of approximately $3 million mainly attributable to the impact of COVID-19 early in this year.

Sales & Marketing
For the three months ended September 30, 2021, North America Sales & Marketing revenue increased $3.7 million, or 2% (both after and before the effect of foreign exchange) compared to the three months ended September 30, 2020. Excluding the positive impact of foreign exchange of $0.1 million and the negative impact of $0.2 million related to the Bisnode acquisition, organic revenue increased $3.8 million, or 2% primarily driven by a net increase in revenue across our Sales & Marketing solutions of approximately $6 million largely attributable to higher data sales, partially offset by lower royalty revenue of approximately $2 million from the Data.com legacy partnership.
For the nine months ended September 30, 2021, North America Sales & Marketing revenue increased $0.8 million, or less than 1% (both after and before the effect of foreign exchange) compared to the nine months ended September 30, 2020. Excluding the positive impact of foreign exchange of $0.5 million and the negative impact of $0.6 million related to the Bisnode acquisition, organic revenue increased $0.9 million, or less than 1% primarily driven by a net increase in revenue across our Sales & Marketing solutions of approximately $12 million largely attributable to higher data sales, partially offset by lower royalty revenue of approximately $11 million from the Data.com legacy partnership.

International Segment
For the three months ended September 30, 2021, International revenue increased $85.4 million, or 104% (105% before the effect of foreign exchange) compared to the three months ended September 30, 2020. Excluding the negative impact of foreign exchange of $0.9 million, increased revenue of $86.3 million was primarily due to the net impact of the Bisnode acquisition which contributed revenue of $81.8 million. Excluding the net impact of the Bisnode acquisition, International organic revenue increased $4.5 million, or 5%. See further discussion below on revenue by solutions.
For the nine months ended September 30, 2021, International revenue increased $281.0 million, or 128% (123% before the effect of foreign exchange) compared to the nine months ended September 30, 2020. Excluding the positive impact of foreign exchange of $5.2 million, increased revenue of $275.8 million was primarily due to the net impact of the Bisnode acquisition which contributed revenue of $256.1 million. Excluding the net impact of the Bisnode acquisition, International organic revenue increased $19.7 million, or 9%. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended September 30, 2021, International Finance & Risk revenue increased $41.1 million, or 61% (both after and before the effect of foreign exchange) compared to the three months ended September 30, 2020. Excluding the negative impact of foreign exchange of less than $0.1 million, the $41.1 million increase in revenue was primarily driven by net revenue of $39.8 million due to the acquisition of Bisnode. Excluding the impact of Bisnode acquisition, organic revenue from International Finance & Risk solutions increased $1.3 million, or 2%. All markets experienced positive growth, including higher revenue of approximately $1 million from our Asian markets, driven by localized offerings in India and growth from D&B Credit in Greater China.
For the nine months ended September 30, 2021, International Finance & Risk revenue increased $139.8 million, or 78% (74% before the effect of foreign exchange) compared to the nine months ended September 30, 2020. Excluding the positive impact of foreign exchange of $4.9 million, the $134.9 million increase in revenue was primarily driven by net revenue of $123.6 million due to the acquisition of Bisnode. Excluding the impact of Bisnode acquisition, organic revenue from International Finance & Risk solutions increased $11.3 million, or 6%. All markets experienced positive growth, including higher revenue of approximately $5 million from WWN alliances due to higher cross border data fees and product royalties and higher revenue of approximately $4 million across our U.K. and Greater China markets attributable to growth from our Risk offerings.

Sales and Marketing
For the three months ended September 30, 2021, International Sales & Marketing revenue increased $44.3 million, or 300% (307% before the effect of foreign exchange) compared to the three months ended September 30, 2020. Excluding the negative impact of foreign exchange of $0.9 million, the $45.2 million increase in revenue was primarily driven by net revenue of $42.0 million due to the acquisition of Bisnode. Excluding the impact of the Bisnode acquisition, organic revenue from International Sales and Marketing solutions increased $3.2 million, or 22%. All markets experienced positive growth, including higher revenue of approximately $2 million from our U.K. and Greater China markets attributable to multiple recently launched products and higher data sales as well as $1 million from WWN due to higher product royalties from partners.

For the nine months ended September 30, 2021, International Sales & Marketing revenue increased $141.2 million, or 352% (346% before the effect of foreign exchange) compared to the nine months ended September 30, 2020. Excluding the positive impact of foreign exchange of $0.3 million, the $140.9 million increase in revenue was primarily driven by net revenue of $132.5 million due to the acquisition of Bisnode. Excluding the impact of the Bisnode acquisition, organic revenue from International Sales and Marketing solutions increased $8.4 million, or 21%. All markets experienced positive growth, including higher revenue from API offerings across our U.K. and Greater China markets of approximately $5 million and increased revenue from WWN product royalties of approximately $3 million.
Consolidated Operating Costs
Consolidated operating costs were as follows (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	$ Increase (decrease)	% Increase (decrease)	2021	2020	$ Increase (decrease)	% Increase (decrease)
Operating expenses	$159.4	$128.5	$30.9	24%	$487.6	$403.9	$83.7	21%
Selling and administrative expenses	171.5	131.7	39.8	30%	515.6	401.2	114.4	28%
Depreciation and amortization	156.7	134.3	22.4	17%	458.7	401.4	57.3	14%
Restructuring charges	4.8	4.4	0.4	9%	20.7	16.3	4.4	27%
Operating costs	$492.4	$398.9	$93.5	23%	$1,482.6	$1,222.8	$259.8	21%
Operating income (loss)	$49.5	$45.5	$4.0	9%	$84.7	$36.0	$48.7	136%

Operating Expenses
Operating expenses were $159.4 million for the three months ended September 30, 2021, an increase of $30.9 million, or 24%, compared to the three months ended September 30, 2020, primarily due to increased costs of $27.6 million from the acquisition of Bisnode, which closed on January 8, 2021. Excluding the impact of the Bisnode acquisition, operating expenses increased $3.3 million, or 3% for the three months ended September 30, 2021, compared to the prior year quarter, primarily due to higher data and data processing costs of approximately $2 million.
Operating expenses were $487.6 million for the nine months ended September 30, 2021, an increase of $83.7 million, or 21%, compared to the nine months ended September 30, 2020, primarily due to increased costs of $89.7 million from the acquisition of Bisnode, which closed on January 8, 2021. Excluding the impact of the Bisnode acquisition, operating expenses decreased $6.0 million, or 1% for the nine months ended September 30, 2021, compared to the prior year period, primarily due to lower net personnel costs of approximately $10 million, partially offset by higher data and data processing costs of $4 million.
Selling and Administrative Expenses
Selling and administrative expenses were $171.5 million for the three months ended September 30, 2021, an increase of $39.8 million, or 30%, compared to the three months ended September 30, 2020, primarily due to increased costs of $36.6 million from the acquisition of Bisnode. Excluding the impact of the Bisnode acquisition, selling and administrative expenses increased $3.2 million, or 2%, primarily due to higher net personnel costs of approximately $6 million attributable to variable compensation including cost associated with the adoption of our Employee Stock Purchase Plan ("ESPP"), partially offset by lower costs of approximately $3 million resulting from cost management efforts primarily related to facility management.
Selling and administrative expenses were $515.6 million for the nine months ended September 30, 2021, an increase of $114.4 million, or 28%, compared to the nine months ended September 30, 2020, primarily due to increased costs of $115.0 million from the acquisition of Bisnode. Excluding the impact of the Bisnode acquisition, selling and administrative expenses decreased $0.6 million, or less than 1% due to lower costs of approximately $13 million resulting from our ongoing cost management efforts primarily related to facility management and travel related expenses. Also contributing to the decrease of selling and administrative expense was lower net personnel costs of approximately $6 million primarily driven by lower equity-based compensation related to stock options granted in connection with the IPO in the prior year period, partially offset by higher variable compensation including cost associated with the adoption of our ESPP in the current year period. The above-mentioned lower costs were partially offset by higher professional fees of approximately $10 million, mainly legal costs related to an ongoing regulatory matter, higher public company costs of approximately $5 million and higher costs of approximately $3 million related to enterprise management software services as we migrate to modern technology platforms.
Depreciation and Amortization
Depreciation and amortization expenses were $156.7 million for the three months ended September 30, 2021, an increase of $22.4 million, or 17%, compared to the three months ended September 30, 2020, primarily due to additional amortization related to the increase in the carrying values of amortizable intangible assets after the application of purchase accounting in connection with the Bisnode acquisition on January 8, 2021.

Depreciation and amortization expenses were $458.7 million for the nine months ended September 30, 2021, an increase of $57.3 million, or 14%, compared to the nine months ended September 30, 2020, primarily due to additional amortization related to the increase in the carrying values of amortizable intangible assets after the application of purchase accounting in connection with the Bisnode acquisition on January 8, 2021.

Restructuring Charges
Restructuring charges were $4.8 million for the three months ended September 30, 2021, an increase of $0.4 million, or 9%, compared to the three months ended September 30, 2020. Higher restructuring charges in the three months ended September 30, 2021 were primarily related to initiatives in our International businesses to improve operational performance and profitability.
Restructuring charges were $20.7 million for the nine months ended September 30, 2021, an increase of $4.4 million, or 27%, compared to the nine months ended September 30, 2020. Higher restructuring charges in the nine months ended September 30, 2021 were primarily related to initiatives to improve operational performance and profitability in both our segments.

Operating Income (Loss)
Consolidated operating income was $49.5 million for the three months ended September 30, 2021, an improvement of $4.0 million, or 9%, compared to the three months ended September 30, 2020. The improvement in operating income was partially attributable to the acquisition of Bisnode, which contributed $6.3 million to the current year quarter.
Consolidated operating income was $84.7 million for the nine months ended September 30, 2021, an improvement of $48.7 million, or 136%, compared to the nine months ended September 30, 2020. The improvement in operating income was partially attributable to the acquisition of Bisnode, which contributed $17.6 million to the current year period. Excluding the impact of the Bisnode acquisition, operating income improved $31.1 million, or 87% for the nine months ended September 30, 2021, primarily due to higher revenue of approximately $31 million, which includes $20.3 million attributable to the net impact of lower deferred revenue adjustments.
Adjusted EBITDA and adjusted EBITDA margin by segment was as follows (amounts in millions):

	Three months ended September 30,					Nine months ended September 30,
	2021	2020	$ Increase (decrease)	% Increase (decrease)		2021	2020	$ Increase (decrease)	% Increase (decrease)
North America:
Adjusted EBITDA	$185.5	$183.7	$1.8	1%		$504.0	$498.6	$5.4	1%
Adjusted EBITDA margin	49.6%	50.6%	N/A	(100)	bps	47.1%	47.1%	N/A	—	bps
International:
Adjusted EBITDA	$54.0	$28.0	$26.0	93%		$148.1	$72.0	$76.1	106%
Adjusted EBITDA margin	32.2%	34.0%	N/A	(180)	bps	29.5%	32.7%	N/A	(320)	bps
Corporate and other:
Adjusted EBITDA	$(19.1)	$(15.4)	$(3.7)	(24)%		$(47.7)	$(63.1)	$15.4	24%
Consolidated total:
Adjusted EBITDA	$220.4	$196.3	$24.1	12%		$604.4	$507.5	$96.9	19%
Adjusted EBITDA margin	40.7%	44.2%	N/A	(350)	bps	38.5%	40.3%	N/A	(180)	bps

Consolidated
Consolidated adjusted EBITDA was $220.4 million for the three months ended September 30, 2021, an increase of $24.1 million, or 12%, compared to the three months ended September 30, 2020, primarily due to the net impact of the Bisnode acquisition completed on January 8, 2021 and organic revenue growth, partially offset by higher costs primarily related to data processing. Consolidated adjusted EBITDA margin was 40.7% for the three months ended September 30, 2021.
Consolidated adjusted EBITDA was $604.4 million for the nine months ended September 30, 2021, an increase of $96.9 million, or 19%, compared to the nine months ended September 30, 2020, primarily due to the net impact of the Bisnode acquisition completed on January 8, 2021, revenue growth from the underlying business and lower net purchase accounting deferred revenue adjustments of $20.3 million resulting in an improvement of 90 basis points on the year over year margin change. In addition, the improvement in adjusted EBITDA was also attributable to lower data costs, as well as lower costs related to facility management and travel related expenses resulting from ongoing cost management efforts, partially offset by higher data processing fees and higher public company costs. Consolidated adjusted EBITDA margin was 38.5% for the nine months ended September 30, 2021.
North America Segment
North America adjusted EBITDA was $185.5 million for the three months ended September 30, 2021, an increase of $1.8 million, or 1%, compared to the three months ended September 30, 2020, primarily due to revenue growth partially offset by higher data processing costs. Adjusted EBITDA margin was 49.6% for the three months ended September 30, 2021.
North America adjusted EBITDA was $504.0 million for the nine months ended September 30, 2021, an increase of $5.4 million, or 1%, compared to the nine months ended September 30, 2020. The improvement in adjusted EBITDA was primarily due to higher revenue and lower costs resulting from ongoing cost management, partially offset by higher data processing fees. Adjusted EBITDA margin was 47.1% for the nine months ended September 30, 2021.

International Segment
International adjusted EBITDA was $54.0 million for the three months ended September 30, 2021, an increase of $26.0 million, or 93%, compared to the three months ended September 30, 2020. The improvement in adjusted EBITDA was primarily due to the net impact of the Bisnode acquisition completed on January 8, 2021, organic revenue growth across our International businesses and lower data costs, partially offset by higher net personnel costs. Adjusted EBITDA margin was 32.2% for the three months ended September 30, 2021.
International adjusted EBITDA was $148.1 million for the nine months ended September 30, 2021, an increase of $76.1 million, or 106%, compared to the nine months ended September 30, 2020. The improvement in adjusted EBITDA was primarily due to the net impact of the Bisnode acquisition completed on January 8, 2021, revenue growth across our

International businesses and lower data costs, partially offset by higher net personnel costs. Adjusted EBITDA margin was 29.5% for the nine months ended September 30, 2021.
Corporate and Other
Corporate adjusted EBITDA was a loss of $19.1 million for the three months ended September 30, 2021, an increase of $3.7 million, or 24%, compared to the three months ended September 30, 2020. The variance to prior year was primarily due to higher net personnel costs in the current year quarter related to variable compensation including benefits and higher public company costs.
Corporate adjusted EBITDA was a loss of $47.7 million for the nine months ended September 30, 2021, an improvement of $15.4 million, or 24%, compared to the nine months ended September 30, 2020. The improvement was primarily due to the net impact of lower purchase accounting deferred revenue adjustments of $20.3 million, partially offset by higher public company costs.

Interest Income (Expense) — Net
Interest income (expense) – net was as follows (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	$ YOY change	% YOY change	2021	2020	$ YOY change	% YOY change
Interest income	$0.2	$0.1	$0.1	100%	$0.5	$0.6	$(0.1)	(17)%
Interest expense	(48.3)	(60.8)	12.5	21%	(145.2)	(221.8)	76.6	35%
Interest income (expense) – net	$(48.1)	$(60.7)	$12.6	21%	$(144.7)	$(221.2)	$76.5	35%

Interest expense decreased $12.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to lower interest rates resulting from Term Loan repricing and lower LIBOR in the three months ended September 30, 2021. See Note 5 for further discussion.
Interest expense decreased $76.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower interest rates resulting from Term Loan repricing and lower LIBOR in the nine months ended September 30, 2021. In addition, we had less debt outstanding during the nine months ended September 30, 2021.
Other Income (Expense) — Net
Other income (expense) - net was as follows (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	$ Increase (decrease)	% Increase (decrease)	2021	2020	$ Increase (decrease)	% Increase (decrease)
Non-operating pension income (expense)	$13.3	$11.3	$2.0	18%	$40.4	$34.3	$6.1	18%
Change in fair value of make-whole derivative liability	—	—	—	**	—	(32.8)	32.8	100%
Partial debt redemption premium	—	(19.3)	19.3	100%	—	(50.1)	50.1	100%
Miscellaneous other income (expense) – Net	—	(0.8)	0.8	100%	(7.9)	6.2	(14.1)	(227)%
Other income (expense) – net	$13.3	$(8.8)	$22.1	251%	$32.5	$(42.4)	$74.9	177%
** Not meaningful
Non-operating pension income (expense) was income of $13.3 million for the three months ended September 30, 2021 compared to income of $11.3 million for the three months ended September 30, 2020, an increase of $2.0 million, primarily due to lower interest costs in the current year period.

Non-operating pension income (expense) was income of $40.4 million for the nine months ended September 30, 2021 compared to income of $34.3 million for the months ended September 30, 2020, an increase of $6.1 million, primarily due to lower interest costs in the current year period.
The change in fair value of make-whole derivative liability relates to the valuation of a derivative bifurcated in accordance with GAAP from the Series A Preferred Stock that was issued in February 2019 to finance the Take-Private Transaction. Beginning in November 2019, we determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable before its maturity date of November 8, 2021, which would trigger a make-whole payment. We recorded a loss of $32.8 million during the nine months ended September 30, 2020 to adjust the fair value of the make-whole derivative liability based on management’s estimate of probability and timing of the triggering event associated with the make-whole derivative liability. Upon the closing of the IPO on July 6, 2020, we redeemed all of the outstanding Series A Preferred Stock as required by the Certificate of Designation. In addition, we made the total make-whole payment of $205.2 million.

The change in miscellaneous other income (expense) - net of $14.1 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily driven by higher foreign exchange losses in the current year period.
Provision for Income Taxes
The effective tax rate for the three months ended September 30, 2021 was (18.9)%, reflecting tax benefit of $2.8 million on pre-tax income of $14.7 million, compared to 37.9% for the three months ended September 30, 2020, reflecting a tax benefit of $9.1 million on a pre-tax loss of $24.0 million. The reduced tax benefit for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to favorable adjustments related to the impact of The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act” or the “Act”) recorded in the prior year quarter, partially offset by the favorable adjustments in the current year period for the recognition of uncertain tax positions related to the expiration of the statute of limitations for the 2017 tax year and the impact from the increased income in our foreign jurisdictions taxed at lower tax rates.
The effective tax rate for the nine months ended September 30, 2021 was (110.9)%, reflecting tax expense of $30.4 million on a pre-tax loss of $27.5 million, compared to 48.8% for the nine months ended September 30, 2020, reflecting a tax benefit of $111.0 million on a pre-tax loss of $227.6 million. The effective tax rate for the nine months ended September 30, 2021 was negatively impacted by an increase in our net deferred tax liabilities as a result of a state tax apportionment change relating to the purchase of a building in Florida for the relocation of our corporate headquarters and an enacted tax rate change in the U.K. The effective tax rate for the nine months ended September 30, 2020 was positively impacted by the $57.8 million net benefit resulting from the enactment of the CARES Act which allowed for the carryback of federal net operating losses arising in 2018, 2019 or 2020 to each of the five preceding years for which the corporate tax rate for certain years was 35%, as compared to the current 21% tax rate. The aforementioned benefit was partially offset by the impact of non-deductible expense associated with the fair value adjustment related to the Series A Preferred Stock make-whole derivative liability.

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net income of $16.6 million, or a diluted earnings per share of $0.04, for the three months ended September 30, 2021, compared to a net loss of $16.3 million, or a diluted loss per share of $0.04, for the three months ended September 30, 2020. The improvement in net income of $32.9 million for the three months ended September 30, 2021 compared to the prior year period was primarily due to:

•call premium expense of $19.3 million in the prior year period for the partial redemption of our 6.875% Senior Secured Notes;
•lower interest expense of $12.5 million primarily due to lower interest rates and lower debt balances in the current year period; and
•improvement in operating income (loss) of $4.0 million in the current year period;

partially offset by

•lower tax benefit of $6.3 million recognized in the current year period largely primarily due to favorable adjustments related to the impact of the CARES Act recorded in the prior year period.

Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $60.1 million, or a diluted loss per share of $0.14, for the nine months ended September 30, 2021, compared to a net loss of $182.4 million, or a diluted loss per share of $0.52, for the nine months ended September 30, 2020. The improvement in net loss of $122.3 million for the nine months ended September 30, 2021 compared to the prior year period was primarily due to:

•preferred dividends of $64.1 million included in the prior year period;
•lower interest expense of $76.6 million primarily due to lower interest rates and lower debt balances in the current year period;
•improvement in operating income (loss) of $48.7 million in the current year period largely due to lower net deferred revenue purchase accounting adjustments of $20.3 million and the impact of the Bisnode acquisition. See further detail discussed within the operating income (loss) section of the MD&A;
•a change in fair value of the make-whole derivative liability loss of $32.8 million recorded in the prior year period in connection with the make-whole provision for the Series A Preferred Stock; and
•call premium expense of $50.1 million in the prior year period for the partial redemption of our 10.250% Senior Unsecured Notes;

partially offset by

•higher tax expense of $141.4 million recognized in the current year period largely driven by changes in state apportionment and the enactment of the U.K. tax rate increase. Also contributing to the increase in tax expense was the higher benefit in the prior year period due to the enactment of CARES Act; and
•higher foreign exchange loss of approximately $13 million in the current year period.

Adjusted Net Income and Adjusted Diluted Earnings Per Share
Adjusted net income was $123.4 million for the three months ended September 30, 2021 compared to $101.2 million for the prior year period, an increase of $22.2 million, or 22%. Adjusted diluted earnings per share was $0.29 for the three months ended September 30, 2021 compared to $0.24 for the prior year period, an increase of $0.05 per share, or 21%. The increase of adjusted net income and adjusted diluted earnings per share was primarily driven by the net profit contribution from the acquisition of Bisnode, revenue growth from our underlying business and lower interest expense due to lower interest rates, partially offset by higher data processing costs and higher personnel costs related to commissions and benefits. The increase in adjusted diluted earnings per share was negatively impacted by additional shares issued under our Omnibus Incentive Plan.
Adjusted net income was $329.2 for the nine months ended September 30, 2021 compared to $231.9 million for the prior year period, an increase of $97.3 million, or 42%. Adjusted net earnings per share was $0.77 for the nine months ended September 30, 2021 compared to $0.67 for the prior year period, an increase of $0.10 per share, or 15%. The increase of adjusted net income and adjusted diluted earnings per share was primarily driven by the net profit contribution from the acquisition of Bisnode, lower interest expense due to lower interest rates and lower debt balance and revenue growth from our underlying business as well as the net impact of lower deferred revenue adjustment in the current year period. Also contributing to the improvement in adjusted net income and adjusted diluted earnings per share were lower data costs, as well as lower costs related to facility management and travel related expenses resulting from ongoing cost management efforts, partially offset by higher data processing fees and higher public company costs.

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

On June 30, 2021, we completed the purchase of an office building in Jacksonville, Florida for our new global headquarters office, with a purchase price of $76.6 million, paid with cash on hand. We expect to receive incentives and tax credits from state and local governments over a period of time upon meeting job creation and capital investment requirements. In addition, we expect to receive rental income of approximately $13 million from the existing tenant in the building over 10 years. The relocation of the headquarters is part of our strategic investment to grow the company.

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
The COVID-19 global pandemic has caused disruptions in the economy and volatility in the financial markets, and considerable uncertainty regarding its duration and the speed of recovery. The extent of the ultimate impact of the COVID-19 global pandemic on our operations and financial performance depends on future developments and the effects on our clients and vendors, which continues to be uncertain at this time and cannot be predicted, particularly in light of variant strains of the virus. Given the current economic condition, we have been carefully monitoring the COVID-19 global pandemic and its impact on our business including, but not limited to, implementing additional operational processes to monitor client sales and collections, taking precautionary measures to ensure sufficient liquidity, and adjusting operations to ensure business continuity. While our productivity and financial performance for the three and nine months ended September 30, 2021 and 2020 have not been impacted materially by the pandemic, the ultimate impact will be difficult to predict, and depends on, among many factors, the duration of the pandemic and its ultimate impact to our clients, vendors, and the financial markets.
In response to liquidity issues that businesses are facing as a result of the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020, by the U.S. government. Among many other reliefs, the Act provides assistance to businesses through the modification of rules related to net operating losses and interest expense deductions. Many of these modifications are designed to provide critical cash flow and liquidity to businesses during the COVID-19 pandemic, including allowing the amendment of prior tax returns to obtain tax refunds. The Act also allows for the deferral of 2020 employer FICA payroll taxes to 2021 and 2022 as well as delaying any federal tax payments due April 15, 2020 and June 15, 2020 until July 15, 2020. The Company has utilized these relief opportunities provided by the Act. The application of the Act resulted in a net income tax cash benefit of approximately $98.4 million. As of September 30, 2021, we received $66.2 million of the $98.4 million due to us. We also deferred 2020 FICA payroll tax payments of $9.5 million, which have been paid in the third quarter of 2021.
During the third quarter of 2021, the IRS provided various forms of relief and assistance to individuals and businesses impacted by Hurricane/Tropical Storm Ida. The IRS has offered relief to any area designated by the Federal Emergency Management Agency (FEMA) as qualifying for individual or public assistance. The D&B Corporate Headquarters is located within one of these designated areas. The tax relief postpones various tax filing and payment deadlines that occurred starting on September 1, 2021. As a result, affected individuals and businesses will have until January 3, 2022 to file returns and pay any tax liabilities due during this period. D&B has deferred our third quarter estimated tax payment of $15.6 million as a result of the IRS announcement.
As of September 30, 2021, we had cash and cash equivalents of $234.4 million, of which $220.8 million was held by our foreign operations. We intend to reinvest indefinitely all earnings post 2017 from our China and India subsidiaries. Cash held in our China and India operations was a total of $62.7 million as of September 30, 2021.
Sources and Uses of Cash
Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$401.2	$130.7
Net cash provided by (used in) investing activities	(790.7)	(112.3)
Net cash provided by (used in) financing activities	274.1	196.2
Total cash provided during the period before the effect of exchange rate changes	$(115.4)	$214.6

Cash Provided by (Used in) Operating Activities
Higher operating cash flows in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily driven by higher net tax refund of $87.6 million in the current year period as a result of the cash benefit of $66.2 million received due to the application of the CARES Act, the lower interest payment of $73.4 million in the current year period as a result of our efforts to reduce debt and lower bonus payments of approximately $37 million. The remaining increase in operating cash flows was primarily due to improved collections in the current year period.

Cash Provided by (Used in) Investing Activities
Higher net cash used in investing activities for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily driven by the higher net payment for acquisitions of $596.4 million in the current year period, payments of $76.6 million for the purchase of an office building in Jacksonville, Florida for our new global headquarters office, and higher payment of $27.0 million for software development, partially offset by higher cash settlements of $21.5 million received for foreign currency contracts.
Cash Provided by (Used in) Financing Activities
The increase in net cash provided by financing activities during the nine months ended September 30, 2021, compared to net cash provided by financing activities in the nine months ended September 30, 2020, was primarily related to lower payments of $1,273.0 million for the redemption (inclusive of make-whole liability) of the Series A Preferred Stock in the prior year period, partial repayments of the 10.250% New Senior Unsecured Notes and 6.875% New Senior Secured Notes totaling $630 million (inclusive of early payment premium) in the prior year period, the repayment of $63.0 million related to the New Repatriation Bridge Facility in the prior year period, higher net proceeds of $291.6 million from borrowings in the current year period mainly due to the draw-down of the Incremental Term Loan and the non-recurring preferred dividends of $64.1 million in the prior year period, partially offset by lower net proceeds from the IPO transaction in the prior year period of $2,248.2 million (inclusive of $0.9 million IPO costs paid prior to the IPO transaction date).

Below is a summary of our borrowings as of September 30, 2021 and December 31, 2020 (in millions):

		September 30, 2021			December 31, 2020
	Maturity	Principal amount	Debt issuance costs and discount	Carrying value	Principal amount	Debt issuance costs and discount	Carrying value
Debt Maturing Within One Year:
New Term Loan Facility		$28.1	$—	$28.1	$25.3	$—	$25.3
Total short-term debt		$28.1	$—	$28.1	$25.3	$—	$25.3

Debt Maturing After One Year:
New Term Loan Facility	February 8, 2026	$2,761.8	$68.4	$2,693.4	$2,485.7	$77.1	$2,408.6
New Revolving Facility	September 11, 2025	—	—	—	—	—	—
6.875% New Senior Secured Notes	August 15, 2026	420.0	7.1	412.9	420.0	8.2	411.8
10.250% New Senior Unsecured Notes	February 15, 2027	450.0	12.8	437.2	450.0	14.6	435.4
Total long-term debt		$3,631.8	$88.3	$3,543.5	$3,355.7	$99.9	$3,255.8
Total debt		$3,659.9	$88.3	$3,571.6	$3,381.0	$99.9	$3,281.1

See Note 5 to the condensed consolidated financial statements for detailed discussion related to our debt as of September 30, 2021 and December 31, 2020.
Liability under the Tax Cuts and Jobs Act
The enactment of the law commonly known as the Tax Cuts and Jobs Act (the “2017 Act”) resulted in a significant impact on our financial statements. One of the key provisions in the 2017 Act was to impose a one-time mandatory U.S. tax on accumulated undistributed foreign earnings as of December 31, 2017. The 2017 Act also allows us to remit our future earnings to the United States without incurring additional U.S. taxes. As of September 30, 2021, our total tax liability associated with the 2017 Act was $49.8 million, of which $5.2 million was included in “Accrued Income Tax” and $44.6 million was included in “Other Non-Current Liabilities.” As of December 31, 2020, our total tax liability associated with the 2017 Act was $55.0 million, of which $5.2 million was included in “Accrued Income Tax” and $49.8 million was included in “Other Non-Current Liabilities.”

Redeemable Preferred Stock

On May 14, 2020 and March 4, 2020, the board of directors of Dun & Bradstreet Holdings, Inc. declared a cash dividend of $30.51 per share for both periods to all holders of shares of Series A Preferred Stock. An aggregate amount of $32.1 million and $32.0 million was paid on June 26, 2020 and March 27, 2020, respectively.
The Series A Preferred Stock was redeemable upon the occurrence of a material event including a qualified IPO at applicable price depending on when the redemption event occurs. Upon the closing of the IPO on July 6, 2020, we redeemed all of the outstanding Series A Preferred Stock as required by the Certificate of Designation. In addition, we made the total make-whole payment of $205.2 million.
Contractual Obligations
Effective October 1, 2021, the Company entered into two new agreements with Cognizant Technology Solutions ("CTS") that supersede and replace a pre-existing agreement for global maintenance and support of various applications and systems. Additionally, under the new agreements, CTS will provide technology support to develop applications for our products and solutions. Both agreements are scheduled to expire on December 31, 2023 and can be terminated earlier for fees determined by formulas included in the agreements. We expect total future contractual obligations for these two agreements to be approximately $72 million, of which approximately $8 million will be incurred during the remainder of 2021, approximately $32 million will be incurred in 2022, and approximately $32 million will be incurred in 2023.

Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements, other than our foreign exchange forward contracts and interest rate swaps discussed in Note 12 to the unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of September 30, 2021, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on February 25, 2021.

Item 4. Controls and Procedures
As of September 30, 2021, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.
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
Based upon their evaluation, our CEO and CFO have concluded that as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management has excluded Bisnode from its assessment of our internal control over financial reporting as of September 30, 2021, because it was acquired during 2021.
Changes in Internal Control over Financial Reporting
We acquired Bisnode on January 8, 2021. As a result of the acquisition, we are reviewing the internal controls of Bisnode and are making appropriate changes as deemed necessary. Bisnode represented less than 2% of total consolidated assets at September 30, 2021, excluding goodwill and intangible assets which are included within the scope of assessment, and approximately 14% and 16% of total consolidated revenue of the Company for the three and nine months ended September 30, 2021, respectively. Except for the changes in internal control at Bisnode, there have been no changes. There were no changes to our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2021, we have not identified any material effect on our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no other material changes in our risk factors since our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from Dun & Bradstreet Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) the Condensed Consolidated Statements of Stockholder Equity (Unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUN & BRADSTREET HOLDINGS, INC.

		By:	/s/ BRYAN T. HIPSHER
Bryan T. Hipsher
Date:	November 4, 2021		Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ ANTHONY PIETRONTONE
Anthony Pietrontone
Date:	November 4, 2021		Chief Accounting Officer
(Principal Accounting Officer)