Form 10-K
period 2021-12-31
Dun & Bradstreet Holdings, Inc.
filed 2022-02-24
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-39361

Dun & Bradstreet Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-2008699
(State of incorporation)	(I.R.S. Employer Identification No.)

5335 Gate Parkway, Jacksonville, FL	32256
(Address of principal executive offices)	(Zip Code)
(904) 648-6350
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	DNB	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of Dun & Bradstreet Holdings, Inc. common stock held by non-affiliates of the registrant as of June 30, 2021 was $3,665,506,111 based on the closing price of $21.37 as reported by the New York Stock Exchange.
There were 431,165,887 shares outstanding of the Registrant's common stock as of February 18, 2022.
The information in Part III hereof is incorporated by reference to certain information from the registrant's definitive proxy statement for the 2022 annual meeting of shareholders. The registrant intends to file the proxy statement within 120 days after the close of the fiscal year that is the subject of this Report.

DUN & BRADSTREET HOLDINGS, INC.
FORM 10-K

Forward-Looking Statements

Forward-looking statements included in this Annual Report on Form 10-K (this "Annual Report"), including, without limitation, statements concerning the conditions of our industry and our operations, performance and financial condition, including in particular, statements relating to our business, growth strategies, product development efforts and future expenses, can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward‑looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
•loss of access to data sources or ability to transfer data across the data sources in markets we operate;
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
•risks related to the voting letter agreement among and registration and other rights held by certain of our largest shareholders;
•an outbreak of disease, global or localized health pandemic or epidemic, or the fear of such an event (such as the COVID-19 global pandemic), including the global economic uncertainty and measures taken in response; and
•the short- and long-term effects of the COVID-19 global pandemic, including the pace of recovery or any future resurgence.

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

Part I
Item 1. Business

Our Company

Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Our mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed our trusted, end-to-end solutions into their daily workflows to inform commercial credit decisions, confirm suppliers and other third parties are financially viable and compliant with laws and regulations, enhance salesforce productivity and gain visibility into key markets. Our solutions support our clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes.

We are differentiated by the scale, depth, diversity and accuracy of our constantly expanding business database, known as our "Data Cloud," that contains comprehensive information on more than 460 million total organizations as of December 31, 2021. Access to longitudinal curated data is critical for global commerce, and with only a small percentage of the world’s businesses filing public financial statements, our data is a trusted source for reliable information about both public and private businesses. By building such a set of data over time, we were able to establish a unique identifier that creates a single thread connecting related corporate entities allowing our clients to form a holistic view of an enterprise. This unique identifier, which we refer to as the D-U-N-S Number, is an organization's "fingerprint" or "Social Security Number" of businesses. We believe that we are the only scale provider to possess both worldwide commercial credit data and comprehensive public records data that are linked together by a unique identifier allowing for an accurate assessment of public and private businesses globally.

Leveraging our commercial credit data and analytics, our Finance & Risk solutions are used in the critical decisioning processes of finance, risk, compliance and procurement departments worldwide. We are a market leader in commercial credit decisioning, with many of the top businesses in the world utilizing our solutions to make informed decisions when considering extending business loans and trade credit. We are also a leading provider of data and analytics to businesses looking to analyze supplier relationships and more effectively collect outstanding receivables. We believe our proprietary Paydex score is widely relied upon as an important measure of credit health for businesses. We are well positioned to provide accessible and actionable insights and analytics that mitigate risk and uncertainty, and ultimately protect and drive increased profitability for our clients.

Our Sales & Marketing solutions combine firmographic, personal contact, intent and non-traditional, or alternative data, such as foot traffic, website usage, social media posts, online browsing activity and shipping trackers, to assist clients in optimizing their sales and marketing strategy by cleansing customer relationship management ("CRM") data and narrowing their focus and efforts on the highest probability prospects. As global competition continues to intensify, businesses need assistance with focusing their sales pipelines on the people most likely to buy so that they can have their best sellers target the highest probability return accounts. We provide invaluable insights into businesses that can help our clients grow their businesses in a more efficient and effective manner.

We leverage these differentiated capabilities to serve a broad set of clients across multiple industries and geographies. As of December 31, 2021, we have a global client base of more than 200,000, including some of the largest companies in the world. Our data and analytics support a wide range of use cases covering nearly all industry verticals, including financial services, technology, communications, government, retail, transportation and manufacturing. On January 8, 2021, we acquired Bisnode Business Information Group AB (“Bisnode”) which has increased our client base across Europe, and expanded and enhanced our Data Cloud. In terms of our geographic footprint, we have an industry-leading presence in North America, an established presence in the United Kingdom, Ireland, Nordics (Sweden, Norway, Denmark and Finland), DACH (Germany, Austria and Switzerland), Central and Eastern Europe ("CEE"), Greater China and India through our majority or wholly-owned subsidiaries and a broader global presence through our Worldwide Network alliances ("WWN alliances").

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

Our Transformation

Over the course of our history, we have earned the privileged position of leadership and trust within the industries we serve. However, operational and execution issues led to stagnant revenue growth and declining profitability. Identifying an opportunity to unlock Dun & Bradstreet's potential, an investor consortium led by William P. Foley II at Bilcar, LLC ("Bilcar"), Thomas H. Lee Partners, L.P. ("THL"), Cannae Holdings, Inc. ("Cannae"), Black Knight, Inc. ("Black Knight") and CC Capital Partners, LLC ("CC Capital" and together with Bilcar, THL, Cannae and Black Knight, the "Investor Consortium"), acquired Dun & Bradstreet in the Take-Private Transaction (the "Take-Private Transaction"), as described below, in February 2019.

The Investor Consortium brought in a new senior leadership team with extensive experience and a proven track record of driving long-term shareholder value creation through transformation and growth initiatives. The senior leadership team immediately commenced a comprehensive transformation of our organization and platform with new business unit leaders, enhanced technology and data, solution innovation and a client-centric go-to-market strategy.

To capitalize on the opportunities identified, we have invested in and continue to invest in strategic initiatives that we believe will allow Dun & Bradstreet to achieve its fullest potential, including:

•Realigning Management and Organization: We immediately reorganized our management and operating infrastructure into vertically aligned business units to increase focus and accountability. Within each business unit, we then allocated shared corporate functions, such as analytics, data, finance, legal, marketing and communications, operations, people, sales, strategy and technology, to help better understand and drive accountability for the specific revenues and costs associated with each function.

•Optimizing Go-to-Market and Client Service: We reorganized our salesforce and go-to-market strategy. Our sales team separates clients into three primary tiers, Enterprise, National and small- and medium-sized businesses ("SMBs"). Enterprise clients are each managed by a designated team, many of whom work on clients’ premises given the importance of strategic relationships, while National and SMB clients are managed by teams focused on specific solutions and geographies. Our sales commission plans are structured to incentivize sales of long-term contracts and the cross-selling of additional solutions rather than focusing on the annual renewal of existing contracts. From a client service perspective, we systematically track and monitor service metrics and key service performance indicators to more effectively assist our clients.

•Simplifying and Scaling Technology: We continue to make investments in modernizing our infrastructure and optimizing our architecture to increase control, create efficiencies and greatly enhance the ability of our platforms to scale. As part of our simplification initiative, we are rationalizing and reducing our overall physical data center footprint and are continuing to transition to a cloud-based solution. We also rationalize our legacy solutions and decommission those that are either not profitable or can be consolidated into our core solutions. We continue to re-architect our technology platform to enhance our ability to organize and process high volumes of disparate data, increase system availability and improve delivery, while lowering our overall cost structure and ensuring information security. As part of this effort, we are in the process of reorienting the delivery of all of our solutions via our centralized Prime platform, which collects the cleansed and curated data from our local and global data supply chains and is designed to feed all of our delivery mechanisms with consistent data.

•Expanding and Enhancing Data: We have significantly increased our investment in the breadth and depth of our data, with a focus on better utilization of available data, automation of business data research, improvement of identity resolution, expansion of our individual contact database and implementation of tools to monitor and streamline our data supply chain so that we can generate better, more actionable business insights and outcomes for our clients. We are also expanding our coverage of SMBs and incorporating new, alternative data sets to expand the breadth of companies covered and depth of information we are able to provide clients. We have implemented a data watch program to proactively monitor and repair issues before clients experience them.

•Strengthening Analytics and Insights: We have strengthened our analytics by leveraging our artificial intelligence ("AI") capabilities and expanded data sets and growing our analytics team. Enhanced analytics enable us to provide easy to implement end-to-end solutions that can be used by a wide range of clients, including SMBs that do not have the resources to support a full data analytics staff. By creating configurable, rather than customizable, analytics solutions, we believe that we can increase the adoption of solutions by our clients and expand the size of our client base.

On July 6, 2020, we completed an initial public offering ("IPO") of 90,047,612 shares of our common stock, par value $0.0001 per share at a public offering price of $22.00 per share. Immediately subsequent to the closing of the IPO, we also completed a private placement of 18,458,700 shares of common stock at a price per share equal to 98.5% of the IPO price, or $21.67 per share. See Note 1 to Consolidated Financial Statements in Item 8 for a more detailed discussion of the IPO and concurrent private placement.

Our Market Opportunity

Businesses rely on business-to-business ("B2B") data and analytics providers to extract data-driven insights and make better decisions. For example, in commercial lending and trade credit, the scarcity of readily available credit history makes the extension of credit a time-consuming and imprecise process. In procurement, and business development, businesses face increasingly complex and global supply chains, making the assessment of compliance, risk, and viability of all suppliers and third parties prohibitively difficult and expensive if not conducted effectively. In sales and marketing, businesses have benefited from the proliferation of CRM, Marketing Automation and Sales Acceleration tools designed to help identify, track and improve both customer management and prospecting growth activities. While these tools help to fill sales funnels and improve the progression of opportunities, key challenges remain in salesforce productivity, effective client segmentation and marketing campaign activation. Common stumbling blocks include incorrect, or outdated, contact information, duplicated or inaccurate firmographic data and a lack of synchronization between the various platforms in the marketing technology ecosystem.

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

•Growth in Data Creation and Applications. As a result of the increasing recognition of data’s value, the volume of data sets being collected and assembled continues to increase. Not only is the size of these data sets larger than ever, but the data being collected covers a wider range of topics and subjects. Driven in large part by the global trend of an "Internet of Things," the proliferation of mobile phones and connected devices has created a "digital exhaust" of data that can be captured and tracked. This alternative data can be incorporated in predictive models alongside traditional data to provide more sophisticated and accurate business insights. Businesses now have a massive amount of data at their fingertips but often have to rely on large scale providers to help them curate, match, append and create insights in order to convert that data into improved outcomes.

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

•Heightened Compliance Requirements in an Evolving Regulatory Environment for Business. Businesses today are under intense scrutiny to comply with an ever-expanding and evolving set of data regulatory requirements, which often vary by geography and industry served. Performing adequate diligence on clients and suppliers can be cumbersome and dampen the pace of business expansion, or worse, leave a business exposed to expensive fines and penalties. Regulations such as the U.S. Bank Secrecy Act and the recently announced Sixth EU Anti-Money Laundering Directive, the U.S. Department of the Treasury’s Office of Foreign Assets Control's ("OFAC’s") Specially Designated Nationals and Blocked Persons List and other export controls and economic sanctions requirements, the U.S. Foreign Corrupt Practices Act ("FCPA") the UK Bribery Act, and similar laws in other countries, evolving enforcement under competition and antitrust laws. as well as the U.S. Federal Sentencing Guidelines Elements of an Effective Ethics and Compliance Program and environmental, social, and governance ("ESG") disclosure rules, such as the Sustainable Finance Disclosure Regulation (“SFDR”) require businesses to take the necessary steps to comply in an efficient manner. Recently, regulations such as the EU General Data Protection Regulation ("GDPR"), the California Consumer Privacy Act of 2018 ("CCPA") and the California Privacy Rights Act (“CPRA”) and similar laws in other U.S. states such as Virginia and Colorado, the Brazil General Data Protection Act (“LGPD”), and the recently enacted China Personal Information Protection Law (“PIPL”) and the China Data Security Law (“DSL”), and judicial decisions such as the European Court of Justice Case C-311/18 (Schrems II”) have also introduced complexity into the collection, use, sharing, and transfer of data by businesses. Manual processes are burdensome and prone to human error, and therefore demand for data and analytics as a solution continues to increase.

We believe that due to our differentiated capabilities and our long-term client relationships, we are well positioned to capture this market opportunity and benefit from these long-term trends.

Our Solutions

The defining characteristic of our solutions is the breadth and depth of our combined proprietary and curated public data and actionable analytics that help drive informed decisions for our clients. As of December 31, 2021, our Data Cloud is compiled from approximately 28,000 sources, as well as from data collected by our 13 WWN alliances, resulting in data sourced from 256 countries and territories worldwide. We believe that we are uniquely able to match data to its corresponding entity, and have extensive related intellectual property dedicated to this function. Since 1963, we have tracked these businesses by assigning unique identifiers (known as a D-U-N-S Number) to all organizations in our data set. The D-U-N-S Number is recommended and, in many cases required, by over 240 commercial, trade and government organizations. This privileged position in the market has allowed us to commercialize the creation and monitoring of D-U-N-S Numbers by suppliers, which in turn feeds additional proprietary data into our platform.

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

Finance & Risk

Our Finance & Risk solutions are mission critical to our clients as they seek to leverage the data sets and analytics from our platform to manage risk, minimize fraud and monitor their supply chain. Top commercial enterprises across the globe utilize our configurable solutions to make better decisions when considering small business loans, extending trade credit, analyzing supplier relationships and collecting outstanding receivables. Our Finance & Risk solutions help clients increase cash flow and profitability while mitigating credit, operational and regulatory risks.

Our principal Finance & Risk solutions include:

D&B Finance Analytics, which includes D&B Credit Intelligence and D&B Receivables Intelligence, is a subscription-based online application that offers clients real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio analysis.

D&B Direct is an application programming interface ("API") that delivers risk and financial data directly into enterprise applications such as enterprise resource planning applications ("ERPs") and CRM for real-time credit decision making. The API format allows users to configure their own solutions for their organization’s needs.

D&B Small Business is a suite of powerful tools that allows SMBs to monitor and potentially build their business credit file. SMBs can review detailed reporting on all D&B scores and ratings as well as access triggered alerts for any changes in scores and custom reports with key scores and risk indicators.

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

InfoTorg is a subscription based online SaaS application that provides clients with detailed information on people, companies, vehicles, real estate, laws and regulations as well as court judgments. InfoTorg helps our clients solve their core everyday tasks based on verified and easy to find information. The versatility of the product enables many different use cases, e.g. Anti-Money Laundering ("AML")/Know Your Customer ("KYC") - controls in the financial industry, verification and control of individuals in the public sector as well as vehicle transactions for car dealers and workshops.

Within Finance & Risk, Risk & Compliance offers the tools and expertise to help certify, monitor, analyze and mitigate risk for clients. These solutions provide clients with supplier intelligence, enable ethical and responsible sourcing and facilitate anti-bribery, anti-corruption, and sanction management required by the FCPA, United Kingdom Bribery Act and the OFAC regulations. In addition, these solutions provide KYC and AML insights.

Our principal Risk & Compliance solutions include:

D&B Beneficial Ownership offers risk intelligence on Ultimate Beneficial Ownership from what we believe to be the world’s largest commercial database. Clients are able to view, update and monitor an organization’s hierarchy and beneficial ownership to provide clarity, efficiency and accuracy around beneficial owners. The database includes key shareholders, both individuals and corporate entities, globally.

D&B Supplier Risk Manager provides focused and predictive insights to help certify, monitor, analyze and mitigate risk across the supply chain to avoid costly disruptions. This solution offers predictive scores and government indicators to provide strategic advantage and visibility into risk management.

D&B Onboard leverages the Data Cloud to provide comprehensive insights into businesses to facilitate global KYC/AML compliance and to minimize financial, legal and reputational risk exposure. Onboard automates compliance and onboarding activities by validating identities of businesses against a global Data Cloud of over 460 million organizations to confirm accurate representation.

Sales & Marketing

Our Sales & Marketing solutions help businesses discover new revenue opportunities and accelerate growth by extending the use cases of our data and analytics platform. By adding our proprietary business data set to our personal contact, intent and non-traditional data, we are able to provide a single view of the prospective customer. Our Sales & Marketing solutions extend beyond simple contact data to enable modern marketers and sellers to automate data management and cleansing, leverage AI-powered models to build segments of high-propensity prospects, activate those segments across email, digital ads, paid media and sales plays, unmask and track website visitors and measure campaign performance. We help our clients optimize their sales and marketing functions and narrow their focus on the highest probability businesses.

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

D&B Optimizer is an integrated data management solution that links clients’ first party business records in their CRMs, marketing automation and other marketing applications directly with the D&B Data Cloud and ensures continuous data hygiene and management to drive actionable commercial insights and a single client view across multiple systems and touchpoints.

D&B Direct is an API-enabled data management solutions that delivers valuable customer insights into CRMs, marketing automation and other marketing applications for on-demand business intelligence. This configurable format allows users to tailor their own solutions for their organization’s needs.

D&B Rev.Up ABX is an open and agnostic platform that aligns marketing and sales teams to deliver an optimal and coordinated buying journey for accelerated pipeline creation and progression. D&B Rev.Up ABX consolidates first and third party data, allows teams to build high-propensity targets from that data for account-based campaigns, activate target segments across leading email, advertising, and sales automation tools, engage prospects with personalized content, and measure resulting campaign performance.

D&B Audience Targeting helps clients reach the right audiences with the right messages by leveraging our digital IDs and curated pre-defined B2B audience targeting segments that span digital display, mobile, social and connected TV advertising channels. In November 2021, we acquired Eyeota Holdings Pte Ltd. (“Eyeota”), a global online and offline data onboarding and transformation company, and NetWise Data, LLC (“NetWise”), a provider of B2B and business-to-consumer identity graph and audience targeting data. We expect these acquisitions to extend our position in the B2B online marketing value chain and will build upon our Audience Solutions business by adding global scale and the online data to power omni-channel marketing around the world.

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

D&B Hoovers is a sales intelligence solution that allows clients to research companies, quickly build pipelines, engage in informed conversations and enhance sales productivity. Clients are able to target companies and contacts through search filters that continually refresh based on developed criteria. Hoovers populates leading tools such as Salesforce, Microsoft Dynamics, HubSpot and Marketo records to allow clients to reduce time spent on administrative tasks and improve sales productivity.

Our Competitive Strengths

Market Leadership with the Most Comprehensive Business-to-Business Database

We are uniquely qualified to address the commercial data-driven decisioning needs of our clients due to the breadth and depth of our proprietary Data Cloud and the extensive intellectual property driving insights. Our Data Cloud includes more than 460 million organizations globally and extends far beyond those for which data is publicly available. The D-U-N-S Number is a widely recognized identifier and is a policy-driven requirement for the process of supplying trade credit for many businesses and governments. In addition to the data ingested, D&B has been awarded 243 patents, 140 of which are focused on the complex problem of mapping disparate data sources to a business entity. Our owned, proprietary data sets include commercial credit and firmographic data, professional contact data, third party regulatory compliance, receivables, payment history and other data. Our strategic relationships with our global WWN alliances provide us with international data in our global Data Cloud, which we view as a key competitive strength in serving both U.S. and international businesses. The contributory nature of our Data Cloud, where we typically obtain updated information at little or no cost and own most of the data, creates a strong network effect that we believe gives us an expanding competitive advantage over other market participants or potential entrants. Our Data Cloud is also differentiated in our ability to track corporate linkages of child-to-parent organization relationships and define universal beneficial ownership across entities to help clients better understand commercial relationships and make better informed decisions with a more holistic view of the business.

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

Deep Relationships with Blue Chip Clients

With our leading data and analytical insights, we serve many of the largest enterprises in the world. Our client base is diversified across size, industry and geography and features minimal concentration. In 2021, 2020 and 2019, no client accounted for more than 5% of our revenue, and our top 50 clients accounted for approximately 25% of our revenue. We have held relationships with 21 of our top 25 clients by size of revenue for the year ended December 31, 2021, 2020 and 2019 for more than 20 years, which reflects how deeply embedded we are in their daily workflows and decisioning processes. For 2021, 2020 and 2019, our annual revenue retention rate was 96%.

Scalable and Highly Attractive Financial Profile

We have an attractive business model underpinned by stable and highly recurring revenues, significant operating leverage and low capital requirements that contribute to strong free cash flow. Our high levels of client retention and shift toward multi-year subscription contracts result in a high degree of revenue visibility. The vast majority of our revenues are either recurring or re-occurring in nature. Additionally, we benefit from natural operating leverage given the high contribution margins associated with incremental revenue generated from our centralized Data Cloud and solutions. Despite the investments being made to enhance our technology, analytics and data, our capital requirements remain minimal with capital expenditures (including capitalized software development costs) of approximately 8% of our revenues in 2021, excluding the one-time purchase of our new headquarters location in Jacksonville Florida. All of these factors contribute to strong free cash flow generation, allowing us the financial flexibility to invest in the business and pursue growth through acquisitions.

World Class Management Team with Depth of Experience and Track Record of Success

Our senior management team has a track record of strong performance and significant expertise in both the markets we serve and in transforming similar businesses by delivering consistent growth both organically and through acquiring and integrating businesses. Our management team operates under the leadership of Mr. Foley, who has a long, successful history of acquiring, reorganizing and transforming companies by rationalizing cost structures, investing in growth and onboarding and mentoring senior management. Beyond our senior management team, we are focused on attracting and retaining the strongest talent at all levels throughout the organization.

Our Growth Strategy

Enhance Existing Client Relationships

We believe our current client base presents a large opportunity for growth through enhanced cross selling in order to capture more of our clients’ data and analytics spend. As an end-to-end provider of commercial data and analytics, we believe that there are significant opportunities to have clients buy from a consistent, single-source provider and to increase their interaction with our platform. Our go-to-market strategy enables us to increase the number of touchpoints with key decision makers within any given client and allows us to identify and sell the right solutions to each decision maker’s respective department. By focusing on enhancing the quality of our data and analytics, we will be able to produce more valuable insights, increasing client engagement across our existing solutions and driving clients towards new, innovative solutions.

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

We also believe there is significant opportunity to expand our presence in the SMB market. We currently serve approximately 90,000 SMB clients out of the millions of businesses within the global marketplace. In addition, we are servicing over 1,000 businesses a day on average that seek our solutions and D-U-N-S Number and have over 1,500,000 businesses leveraging our business credit and insights. We have existing relationships with many SMBs through solutions enabling the proactive monitoring of their D-U-N-S Number. However, we have not historically capitalized on the opportunity to cross-sell them into our solutions. In 2021 we launched our D&B Marketplace, an integrated web platform that provides businesses with an introduction to Dun & Bradstreet’s capabilities and solutions for their potential use, and digital advertising solutions that enable enterprises to target their offers to our SMB audiences. By leveraging this go-to-market channel and offering more simplified solutions that are easily integrated into client workflows, we can continue to expand our reach among SMBs.

Develop Innovative Solutions

Given the depth and coverage of information contained in our proprietary Data Cloud, we believe we can continue to develop differentiated solutions to serve our clients in an increasing number of use cases. As we continue to gather and incorporate additional sources of data, we believe the resulting analytics and insights we are able to provide within our solutions will be increasingly impactful to our clients and their decisioning processes. By improving the quality and breadth of our Data Cloud, we will be able to expand into adjacent use cases and leverage our data insights in new functional areas such as collections, fraud and capital markets. We will also be able to identify and further penetrate attractive addressable markets, as demonstrated by the development of our Risk & Compliance solutions, a high growth area within our Finance & Risk solutions, in order to better address the GRC market. These additional solutions utilize existing data architecture to generate high contribution incremental revenue streams.

The most recent example of innovative application of the D&B Data Cloud was the rapid development of our AI-driven D&B ESG Intelligence capability using patent-pending technology. Our ESG scores are derived by applying established sustainability standards ("SASB") to companies using our Data Cloud. Given the breadth and depth of the Data Cloud, this deployment immediately moved D&B into a leader role within the ESG score provider industry, making available approximately 20 million ESG scores derived directly from an objective data set. This comprehensive source of ESG data enables compliance and procurement teams to protect company reputation, benchmark against industry trends, identify ESG risks and goals, monitor shifting ESG risks through automated approaches, and streamline ESG assessment processes.

Expand Our Presence in Attractive International Markets

Despite our global presence and industry leading position in the North American market, we remain relatively under-penetrated in international markets, with International revenue accounting for approximately a third of our business in 2021. We believe that expanding our presence in owned international markets can be a significant growth driver for us in the coming years. Our international growth strategy begins with localizing current solutions to meet global demand and, similar to our domestic strategy, includes a focus on cross-selling and upselling, winning new clients and developing innovative solutions. On

January 8, 2021, we acquired Bisnode, a leading European data and analytics firm, which positioned us to rapidly expand our client base across the Nordics, DACH and CEE markets.

Selectively Pursue Strategic Acquisitions

While the core focus of our strategy is to grow organically, we believe there are strategic acquisition opportunities that may allow us to expand our footprint, broaden our client base, increase the breadth and depth of our data sets and further strengthen our solutions. We believe there are attractive synergies that result from acquiring small companies that provide innovative solutions and integrating these solutions into our existing offerings to generate cross-selling and upselling opportunities across our existing client base. Our leadership team has a proven track record of identifying, acquiring and integrating companies to drive long-term value creation, and we will continue to maintain a disciplined approach to pursuing acquisitions.

The most recent example of expanding our solution set inorganically is our simultaneous acquisitions of Eyeota and NetWise. D&B’s Sales and Marketing Solutions have been providing off-line data to enrich and enable digital marketing campaigns for many years. Through these acquisitions D&B simplifies the process our clients execute to segment, target and activate ad campaigns. Importantly, these acquisitions position D&B for the post-cookie world as expanding privacy regulations impose greater restrictions on the use of third-party data as well as third-party data sharing.

Our Clients

We have a diversified client base with more than 200,000 clients worldwide during 2021.

Our client base is diversified across size, industry and geography, and features minimal concentration; with no client accounting for more than 5% of revenue and our top 50 clients accounting for approximately 25% of revenue. Our clients include enterprises across nearly all industry verticals, including financial services, technology, communications, retail, transportation and manufacturing, and our data and analytics support use cases of all types. A substantial portion of our revenue is derived from companies in the financial services industry. We have held relationships with 21 of our top 25 clients by size of revenue for the year ended December 31, 2021 for more than 20 years, which reflects how deeply embedded we are in their daily workflows and decisioning processes. For 2021, our annual revenue retention rate, reflecting the percentage of prior year revenue from clients who were retained in the current year, was 96%.

In addition to our blue chip corporate client base, we serve a number of government organizations. Through the development of our analytics, we continue to move into mission critical functions with higher applicability across federal, state and local government organizations.

We have a presence in 256 countries and territories, including the United States, Canada, the United Kingdom, Ireland, Nordics, DACH, CEE, Greater China and India as of December 31, 2021. Our international presence is organized through the WWN alliances and owned markets. The following table presents the contribution by geography to revenue, which excludes Corporate and other:

	Year Ended December 31,
	2021	2020	2019
Revenue by geography
North America	69%	83%	83%
International	31%	17%	17%

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

International Presence

We have operated internationally for over 160 years and benefit from an extensive network and strong global brand recognition. We have an operating framework of owned, majority-controlled and partnered markets that serve international clients and secure critical global data to support both our United States and international clients. Across all international markets, we leverage our unique data sets and solutions to serve our clients’ Finance & Risk and Sales & Marketing needs.

There are certain key international markets in which we operate independently or through joint ventures, including the United Kingdom, Ireland, Nordics, DACH, CEE, Greater China and India. As we continue to provide international companies with our best-in-class data on U.S. companies, suppliers and prospects, our solutions have also increasingly become localized in recent years to better serve foreign markets. Our local presence ensures the complete, timely and accurate collection of commercial information.

In addition, as of December 31, 2021, we also operated through 13 WWN alliances. Our partners license our data as well as our trademarks and brand, to serve local markets that Dun & Bradstreet does not have direct ownership. Our extensive international network enables millions of executives around the world to make confident business decisions with reliable and accessible information. Our strategic relationships with our global WWN alliances provide us with best-in-class breadth of international data in our Data Cloud, which we view as a key competitive strength in serving international enterprises. This approach has improved the applicability of our data to local clients, while enlarging and strengthening the data sets for clients in all geographies.

Competition

We primarily compete on the basis of differentiated data sets, analytical capabilities, solutions, client relationships, innovation and price. We believe that we compete favorably in each of these categories across both our Finance & Risk and Sales & Marketing solutions. Our competitors vary based on the client size and geographical market that our solutions cover.

For our Finance & Risk solutions, our competition generally varies by client size between enterprise, mid-market and SMBs. Dun & Bradstreet has a leading presence in the enterprise market as clients place a high degree of value on our best-in-class commercial credit database to inform their critical decisions around the extension of credit. Dun & Bradstreet’s main competitors in the enterprise and mid-market include Bureau van Dijk (owned by Moody’s Corporation), Experian and Creditsafe in Europe and Experian and Equifax in North America. In the SMB market, commercial credit health becomes increasingly tied to consumer credit health. Our competition in this market generally includes Equifax, Experian and other consumer credit providers that offer commercial data. Additionally, there is a fragmented tail of low cost, vertical and regionally focused point solutions in this market that may be attractive to certain clients but lack the scale and coverage breadth to compete holistically.

For our Sales & Marketing solutions, our competition has historically been very fragmented with many players offering varying levels of data quantity and quality, and with data being collected in ways that may cross ethical and privacy boundaries. Dun & Bradstreet strives to protect the data and privacy of clients and other constituents and to maintain high standards of integrity and accountability in the ethical acquisition, aggregation, curation and delivery of data. Our direct competitors vary depending on use cases, such as market segmentation, digital marketing lead generation, lead enrichment, sales effectiveness and data management. In the market for professional contact data, our competition generally includes ZoomInfo and a few consultancies building bespoke solutions. For other sales and marketing solutions such as customer data platform, visitor intelligence, audience targeting and intent data, we face a number of smaller competitors.

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

In the Nordics, we primarily compete with Enento and Experian and in Central and Eastern European markets we compete with several regional and local players.

In Asia Pacific, we face competition in our Finance & Risk solutions from a mix of local and global providers. In China we primarily compete with global providers such as Experian and Bureau van Dijk, as well as technology driven local players focusing on domestic data. In India we compete with local competitors. In addition, as in the United Kingdom, the Sales & Marketing solutions landscape throughout Asia is localized and fragmented.

We believe that the solutions we provide to our clients in all geographies reflect our deep understanding of our clients’ businesses, the differentiated nature of our data and the quality of our analytics and decisioning capabilities. The integration of our solutions into our clients’ mission critical workflows helps to ensure long-lasting relationships, efficiency and continuous improvement.

Technology

Technology is key to how we efficiently collect, curate and ultimately deliver our data, actionable analytics and business insights to make investments in modernizing our infrastructure and optimizing our architecture to increase control, create efficiencies and greatly enhance the ability of our platforms to scale. We make investments in the re-architecture of our technology platform to enhance our ability to organize and process high volumes of disparate data, increase system availability and improve delivery, while lowering our overall cost structure and ensuring information security. We continue to work towards evolving Dun & Bradstreet into a platform with the ability to seamlessly add and integrate new data sets and analytical capabilities into our simplified and scaled technology infrastructure.

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

We own patents and have filed for patent applications both in the United States and in other selected countries of importance to us. The patents and patent applications include claims which pertain to certain technologies and inventions which we have determined are proprietary and warrant patent protection. We believe that the protection of our innovative technology and inventions, such as our proprietary methods for data curation and identity resolution, through the filing of patent applications, is a prudent business strategy. Filing of these patent applications may or may not provide us with a dominant position in the fields of technology. However, these patents and/or patent applications may provide us with legal defenses should subsequent patents in these fields be issued to third-parties and later asserted against us. An important aspect of our intellectual property strategy is to file for patents in innovative and modern technology spaces. For example, our application for a “System and Method for Identity Resolution across Disparate Distributed Immutable Ledger Networks” in the blockchain space was granted in December 2021 in Canada. In the United States, our patent detailing a “System and Method for Assessing and Optimizing Master Data Maturity” was granted in May 2021. Where appropriate, we may also consider asserting, or cross-licensing, our patents.

Corporate Social Responsibility

We firmly believe a defining quality of successful companies is that they demonstrate a consistent commitment to empowering the people and communities where they operate. We believe in having a positive impact through responsible engagement on environmental, social, and governance issues.

Our company culture provides a foundation that lets us commit to fostering social and economic development and contributing to the sustainability of the communities in which we all live and operate. We look at responsibility from several dimensions— how we support and empower our employees, the way we focus on helping our clients and the way we manage our corporation—all aligned with our core value of inherent generosity.

We are committed to fostering a workplace where everyone’s voice is valuable and diversity in all its forms is welcomed. In 2021, Dun & Bradstreet received a 100% score on the Human Rights Campaign Corporate Equality Index for LGBTQ Equality, an award the company has earned consecutively since 2017. We also earned a 100% score on the Disability Equality Index Best Places to Work for Disability Inclusion in 2021.

We seek to be a steward of the global environment and actively shape sustainable futures in the communities where we work and live. We use our data and analytics to help companies grow their business and become better global corporate citizens.

Workforce and Human Capital Resources

As of December 31, 2021, we had 6,296 employees worldwide, of whom 2,731 were in our North America segment and Corporate, and 3,565 were in our International segment. Our workforce also engages third-party consultants as an ongoing part of our business where appropriate. There are no unions in our U.S. or Canadian operations, and work councils and trade unions represent a portion of our employees in a few European markets. We have not experienced any work stoppages and we believe we maintain strong relations with our employees.

We are committed to creating a passionate, outside-in, forward-leaning culture. We want Dun & Bradstreet to be the best place to work and one that attracts and retains the very best talent. We strive to make our company a diverse, inclusive and safe workplace that will drive personal growth for each of our employees. We design our human resources programs to support these critical objectives. We provide a comprehensive compensation and benefits package designed to support our employees, both at home and at work. We provide learning and development programs for our people to prepare them for their roles and facilitate internal career mobility aiming at creating a high-performing workforce. Our diversity and inclusion programs further enhance our culture with the goal of making our workplace more engaging and inclusive. Our “Corporate Citizenship / Do Good” program is designed to give back to our communities where we live and work, and to support worthy causes around the world. This program further enhances the interaction of our employees at all levels.

In our continued response to the COVID-19 pandemic, we implemented operational changes with the primary objective of safety for our employees, as well as the communities in which we operate, and to comply with government regulations. We have adopted a distributed workforce model, including a long-term, full-time work from home arrangement for some employees, while implementing additional safety measures for employees and contractors continuing essential and critical on-site work.

Financial Information by Segment

In addition to our two reportable segments, we have a corporate organization that consists primarily of general and administrative expenses that are not included in the other segments. For financial information by reporting segment, see Note 18 to the Consolidated Financial Statements.

Regulatory Matters

Compliance with legal and regulatory requirements is a top priority for us. This includes compliance, to the extent applicable, with national and local anti-bribery and anti-corruption laws, information privacy, communications privacy, and data protection laws and regulations, data security and cybersecurity laws, unfair and deceptive trade practices laws, export control and economic sanctions laws, antitrust/competition laws national laws regulating enterprise credit reporting agencies and, in a few cases internationally, consumer reporting agencies, and digital accessibility and advertising laws. These laws are enforced by national and local regulatory agencies, and in some instances also through private civil litigation.

We proactively manage our compliance with laws and regulations through a dedicated legal and compliance and ethics team situated in the United States, the United Kingdom, Nordics, Central Europe, Greater China and India all reporting to the Chief Legal Officer and Chief Compliance Officer in the United States. Through the legal and compliance and ethics functions, we operate a comprehensive compliance and ethics program aligned with the U.S. Federal Sentencing Guidelines Elements of an Effective Compliance and Ethics Program, the OECD Good Practices Guidance on Internal Controls, Ethics, and Compliance, the OECD Guidelines Governing the Protection of Privacy and Transborder Flows of Personal Data, and the accountability principle of the GDPR. Based on an holistic program model integrating these frameworks, we undertake compliance risk assessments, promulgate compliance policies and procedures, provide awareness and training to our teams and associates, maintain and strive to continually improve upon compliance program operations, monitor all material laws and regulations applicable to our business, oversee, monitor and audit the efficacy of our internal compliance-related controls, evaluate the compliance and regulatory risks of the suppliers and other third parties we engage, advise on and assist in the development of new products and services, and meet as necessary and appropriate with regulators and legislators to establish transparency of our operations and create a means to understand and respond should any issues arise.

Data and Privacy Protection and Regulation

Our operations are subject to applicable national and local laws that regulate privacy, data and cyber security, broader data collection, use and sharing, cross-border data transfers and/or business, and in certain cases internationally, consumer credit reporting. These laws impact, among other things. data collection, usage, storage, transparency, security and breach, dissemination (including transfer to third parties and cross-border), individual rights management, retention and destruction. Certain of these laws provide for civil and criminal penalties for violations. Expansion into new use cases for personal information and growth through acquisitions, such as Bisnode and Eyeota, adds a further layer of complexity to our overall obligations under these laws, including new obligations relating to certain categories of consumer data. The laws and regulations that affect our business include, but are not limited to:

•the GDPR, the ePrivacy Directive and implementing national legislation, and judicial and regulatory developments on the EU and national level, including the recent Schrems II decision and EDPB guidance;

•U.S. federal, state and local data protections laws such as the Federal Trade Commission Act ("FTC Act") and similar state laws, state data breach laws and state privacy laws, such as the CCPA, the recently adopted Virginia Consumer Data Protection Act ("CDPA") and the Colorado Privacy Act ("CPA");

•China’s Cybersecurity Law and the newly passed China Personal Information Protection Law ("PIPL") and Data Security Law ("DSL"), as well as other civil and criminal laws relating to data protection;

•other international data protection, data localization, and state secret laws impacting us or our data suppliers;

•oversight by regulatory authorities for engaging in business credit reporting such as the U.K. Financial Conduct Authority and People’s Bank of China; and

•Canadian Federal and provincial privacy laws, such as PIPEDA and CASL.

We are also subject to federal and state laws impacting marketing such as the Americans with Disabilities Act, the Telephone Consumer Protection Act of 1991 and state unfair or deceptive practices acts and telemarketing laws.

These laws and regulations, which generally are designed to protect the privacy of the public and to prevent the misuse of personal information available in the marketplace, are complex, change frequently and have consistently trended towards becoming more stringent over time. We already incur significant expenses in our attempt to ensure compliance with these laws. Currently, public concern is high with regard to the operation of credit reporting agencies in the United States, as well as the collection, use, accuracy, correction. sharing and cross border transfers of personal information, especially any personal information that may be deemed as sensitive, such as U.S. Social Security numbers, dates of birth, financial information, medical information, department of motor vehicle data, behavioral data, and data related to ethnicity, political, religious or philosophical beliefs, sexual orientation and genetic, biometric and health data. In addition, many consumer advocates, privacy advocates, legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy and personal data in light of evolving technologies and data uses and have become increasingly concerned about the need for expanded oversight for the processing, generation, handling, and security of such data. As a result, they are lobbying and advocating for further restrictions, transparency, and accountability for the dissemination or commercial use of personal information to the public and private sectors. Additional legislative or regulatory efforts in the United States and other jurisdictions globally could further regulate the collection, use, communication, access, accuracy, obsolescence, sharing, cross border transfer, correction, security and rights of individuals and entities related to this personal information. In addition, any perception that our practices or products are an invasion of privacy, whether or not consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability. Further developments in the area of data subject rights, including broad rights around data access, correction, deletion and erasure, portability, restriction, and objection may incur additional costs to the Company as we continue to refine operational and technical controls to meet our expanding legal obligations.

Additional Information

Our website address is www.dnb.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Information regarding our ESG, corporate responsibility and sustainability initiatives is also available on our website at https://investor.dnb.com/governance/Corporate-Social-Sustainability-Report/default.aspx. However, the information found on our website is not part of this or any other report.

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
•We could lose our access to data sources or ability to transfer data across the data sources in markets we operate, which could prevent us from providing our solutions.
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

Financial Risks

•We have recorded a substantial amount of goodwill as a result of the Take-Private Transaction, and an economic downturn could cause the goodwill to become impaired, requiring write-downs that could have a material adverse effect on our business, financial condition and results of operations.

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
•Change in credit ratings, increases in interest rates, or volatility in the U.S. and global financial markets could impede access to, or increase the cost of, financing our operations and investments.

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
•As a public company, we may expend additional time and resources to comply with rules and regulations, and failure to comply with such rules may lead investors to lose confidence in our financial data.

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

We believe that our D-U-N-S Number and our ability to link our data together with this unique identifier provides us with a strategic advantage by allowing for a global, end-to-end assessment of businesses throughout the world. However, some of our competitors and clients utilize their own unique identifiers, and clients have and may continue to adopt alternative standards to our D-U-N-S Number and stop using our solutions. For example, the General Services Administration announced in 2019 that it plans to transition from the D-U-N-S Number to a government-owned entity number for federal contractors and grantees. In addition, public and commercial sources of free or relatively inexpensive business information have become increasingly available and this trend is expected to continue. To the extent the availability of free or relatively inexpensive business information increases, the demand for some of our solutions may decrease. If more clients adopt alternative standards to the D-

U-N-S Number or look to these other sources of data, it could have a material adverse effect on our business, financial condition and results of operations.

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
•local regulations that could impact our data supply from foreign markets, including data localization and privacy and data protection laws such as the EU GDPR and new China DSL and PIPL;
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

We collect, store and transmit a large amount of confidential company information on over 460 million total businesses as of December 31, 2021, including financial information and personal information, as well as certain consumer information and credit information. We operate in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve exploiting highly obscure security vulnerabilities or sophisticated attack methods. These cyberattacks can take many forms, but they typically have one or more of the following objectives, among others:

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

Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the United States, we are subject to laws that provide for at least 50 disparate notification regimes. In Europe, we are subject to reporting breaches across the EU and other European markets in which we operate. With the recent adoption of new data compliance laws in China and the acquisition of Eyeota, we also are subject to additional notification regimes. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

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

We could lose our access to data sources or ability to transfer data across the data sources in markets we operate, which could prevent us from providing our solutions.

Our solutions depend extensively upon continued access to and receipt of data from external sources, including data received from clients, strategic partners and various government and public records repositories. In some cases, we compete with our data providers. Our data providers could stop providing data, provide untimely data or increase the costs for their data for a variety of reasons, including a perception that our systems are unsecure as a result of a data security incidents, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. For example, the ability of our data providers to process and analyze such data may be constrained by government mandates to work remotely. In 2021, following a 2020 ruling by the Court of Justice of the European Union in its Case 311/18 Data Protection Commission v Facebook Ireland and Maximillian Schrems (Schrems II), European regulators and the European Commission adopted prescriptive measures for assessing and demonstrating that all cross-border data transfers comply with the ruling. Additionally, in 2021, China adopted its own restrictions on cross-border data transfers under its new DSL and PIPL data compliance laws. As a result of these developments and related regulatory decisions, we have become and may become subject to further increased restrictions or mandates on the collection, disclosure or use or transfer of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data or cannot be transferred out of the country where it has been collected. We may not be successful in maintaining our relationships with these external data source providers or be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we may not able to obtain data from alternative sources if our current sources become unavailable. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our ability to provide solutions could be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to various government regulations, such as the FTC Act and the CCPA, as well as forthcoming laws in Virginia and Colorado, in the United States, the GDPR in the European Union, the Cyber Security Law, DSL, and PIPL in China and various other international, federal, state and local laws and regulations. See "Business—Regulatory Matters" for a description of select regulatory regimes to which we are subject. These laws and regulations, which generally are designed to protect the privacy of information relating to individuals and to prevent the unauthorized collection, access to and use of personal or confidential information available in the marketplace and prohibit certain deceptive and unfair acts, are complex and have tended to become more stringent over time. Further, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, several U.S. states have recently introduced and passed legislation to expand data security breach notification rules and to expand the scope of privacy protections provided. New privacy legislation that may impact Dun & Bradstreet has also been proposed both in the U.S. and internationally, including in Canada and India. We already incur significant expenses in our attempt to ensure compliance with these laws.

As a result of the Bisnode acquisition we are subject to additional national data protection and credit laws as well as constitutional requirements that impose additional legal requirements and continue to be evaluated in conjunction with our integration. There is pending GDPR-related litigation in Poland that may have an adverse impact on us. The effectiveness of Bisnode’s compliance controls, including third party vendor reviews also needs to be further evaluated during integration.

Some of the new U.S. state laws are intended to provide consumers (including sole proprietors) with greater transparency and control over their personal data as well as to provide additional obligations and duties for businesses. For example, the California Privacy Rights Act ("CPRA"), which amends the CCPA, will become effective January 1, 2023, and expand upon the CCPA. Additionally, the Virginia Consumer Data Protection Act ("CDPA"), which will become effective on January 1, 2023 and the Colorado Privacy Act ("CPA"), which is expected to become effective on July 1, 2023, both are expected to affect our business. Each of these laws places requirements on a broad scope of data sales, which are likely to affect our business. Additionally, the duties and obligations for data handling, time sensitive privacy rights management, assessments, contracts, and similar requirements are expected to create more operational burdens on our business. We anticipate that additional state and/or federal legislation in the U.S. will continue to be enacted, and that our operations will need to continue to evolve to accommodate unique considerations across jurisdictions.

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

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes, defamation claims by subjects of our reporting, employment claims made by our current or former employees and regulatory investigations or other proceedings by state and federal regulators. We responded to a second civil investigative demand from the U.S. Federal Trade Commission ("FTC") that we received in September 2019 in relation to an investigation by the FTC into potential violations of Section 5 of the FTC Act, primarily concerning our credit managing and monitoring products, such as CreditBuilder. On February 23, 2021, the FTC staff provided us with a draft complaint and consent order outlining its allegations and the forms of relief sought, and advised that it had been given authority to engage in consent negotiations. Following consent negotiations, on September 21, 2021, we agreed to enter into an Agreement Containing Consent Order subject to acceptance by the FTC. This and other regulatory investigations may result in the assessment of fines for violations of laws or regulations or settlements resulting in a variety of remedies. On January 13, 2022, the FTC announced the proposed Order subject to a public comment period for 30 days from publication in the Federal Register. See Note 8 "Contingencies" to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

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

Goodwill recorded on our balance sheet was $3,493.3 million, or approximately 35% of our total assets, as of December 31, 2021. We are required to test goodwill and any other intangible assets with an indefinite life for possible impairment on an annual basis and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and property, plant and equipment for impairment if there are indicators of a possible impairment.

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

We have a substantial amount of indebtedness, which requires significant interest and principal payments. As of December 31, 2021, we had $3,822.9 million in total indebtedness outstanding, consisting of borrowings from our revolving credit facility, term loan borrowings under our senior secured credit facilities ("Senior Secured Credit Facilities") and our senior secured and unsecured notes. In addition, subject to the limitations contained in the credit agreements governing our Senior Secured Credit Facilities and the indentures governing our senior secured and unsecured notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our high level of debt could increase. This substantial amount of indebtedness could have important consequences to us, including the following:

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

Our ability to make scheduled payments on and to refinance our indebtedness, depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors and reimbursement actions of governmental and commercial payors, all of which are beyond our control, including the availability of financing in the international banking and capital markets. Lower net revenues before provision for credit loss, or higher provision for uncollectibles, generally will reduce our cash flow. We may not generate sufficient cash flow from operations, realize anticipated cost savings and operating improvements or be able to borrow sufficient funds to service or refinance our indebtedness or fund our other liquidity needs.

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

Moreover, in the event of a default, the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest, if any. The lenders under the revolving facility could also elect to terminate their commitments thereunder, cease making further loans, and institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation. If we breach our covenants under the credit facilities, we would be in default thereunder. The lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

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

Change in credit ratings, increases in interest rates, or volatility in the U.S. and global financial markets could impede access to, or increase the cost of, financing our operations and investments.

Our borrowing costs can be affected by short- and long-term debt ratings assigned by independent ratings agencies that are based, in part, on the Company’s performance as measured by credit metrics such as leverage and interest coverage ratios. Any potential future downgrades could further increase, our cost of borrowing and/or make it more difficult for us to obtain financing. In addition, increases in interest rates or volatility in U.S. and global financial markets could impact our access to, or increase the cost of, financing. Past disruptions in the U.S. and global credit and equity markets made it more difficult for many businesses to obtain financing on acceptable terms. These conditions tended to increase the cost of borrowing and if they recur, our cost of borrowing could increase and it may be more difficult to obtain financing for our operations or investments.

Risks Related to Our Company Structure

Certain of our executive officers and directors have or will have interests and positions that could present potential conflicts and demands on their time.

We are party to a variety of related party agreements and relationships with our Investor Consortium or their affiliates. Our Chief Executive Officer, Anthony M. Jabbour, will serve until May 16, 2022 as the Chairman and Chief Executive Officer of Black Knight and then will transition to Executive Chairman of Black Knight. In these roles, Mr. Jabbour may be required to devote a significant amount of time to Black Knight. Mr. Jabbour also serves as a member of the board of directors of Paysafe Limited. Three of our nine directors, including Messrs. Jabbour, Hagerty and Rao also serve on the board of directors of Black Knight. Mr. Foley serves as Chairman of the board of directors of Cannae and our director Richard N. Massey serves as Chief Executive Officer and a director of Cannae.

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

As of February 18, 2022, our Investor Consortium collectively held 44.0% of our voting power of our common stock. We have entered into a registration rights agreement with our Investor Consortium. Under the registration rights agreement, our Investor Consortium has the right to demand that we register shares of common stock held by them under the Securities Act as well as piggyback registration rights that we include any such shares of common stock in any registration statement that we file with the SEC, subject to certain exceptions. If the shares of common stock held by our Investor Consortium are registered for resale pursuant to the registration rights agreement, they will be freely tradeable. In the event such registration rights are exercised and a large number of shares of our common stock are sold in the public market, such sales could reduce the trading price of our common stock.

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

Bilcar, THL, Cannae, Black Knight and CC Capital (or their applicable affiliates) collectively held 44.0% of the voting power of our common stock as of February 18, 2022. In connection with the IPO, this group entered into a letter agreement pursuant to which they (or their applicable affiliates) agreed to vote all of their shares as a group in all matters related to the election of directors, including to elect William P. Foley, II, Richard N. Massey, Thomas M. Hagerty, Ganesh B. Rao and Chinh E. Chu to our board of directors at each of the next shareholder meetings through the 2023 shareholder meeting at which such individuals are eligible for election. As a result, it is possible that the interests of the Investor Consortium may in some circumstances conflict with our interests and the interests of our other stockholders.

Our Investor Consortium can significantly influence our business and affairs and may have conflicts of interest with us in the future.

Our Investor Consortium collectively held 44.0% of the voting power of our common stock as of February 18, 2022. As a result, the members of the Investor Consortium have the ability to significantly influence any matter that requires the approval of stockholders, including the election of directors, mergers and takeover offers, regardless of whether others believe that approval of those matters is in our best interests.

In addition, the members of the Investor Consortium are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the members of the Investor Consortium may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as the Investor Consortium, or funds controlled by or associated with the Investor Consortium, continue to own a significant amount of the outstanding shares of our common stock, the Investor Consortium will continue to be able to strongly influence us. Our amended and restated certificate of incorporation provides that none of the members of the Investor Consortium or any of their affiliates will have any duty to refrain from (i) engaging in a corporate opportunity in the same or similar lines of business in which we or our affiliates now engage or propose to engage or (ii) otherwise competing with us or our affiliates.

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

Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, such as with current inflation related to domestic and global supply chain issues, could adversely affect our revenues and, at the same time increase our costs.

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
•changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;
•changes in accounting standards, policies, guidance, interpretations or principles;
•the arrival or departure of key personnel;

•the number of shares to be publicly traded;
•future sales or issuances of our common stock, including sales or issuances by us, our officers or directors and our significant stockholders;
•general economic, market and political conditions (such as the effects of the recent COVID-19 global pandemic); and
•other developments affecting us, our industry or our competitors.

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

As a public company, we may expend additional time and resources to comply with rules and regulations, and failure to comply with such rules may lead investors to lose confidence in our financial data.

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

In particular, as a public company, our management is required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls in our annual reports on Form 10-K. In addition, commencing with this 10-K we are required to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our registered public accounting firm is unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Item 2. Properties

Effective February 11, 2022, our Board of Directors designated 5335 Gate Parkway, Jacksonville, Florida 32256, a property we purchased on June 30, 2021, as our principal executive office. This property also serves as our executive offices. As of December 31, 2021, we lease space in 55 locations, including Center Valley, Pennsylvania, Austin, Texas, Paddington, England and Dublin, Ireland. These locations are geographically distributed worldwide to meet sales and operating needs.

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

Environmental Matter

In March of 2011, we received a Request for Information from the Environmental Protection Agency ("EPA"), regarding our former printing facility located along the Gowanus Canal. The facility was operated by us as a printing plant between 1914 and 1966, at which time we sold it. In 2010, the adjacent Gowanus Canal was identified by the EPA as a Superfund site under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), to be cleaned and restored. On September 30, 2013, the EPA issued its Record of Decision. The EPA's cost demand to all contributors seeks recovery in two phases, the Remedial Design phase and the implementation of the Remedial Action phase. On March 24, 2014, the EPA issued a Unilateral Administrative Order ("UAO") to 27 potentially responsible parties ("PRPs"), including us, directing the PRPs to perform work at the Gowanus Canal Superfund Site. D&B denied liability, reserved rights and indicated that we will cooperate with the EPA and comply with the UAO. Following an allocation proceeding for the Remedial Design portion of the work, in which certain PRPs participated, the allocator issued an allocation decision on February 28, 2019, in which we were allocated a 0.407% share of the cost of remediation. On April 11, 2019, the EPA issued another UAO to D&B and other PRPs for certain work. D&B again denied liability, reserved rights and indicated that we will cooperate with the EPA and comply with the UAO. On January 28, 2020, EPA issued a UAO to six PRPs ordering completion of Remedial Action for the upper portions of the Canal. D&B was not included in the UAO. On November 16, 2020, EPA issued a news release increasing the estimated cost of the overall cleanup plan for the Gowanus Canal to be over $1.5 billion. However, EPA did not provide information to support this cost estimate. We have accrued total liabilities of approximately $6.1 million in connection with the remediation through December 31, 2021, but the total cost or range of costs associated with this matter, including potential future costs related to natural resource damages, cannot be determined at this time.

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
Holders of Record
As of February 18, 2022, the closing price of our common stock on the NYSE was $18.23 per share and we had 176 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
*$100 invested on July 1, 2020 in Dun & Bradstreet or each respective index, including reinvestment of dividends.
Data provided by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright© 1980-2022.
Copyright© Standard and Poor's, Inc. Used with permission. All rights reserved.
Copyright© Russell Investments. Used with permission. All rights reserved.

	07/01/2020	12/31/2020	03/31/2021	06/30/2021	09/30/2021	12/31/2021
Dun & Bradstreet Holdings, Inc.	$100	$98	$94	$84	$66	$81
S&P 500 Index	$100	$122	$129	$140	$141	$156
Russell 1000 Index	$100	$124	$131	$142	$143	$157

Item 6. Selected Financial Data
The following table presents our selected historical consolidated financial data and operating statistics. The consolidated statement of operations data for the Successor years ended December 31, 2021 and December 31, 2020, the Successor period from January 1 to December 31, 2019 and the Predecessor period from January 1 to February 7, 2019 and the consolidated balance sheet data as of December 31, 2021 and 2020 have been derived from our audited consolidated financial statements included elsewhere herein. The statement of operations data for the Predecessor years ended December 31, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019, 2018 and 2017 have been derived from our consolidated financial statements not included elsewhere herein.
Historically our consolidated financial statements which have a year-end of December 31, reflected results of subsidiaries outside of North America on a one-month lag with a year-end of November 30. Effective January 1, 2021, we eliminated the one-month reporting lag for our subsidiaries outside of North America and aligned the year-end for all subsidiaries to December 31. This change was applied retrospectively to all periods since February 8, 2019 ("Successor periods") after the Take-Private

Transaction. As a result, financial statements for the Successor periods have been revised to reflect the elimination of the International lag reporting. See further discussion in Note 1 to the consolidated financial statements.

	Successor			Predecessor
(In millions, except per share data)	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Statement of Operations Data:
Revenue (1)	$2,165.6	$1,738.7	$1,439.0	$178.7	$1,716.4	$1,742.5
Cost of services (exclusive of depreciation and amortization)	664.3	548.2	463.7	56.7	563.4	573.3
Selling and administrative expenses(2)	714.7	559.8	657.6	122.4	610.0	672.4
Depreciation and amortization(3)	615.9	537.8	487.1	11.1	88.7	79.7
Restructuring charge	25.1	37.3	52.3	0.1	25.4	32.1
Operating costs	2,020.0	1,683.1	1,660.7	190.3	1,287.5	1,357.5
Operating income (loss)	145.6	55.6	(221.7)	(11.6)	428.9	385.0
Interest income	0.7	0.7	2.5	0.3	1.9	1.6
Interest expense	(206.4)	(271.1)	(303.5)	(5.5)	(54.4)	(59.7)
Other income (expense) - net	14.9	(11.6)	(153.5)	(86.0)	(3.3)	(4.2)
Non-operating income (expense) - net	(190.8)	(282.0)	(454.5)	(91.2)	(55.8)	(62.3)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(45.2)	(226.4)	(676.2)	(102.8)	373.1	322.7
Less: provision (benefit) for income taxes	23.4	(112.4)	(118.3)	(27.5)	81.6	179.7
Equity in net income of affiliates	2.7	2.4	4.2	0.5	2.8	2.8
Net income (loss)	(65.9)	(111.6)	(553.7)	(74.8)	294.3	145.8
Less: net (income) loss attributable to the non-controlling interest	(5.8)	(4.9)	(6.4)	(0.8)	(6.2)	(4.1)
Less: Dividends allocated to preferred stockholders	—	(64.1)	(114.0)	—	—	—
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(71.7)	$(180.6)	$(674.1)	$(75.6)	$288.1	$141.7
Basic earnings (loss) per share of common stock:
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(0.17)	$(0.49)	$(2.14)	$(2.04)	$7.76	$3.84
Diluted earnings (loss) per share of common stock:
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(0.17)	$(0.49)	$(2.14)	$(2.04)	$7.72	$3.81
Weighted average number of shares outstanding-basic	428.7	367.1	314.5	37.2	37.1	36.9
Weighted average number of shares outstanding-diluted	428.7	367.1	314.5	37.2	37.3	37.2
(1)On January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("Topic 606") for revenue recognition accounting. Revenue prior to January 1, 2018 was accounted for based on ASU No. 2009-13, "Revenue Recognition (Topic 605)" ("Topic 605") accounting.
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

	Successor			Predecessor

	December 31,			December 31,
	2021	2020	2019	2018	2017
Balance Sheet Data(4)(5):
Cash and cash equivalents	$177.1	$352.3	$84.4	$90.2	$442.4
Total assets	$9,997.2	$9,220.3	$9,099.9	$1,820.9	$2,480.9
Total debt (current and long-term)	$3,744.8	$3,281.1	$3,900.8	$1,136.6	$1,678.1

(4)A balance sheet is not presented as of February 7, 2019. See Note 15 to the consolidated financial statements for purchase price allocation in connection with the Take‑Private Transaction.
(5)On January 1, 2019, we adopted Accounting Standard Codification ("ASC") Leases Topic 842 ("Topic 842"). As a result, we recognized all operating leases as right of use assets and lease liabilities on the balance sheet effective January 1, 2019. Leases were accounted for based on ASC Topic 840 ("Topic 840") prior to January 1, 2019.

	Successor			Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$503.7	$205.5	$(70.5)	$(65.4)	$325.4	$286.5
Net cash provided by (used in) investing activities	$(1,078.7)	$(133.8)	$(6,156.7)	$(5.3)	$(65.3)	$(206.6)
Net cash provided by (used in) financing activities	$400.1	$188.6	$6,321.7	$96.9	$(609.7)	$(18.8)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the results of operations, financial condition and cash flows of Dun & Bradstreet Holdings, Inc. MD&A is provided as a supplement to, and should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts in tables are in millions. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. See "Forward-Looking Statements" and "Item 1A.—Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.

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
We leverage these differentiated capabilities to serve a broad set of clients across multiple industries and geographies. As of December 31, 2021, we have a global client base of more than 200,000, including some of the largest companies in the world. Covering nearly all industry verticals, including financial services, technology, communications, government, retail, transportation and manufacturing, our data and analytics support a wide range of use cases. In terms of our geographic footprint, we have an industry-leading presence in North America, a growing presence in the United Kingdom and Ireland ("UK"), Nordics (Sweden, Norway, Denmark and Finland), DACH (Germany, Austria and Switzerland) and CEE (Central and Eastern Europe) regions ("Europe"), Greater China and India through our majority or wholly-owned subsidiaries and a broader global presence through our Worldwide Network alliances ("WWN alliances"). On January 8, 2021, we acquired Bisnode

Business Information Group AB ("Bisnode") which expanded our presence in Northern and Central Europe. The acquisition increases our client base, and expands and enhances our constantly expanding business database, known as our "Data Cloud".
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
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the U.K, Europe, Greater China, India and indirectly through our WWN alliances.
Historically our consolidated financial statements which have a year-end of December 31, reflected results of subsidiaries outside of North America on a one-month lag with a year-end of November 30. Effective January 1, 2021, we eliminated the one-month reporting lag for our subsidiaries outside of North America and aligned the year-end for all subsidiaries to December 31. The elimination of this reporting lag represented a change in accounting principle, which the Company believes to be preferable as it provides investors with the most current information. This change in accounting policy was applied retrospectively to all periods since February 8, 2019 ("Successor periods") after the Take-Private Transaction. The Consolidated Balance Sheet as of December 31, 2020, and the Consolidated Statement of Operations and Comprehensive Income (Loss), the Consolidated Statement of Cash Flows, and the Consolidated Statements of Stockholder Equity for the year ended December 31, 2020 and Period from January 1 to December 31, 2019 have been recast to reflect this change in accounting policy. See Note 1 to the consolidated financial statements for further discussion.
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

Regulatory Requirements

In recent years, there has been an increased legislative and regulatory focus on data privacy practices. As a result, federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the California Consumer Privacy Act of 2018 ("CCPA") and the California Privacy Rights Act ("CPRA") and similar laws in other U.S. states. The CCPA applies to certain businesses that collect personal information from California residents, and bestows broad rights on individuals, including a right to know what personal information is being collected about them and whether and to whom it is sold, a right to access their personal information and have it deleted, a right to opt out of the sale of their personal information and a right to equal service and price regardless of exercise of these rights. We are also subject to data protection and privacy laws and regulations in countries outside of U.S. where we conduct business. See "Business—Regulatory Matters" in Item 1.

Recent Developments

The following developments impact the comparability of our results of operations, balance sheet and cash flows between years:
Business Acquisitions
On November 15, 2021, we acquired 100% of the outstanding ownership interests in NetWise Data LLC ("NetWise"), a provider of business to business and business to consumer identity graph and audience targeting data. The results of NetWise have been included in our North America segment from the date of the acquisition.
On November 5, 2021, we acquired 100% of the outstanding ownership interests in Eyeota Holdings Pte Ltd ("Eyeota"), a global online and offline data onboarding and transformation company. The results of Eyeota have been included in our North America segment from the date of the acquisition.

On January 8, 2021, we acquired 100% ownership of Bisnode Information Group AB ("Bisnode"). Bisnode is a leading European data and analytics firm and long-standing member of the Dun & Bradstreet WWN alliances. The acquisition increases our client base, and expands and enhances our constantly expanding business database, known as our "Data Cloud". The results of Bisnode have been included in our International segment from the date of the acquisition.

On March 11, 2020, we acquired substantially all of the assets of coAction.com. coAction.com is a leader in revenue cycle management in the order-to-cash process, serving mid to large size companies across multiple industries. The results of coAction.com have been included in our North America segment from the date of the acquisition.

On January 7, 2020, we acquired a 100% ownership interest in Orb Intelligence ("Orb"). Orb is a prominent digital business identity and firmographic data provider, which allows us to better capture the digital footprint of businesses as well as the digital exhaust that businesses generate. The results of Orb have been included in our North America segment from the date of the acquisition.

On July 1, 2019, we acquired a 100% ownership interest in Lattice Engines, Inc. ("Lattice"). Lattice is a leading artificial intelligence powered customer data platform, enabling B2B organizations to scale their account-based marketing and sales programs across every channel. The results of Lattice have been included in our North America segment since the date of the acquisition.

Debt Refinancing

On December 20, 2021, we issued $460 million in aggregate principal amount of 5.000% Senior Unsecured Notes due December 15, 2029. The proceeds from the Senior Unsecured Notes and cash on hand were used to fund the full redemption of the $450 million in aggregate principal amount of our 10.250% Senior Unsecured Notes due 2027, inclusive of an early redemption premium of $29.5 million. As a result of the redemption, we recorded a total expense of $41.8 million related to the debt extinguishment within "Non-operating income (expense)-net" for the year ended December 31, 2021.

On September 26, 2020, we repaid $280 million in aggregate principal amount of our 6.875% Senior Secured Notes, inclusive of a premium of $19.3 million related to the repayment. We recorded a total expense of $25.0 million related to the repayment within “Non-operating income (expense)-net” for the year ended December 31, 2020.

On July 6, 2020, we completed an initial public offering ("IPO") and a concurrent private placement (see Note 1). Total gross proceeds from the transaction were $2,381.0 million. In connection with the IPO and the concurrent private placement, we repaid $300 million in aggregate principal amount of our 10.250% Senior Unsecured Notes on July 6, 2020, inclusive of a premium of $30.8 million related to the repayment. We recorded a total expense of $41.3 million related to the repayment within "Non-operating income (expense)-net" for the year ended December 31, 2020. Upon the closing of the IPO on July 6, 2020, we also redeemed all of the outstanding Series A Preferred Stock and made a total make-whole payment of $205.2 million.
Real Estate Acquisition
On June 30, 2021, we completed the purchase of an office building in Jacksonville, Florida for our new global headquarters office, with a purchase price of $76.6 million, paid in cash. The relocation of the headquarters is part of our strategic investment to grow the company.

COVID-19 Impact
Since early 2020, the COVID-19 pandemic has caused and continues to cause disruptions in supply chains, affecting workforce, production and sales across the world, leading to disruptions and volatility in the global financial markets and economy. Given the continuously evolving and unpredictable nature of the coronavirus, particularly in light of variant strains of the virus, there remains considerable continuing uncertainty regarding the extent of the impact and the duration of the pandemic.
In our continued response to the COVID-19 pandemic, we implemented operational changes to ensure the safety of our workforce and to ensure that we continue to serve our clients. We have adopted a distributed work workforce model which has been successful and has not significantly affected our operations. Further discussion regarding the impact of the pandemic to our operations for the years ended December 31, 2021 and 2020 is provided within this MD&A section.

Given the economic conditions, we continue to carefully monitor the COVID-19 pandemic and its impact on our business. While our productivity and financial performance for the years ended December 31, 2021 and 2020 have not been impacted materially by the pandemic, the ultimate impact will be difficult to predict and depends on, among many factors, the duration of the pandemic, the timing and availability of vaccines and treatments and the government mandates or guidance regarding COVID-19 restriction and its ultimate impact to our customers, vendors, and the financial markets. While near-term uncertainty caused by the COVID-19 pandemic remains, particularly in light of variant strains of the virus, we expect to see improvements in market conditions generally as vaccines and treatments become more widely available. However, we believe the pace of the recovery will vary by geography depending on vaccine distribution, availability of treatment and other macroeconomic factors. We will remain flexible so that we can adjust to events and uncertainties while we continue to move forward.
Coronavirus Aid, Relief, and Economic Security Act (“CARES Act” or “Act”)
In response to liquidity issues that businesses are facing as a result of the COVID-19 pandemic, The CARES Act was signed into law on March 27, 2020 by the U.S. government. Among other reliefs, the Act provides assistance to businesses through the modification of rules related to net operating losses and interest expense deductions. Many of these modifications are designed to provide critical cash flow and liquidity to businesses during the COVID-19 pandemic, including allowing the amendment of prior tax returns to obtain tax refunds. The Act also allowed for the deferral of 2020 employer FICA payroll taxes to 2021 and 2022 as well as delaying any federal tax payments due April 15, 2020 and June 15, 2020 until July 15, 2020. The Company utilized the relief opportunities provided by the Act. The application of the Act will result in a net cash benefit of $98.4 million, of which $0.8 million and $57.8 million was reflected in our effective tax rate for the years ended December 31, 2021 and 2020, respectively. We had also deferred 2020 FICA payroll tax payments of approximately $9.5 million, which was fully paid in the third quarter of 2021.
Recently Issued Accounting Standards
See Note 3 to the Consolidated Financial Statements for disclosure of the impact that recent accounting pronouncements may have on the Consolidated Financial Statements.

Critical Accounting Policies and Estimates
In preparing our consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 2 to the consolidated financial statements. Of those policies, we consider the policies described below to be critical because they are both most important to the portrayal of our financial condition and results, and they require management’s subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
The expected long-term rate of return on the plan assets that is utilized in determining pension expense is derived based on target asset allocation as well as expected returns on asset categories of plan investments. For the U.S. Qualified Plan, our most significant pension obligation, the long-term rate of return assumption was 6.00%, 6.50% and 7.00% for 2021, 2020 and 2019, respectively. For 2022, we will use a long-term rate of return of 5.50%. The 5.50% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2021, the U.S. Qualified Plan was 55% invested in return-seeking assets and 45% invested in liability-hedging assets.
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
Mortality assumptions are used to estimate life expectancy of plan participants, determining projected pension obligations and the period over which retirement plan benefits are expected to be paid. For our U.S. plans mortality assumptions, we used PRI 2012 mortality table (“PRI-2012”) at December 31, 2021 and 2020, together with mortality improvement projection scales MP-2021 and MP-2020, respectively. At December 31, 2021, the adoption of the updated mortality improvement scale MP-2021 resulted in a reduction of the projected benefit obligations for the U.S. plans of approximately $5 million. At December 31, 2020, the adoption of the updated mortality improvement scale MP-2020 resulted in a reduction of the projected benefit obligations for the U.S. plans of approximately $11 million.
Changes in the above key assumptions for our global pension plans would have the following effects to our pension obligations at December 31, 2021 (In millions):

	Long-Term Rate of Return		Discount Rate
	25 Basis Points		25 Basis Points
	Increase	Decrease	Increase	Decrease
Increase (decrease) in pension cost	$(3.9)	$3.9	$(2.6)	$2.9
Increase (decrease) in pension obligation	$—	$—	$56.4	$(59.4)

We believe that the assumptions used are appropriate, though changes in these assumptions would affect our pension and other postretirement obligations and benefit costs.
See Note 10 to the consolidated financial statements for more information regarding costs of, and assumptions for, our pension and postretirement benefit obligations and costs.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment at least annually at December 31 and more often if an event occurs or circumstances change which indicate it is more likely than not that fair value is less than carrying amount. If a qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit or an indefinite-lived intangible asset exceeds its estimated fair value, an additional quantitative evaluation is performed. The annual impairment tests of goodwill and indefinite-lived intangible assets may be completed through qualitative assessments. We may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test for goodwill or indefinite-lived intangible assets in any period. We may resume the qualitative assessment for any reporting unit or indefinite-lived intangible asset in any subsequent period.
Goodwill
As of December 31, 2021 and 2020, our consolidated balance sheet included goodwill of $3,493.3 million and $2,857.9 million, respectively. We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment which is a business and for which discrete financial information is available and reviewed by a segment manager. Our reporting units are Finance & Risk and Sales & Marketing within the North America segment, and the U.K., Europe, Greater China, India and our WWN alliances within the International segment.
For the qualitative goodwill impairment test, we analyze actual and projected reporting unit growth trends for revenue and profits, as well as historical performance. We also assess critical factors that may have an impact on the reporting units, including macroeconomic conditions, market-related exposures, regulatory environment, cost factors, changes in the carrying amount of net assets, any plans to dispose of all or part of the reporting unit, and other reporting unit specific factors such as changes in key personnel, strategy, customers or competition. In addition we assess whether the market value of the Company compared to the book amounts are indicative of an impairment.
For quantitative goodwill impairment test, we determine the fair value of our reporting units based on the market approach and also in certain instances using the income approach to further validate our results. Under the market approach, we estimate the fair value based on market multiples of current year EBITDA, adjusted as necessary for non-recurring items, for each individual reporting unit. We use judgment in identifying the relevant comparable company market multiples (i.e., recent divestitures or acquisitions, facts and circumstances surrounding the market, dominance, growth rate, etc.). For the income approach, we use the discounted cash flow method to estimate the fair value of a reporting unit. The projected cash flows are based on management’s most recent view of the long-term outlook for each reporting unit. Factors specific to each reporting unit could include revenue growth, profit margins, terminal value, capital expenditure projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. When applicable, as a reasonableness check, we reconcile the estimated fair values derived in the valuations for the total Company based on the individual reporting units to our total enterprise value (calculated by multiplying the closing price of our common stock by the number of shares outstanding at that time, adjusted for the value of our debt).
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
An impairment charge is recorded if a reporting unit’s carrying value exceeds its fair value. The impairment charge is also limited to the amount of goodwill allocated to the reporting unit. An impairment charge, if any, is recorded as an operating expense in the period that the impairment is identified.
For 2021, 2020 and 2019, we performed qualitative tests for each of our reporting units and the results of our tests indicated that it was not more likely than not that the goodwill in any reporting unit was impaired.
Indefinite-Lived Intangible Assets
Under the qualitative approach, we perform impairment tests for indefinite-lived intangible assets based on macroeconomic and market conditions, industry considerations, overall performance and other relevant factors. If we elect to bypass the qualitative assessment for any indefinite-lived intangible asset, or if a qualitative assessment indicates it is more likely than not that the estimated carrying amount of such asset exceeds its fair value, we proceed to a quantitative approach.
Under the quantitative approach, we estimate the fair value of the indefinite-lived intangible asset and compare it to its carrying value. An impairment loss is recognized if the carrying value exceeds the fair value. The estimated fair value is determined primarily using income approach based on the expected present value of the projected cash flows of the assets.

Our indefinite-lived intangible assets primarily include Dun & Bradstreet trade name which was recognized in connection with the Take-Private Transaction. As a result of the impairment tests performed using quantitative approach, no impairment charges for indefinite-lived intangible assets have been recognized for the years ended December 31, 2021 and 2020, the period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor).

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
For the expected time to liquidity assumption, management estimated, on the valuation date, the earliest expected change of control or liquidity event was approximately 3.5 years. The estimate was based on available facts and circumstances on the valuation date, such as our performance and outlook, investors’ strategy and need for liquidity, market conditions, and our financing needs, among other considerations.
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
Fair Value Measurements
Assets and liabilities are subject to fair value measurements in certain circumstances, including purchase accounting applied to assets and liabilities acquired in a business combination and long-lived assets that are written down to fair value when they are impaired. We use the acquisition method of accounting for all business combinations. This method requires us to allocate the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including intangible assets and technology acquired. The excess of the purchase consideration over the fair value of assets acquired and liabilities assumed is recorded as goodwill. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. The determination of fair value often requires us to make significant estimates and assumptions such as determining an appropriate discount rate that factors in both risk and liquidity premiums, identifying the similarities and differences in market transactions, weighting those differences accordingly and then making the appropriate adjustments to those market transactions to reflect the risks specific to the asset or liability being valued. Other significant assumptions include projecting our future cash flows related to revenues and expenses based on our business plans and outlook which can be significantly impacted by our future growth opportunities, general market environment and geographic sentiment. We may use third-party valuation consultants to assist in the determination of such estimates. See Notes 10, 11, 13, 15 and 16 to the consolidated financial statements for further information on fair value measurements and acquisitions.

Income Taxes

As of December 31, 2021 and 2020, our consolidated balance sheet included non-current deferred tax liabilities of $1,207.2 million and $1,106.6 million, respectively. We are subject to income taxes in the United States and many foreign jurisdictions. In determining our consolidated provision for income taxes for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the determination of the recoverability of certain deferred tax assets and the calculation of certain tax liabilities, which arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating losses.
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

Expenses
Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) primarily include data acquisition and royalty fees, costs related to our databases, service fulfillment costs, call center and technology support costs, hardware and software maintenance costs, telecommunication expenses, personnel-related costs associated with these functions and occupancy costs associated with the facilities where these functions are performed.
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
Non-Operating Income and Expense
Non-operating income and expense includes interest expense, interest income, costs associated with early debt repayments, dividends from cost-method investments, gains and losses from divestitures, mark-to-market expense related to certain derivatives, and other non-operating income and expenses.
Provision for Income Tax Expense (Benefit)

Provision for income tax expenses (benefit) represents international, U.S. federal, state and local income taxes based on income in multiple jurisdictions for our corporate subsidiaries.
Key Metrics
In addition to reporting GAAP results, we evaluate performance and report our results on the non-GAAP financial measures discussed below. We believe that the presentation of these non-GAAP measures provides useful information to investors and rating agencies regarding our results, operating trends and performance between periods. These non-GAAP financial measures include adjusted revenue, organic revenue, adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA"), adjusted EBITDA margin, adjusted net income and adjusted net earnings per diluted share. Adjusted results are non-GAAP measures that adjust for the impact due to certain acquisition and divestiture related revenue and expenses, such as costs for banker fees, legal fees, due diligence, retention payments and contingent consideration adjustments, restructuring charges, equity-based compensation, and other non-core gains and charges that are not in the normal course of our business, such as costs associated with early debt redemptions, gains and losses on sales of businesses, impairment charges, the effect of significant changes in tax laws and material tax and legal settlements. We exclude amortization of recognized intangible assets resulting from the application of purchase accounting because it is non-cash and not indicative of our ongoing and underlying operating performance. Recognized intangible assets arise from acquisitions, primarily the Take-Private Transaction. We believe that recognized intangible assets by their nature are fundamentally different from other depreciating assets that are replaced on a predictable operating cycle. Unlike other depreciating assets, such as developed and purchased software licenses or property and equipment, there is no replacement cost once these recognized intangible assets expire and the assets are not replaced. Additionally, our costs to operate, maintain and extend the life of acquired intangible assets and purchased intellectual property are reflected in our operating costs as personnel, data fee, facilities, overhead and similar items. Management believes it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation. Amortization of recognized intangible assets will recur in future periods until such assets have been fully amortized. In addition, we isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both after and before the effects of foreign exchange rate changes. The change in revenue performance attributable to foreign currency rates is determined by converting both our prior and current periods’ foreign currency revenue by a constant rate. As a result, we monitor our adjusted revenue growth both after and before the effects of foreign exchange rate changes. We believe that these supplemental non-GAAP financial measures provide management and other users with additional meaningful financial information that should be considered when assessing our ongoing performance and comparability of our operating results from period to period. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the factors management uses in planning for and forecasting future periods. Non-GAAP financial measures should be viewed in addition to, and not as an alternative to our reported results prepared in accordance with GAAP.

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

Organic Revenue

We define organic revenue as adjusted revenue before the effect of foreign exchange excluding the net revenue from the acquired businesses for the first twelve months. We believe the organic measure provides investors and analysts with useful supplemental information regarding the Company’s underlying revenue trends by excluding the impact of acquisitions.

Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor) excluding the following items:
•depreciation and amortization;
•interest expense and income;
•income tax benefit or provision;
•other non-operating expenses or income;
•equity in net income of affiliates;
•net income attributable to non-controlling interests;
•dividends allocated to preferred stockholders;
•other incremental or reduced expenses and revenue from the application of purchase accounting (e.g. commission asset amortization);
•equity-based compensation;
•restructuring charges;
•merger and acquisition-related operating costs;
•transition costs primarily consisting of non-recurring expenses associated with transformational and integration activities, as well as incentive expenses associated with our synergy program, primarily in 2020 and 2019;

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
•transition costs primarily consisting of non-recurring expenses associated with transformational and integration activities, as well as incentive expenses associated with our synergy program, primarily in 2020 and 2019;
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

Results of Operations
GAAP Results
As a result of the Take-Private Transaction on February 8, 2019, the historical financial statements and information are presented on a Successor and Predecessor basis. In the accompanying consolidated financial statements, references to Predecessor refer to the results of operations and cash flows of The Dun & Bradstreet Corporation and its subsidiaries prior to the closing of the Take-Private Transaction. References to Successor refer to the consolidated financial position of Dun & Bradstreet Holdings, Inc. and its subsidiaries as of December 31, 2021 and 2020, and the results of operations and cash flows of Dun & Bradstreet Holdings, Inc. and its subsidiaries after the Take-Private Transaction for the years ended December 31, 2021 and 2020 and the period from January 1, 2019 to December 31, 2019. During the period from January 1, 2019 to February 7, 2019, Dun & Bradstreet Holdings, Inc. had no significant operations and limited assets and had only incurred transaction related expenses prior to the Take-Private Transaction. The Predecessor and Successor consolidated financial information presented herein is not comparable primarily due to financing of the Take-Private Transaction and the application of acquisition accounting in the Successor financial statements as of February 8, 2019, as further described in Note 15, of which the most significant impacts are (i) transaction costs incurred and the pension settlement charge associated with the Take-Private Transaction; (ii) a shorter Successor period for our International operations for the period from January 1, 2019 to December 31, 2019; (iii) increased amortization expense for the intangible assets; and (iv) additional interest expense associated with debt financing arrangements entered into in connection with the Take-Private Transaction.
To facilitate comparability of the year ended December 31, 2020 to the year ended December 31, 2019, we present below the combination of consolidated results from January 1, 2019 to December 31, 2019, comprising the Successor consolidated results from January 1, 2019 to December 31, 2019, the Predecessor consolidated results for the period from January 1, 2019 to February 7, 2019 and certain pro forma adjustments that give effect to the Take-Private Transaction as if it had occurred on January 1, 2019 (combined pro forma results for the year ended December 31, 2019). These pro forma adjustments are prepared in accordance with Article 11 of Regulation S-X to include additional deferred revenue adjustment, additional amortization related to the recognized intangible assets and additional interest expenses associated with the Successor debt. In addition, non-recurring transaction costs directly attributable to the transaction, acceleration vesting costs related to the Predecessor’s restricted stock units, non-recurring pension settlement charge and actuarial loss amortization are eliminated from the respective period. We compare results for the year ended December 31, 2020 (Successor) to the combined pro forma results for the year ended December 31, 2019. We present the information for the year ended December 31, 2019 in this format to assist readers in understanding and assessing the trends and significant changes in our results of operations on a comparable basis. We believe this presentation is appropriate because it provides a more meaningful comparison and more relevant analysis of our results of operations for the years ended December 31, 2021, 2020 and 2019. The following table sets forth our historical results of operations for the periods indicated below (In millions):

	Successor			Predecessor	Pro Forma Adjustments for the year ended December 31, 2019 (a)		Combined Pro Forma for the year ended December 31, 2019
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019 (1)	Period from January 1 to February 7, 2019 (2)
Revenue (4)	$2,165.6	$1,738.7	$1,439.0	$178.7	$(16.0)	(b)	$1,601.7
Cost of services (exclusive of depreciation and amortization)	664.3	548.2	463.7	56.7	—		520.4
Selling and administrative expenses	714.7	559.8	657.6	122.4	(212.9)	(c)	567.1
Depreciation and amortization	615.9	537.8	487.1	11.1	45.1	(d)	543.3
Restructuring charge	25.1	37.3	52.3	0.1	—		52.4
Operating costs	2,020.0	1,683.1	1,660.7	190.3	(167.8)		1,683.2
Operating income (loss)	145.6	55.6	(221.7)	(11.6)	151.8		(81.5)
Interest income	0.7	0.7	2.5	0.3	—		2.8
Interest expense	(206.4)	(271.1)	(303.5)	(5.5)	(29.7)	(e)	(338.7)
Other income (expense) - net	14.9	(11.6)	(153.5)	(86.0)	89.5	(f)	(150.0)
Non-operating income (expense) - net	(190.8)	(282.0)	(454.5)	(91.2)	59.8		(485.9)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(45.2)	(226.4)	(676.2)	(102.8)	211.6		(567.4)
Less: provision (benefit) provision for income taxes	23.4	(112.4)	(118.3)	(27.5)	47.2	(g)	(98.6)
Equity in net income of affiliates	2.7	2.4	4.2	0.5	—		4.7
Net income (loss)	(65.9)	(111.6)	(553.7)	(74.8)	164.4		(464.1)
Less: net (income) loss attributable to the non-controlling interest	(5.8)	(4.9)	(6.4)	(0.8)	—		(7.2)
Less: dividends allocated to preferred stockholders	—	(64.1)	(114.0)	—	(13.7)	(h)	(127.7)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(71.7)	$(180.6)	$(674.1)	$(75.6)	$150.7		$(599.0)

Net income (loss) margin (3)	(3.3)%	(10.4)%	(46.8)%	(42.3)%	N/A		(37.4)%
(1)Successor financials reflect results for North America and International for the period from February 8, 2019 to December 31, 2019 for the period from January 1, 2019 to December 31, 2019. See Note 1 to the consolidated financial statements for further discussion regarding the elimination of International lag reporting applied to successor periods.
(2)Predecessor financials reflect results for North America for the period from January 1, 2019 through February 7, 2019, and for International for the period from December 1, 2018 through January 7, 2019, due to International’s one-month lag reporting.
(3)Net income (loss) margin is defined as Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor) divided by Revenue.
(4)See Note 3 to the consolidated financial statements for further discussion regarding the adoption of ASU No. 2021-08, "Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers."

Notes for the Pro Forma Adjustments for the Year Ended December 31, 2019
(a)Pro forma adjustments are prepared to give effect to the Take-Private Transaction as if it had occurred on January 1, 2019. The adjustments are prepared in accordance with Article 11 of Regulation S-X. No adjustment has been made for the “lag” month of International results due to the impact of the one-month lag described in footnote (2) to the above table.
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
(e)Represents incremental interest expenses resulting from the debt issuance in connection with the Take-Private Transaction, giving effect to the transaction as if it had occurred on January 1, 2019.
(f)Eliminates non-recurring pension settlement charge of $85.8 million related to Dun & Bradstreet’s then-existing U.S. Non-Qualified Plan, eliminates $3.8 million of actuarial loss amortization as a result of unrecognized actuarial losses as of February 8, 2019 being set to zero in accordance with ASC 805 and records $0.1 million additional amortization expense related to deferred issuance costs associated with our revolving credit facility, giving effect to the Take-Private Transaction as if it had occurred on January 1, 2019.
(g)Represents net tax effect of the above pro forma adjustments. A blended statutory tax rate of 22.3% is applied to the pro forma adjustments.
(h)Provides for additional preferred dividends for the period from January 1, 2019 to February 7, 2019, giving effect to the Take-Private Transaction as if it had occurred on January 1, 2019.

Key Performance Measures
Management, including our Chief Operating Decision Makers, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measures adjusted revenue, organic revenue, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, and adjusted net earnings per diluted share. Adjusted results are non-GAAP measures that adjust for the impact due to certain acquisition and divestiture related revenue and expenses, such as costs for banker fees, legal fees, due diligence, retention payments and contingent consideration adjustments, restructuring charges, equity-based compensation, and other non-core gains and charges that are not in the normal course of our business, such as costs associated with early debt redemptions, gains and losses on sales of businesses, impairment charges, the effect of significant changes in tax laws and material tax and legal settlements. In addition, we isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both after and before the effects of foreign exchange rate changes. The change in revenue performance attributable to foreign currency rates is determined by converting both our prior and current periods’ foreign currency by a constant rate. As a result, we monitor our adjusted revenue growth both after and before the effects of foreign exchange rate changes.

The table below sets forth our key performance measures for the periods indicated (In millions, except per share data):

	Successor			Predecessor	Pro Forma Adjustments for the year ended December 31, 2019 (a)	Combined Pro Forma for the year ended December 31, 2019
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Non - GAAP Financial Measures
Adjusted revenue (a)	$2,170.2	$1,738.7	$1,439.0	$178.7	$(16.0)	$1,601.7
Organic revenue (a)	$1,822.6	$1,744.9	$1,446.6	$179.7	$(16.0)	$1,610.3
Adjusted EBITDA (a)	$847.1	$711.4	$505.1	$63.6	$(16.0)	$552.7
Adjusted EBITDA margin (a)	39.0%	40.9%	35.1%	35.6%	—%	34.5%
Adjusted net income (a)	$471.1	$346.6	$143.5	$43.0	$(12.4)	$174.1
Adjusted earnings per share (a)	$1.10	$0.94	$0.46	$0.14	$(0.04)	$0.55
(a) Including impact of deferred revenue purchase accounting adjustments:
Impact to adjusted revenue, organic revenue and adjusted EBITDA	$(0.2)	$(21.1)	$(138.9)	$—	$(16.0)	$(154.9)
Impact to adjusted EBITDA margin	—%	(0.7)%	(5.7)%	—%	N/A	(5.8)%
Net impact to adjusted net income	$(0.2)	$(15.7)	$(103.0)	$—	$(12.4)	$(115.4)
Net impact to adjusted earnings per share	$—	$(0.04)	$(0.33)	$—	N/A	$(0.37)
(a)In the fourth quarter of 2021, we early adopted ASU No. 2021-08, "Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," retrospectively to all business combinations during 2021. As a result, acquired deferred revenue balances were measured based on the guidance of ASC 606.
Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (In millions, except per share data):

	Successor			Predecessor	Pro Forma Adjustments for the year ended December 31, 2019	Combined Pro Forma for the year ended December 31, 2019
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
GAAP revenue	$2,165.6	$1,738.7	$1,439.0	$178.7	$(16.0)	$1,601.7
Revenue adjustment due to the Bisnode acquisition close timing	4.6	—	—	—	—	—
Adjusted revenue (a)	2,170.2	1,738.7	1,439.0	178.7	(16.0)	1,601.7
Foreign currency impact	3.1	6.2	7.6	1.0	—	8.6
Adjusted revenue before the effect of foreign currency	$2,173.3	$1,744.9	$1,446.6	$179.7	$(16.0)	$1,610.3
Net revenue from acquisitions- before the effect of foreign currency	(350.7)	—	—	—	—	—
Organic revenue - before the effect of foreign currency (a)	$1,822.6	$1,744.9	$1,446.6	$179.7	$(16.0)	$1,610.3

North America	$1,499.4	$1,460.0	$1,317.5	$148.2	$—	$1,465.7
International	671.0	299.8	260.4	30.5	—	290.9
Segment revenue	2,170.4	1,759.8	1,577.9	178.7	—	1,756.6
Corporate and other	(0.2)	(21.1)	(138.9)	—	(16.0)	(154.9)
Foreign currency impact	3.1	6.2	7.6	1.0	—	8.6
Adjusted revenue before the effect of foreign currency	$2,173.3	$1,744.9	$1,446.6	$179.7	$(16.0)	$1,610.3
Net revenue from acquisitions - before the effect of foreign currency	(350.7)	—	—	—	—	—
Organic revenue - before the effect of foreign currency (a)	$1,822.6	$1,744.9	$1,446.6	$179.7	$(16.0)	$1,610.3

(a) Including impact of deferred revenue purchase accounting adjustments	$(0.2)	$(21.1)	$(138.9)	$—	$(16.0)	$(154.9)

	Successor			Predecessor	Pro Forma Adjustments for the year ended December 31, 2019	Combined Pro Forma for the year ended December 31, 2019
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / Dun & Bradstreet Corporation (Predecessor)	$(71.7)	$(180.6)	$(674.1)	$(75.6)	$150.7	$(599.0)
Depreciation and amortization	615.9	537.8	487.1	11.1	45.1	543.3
Interest expense - net	205.7	270.4	301.0	5.2	29.7	335.9
(Benefit) provision for income tax - net	23.4	(112.4)	(118.3)	(27.5)	47.2	(98.6)
EBITDA	773.3	515.2	(4.3)	(86.8)	272.7	181.6
Other income (expense) - net	(14.9)	11.6	153.5	86.0	(89.5)	150.0
Equity in net income of affiliates	(2.7)	(2.4)	(4.2)	(0.5)	—	(4.7)
Net income (loss) attributable to non-controlling interest	5.8	4.9	6.4	0.8	—	7.2
Dividends allocated to preferred stockholders	—	64.1	114.0	—	13.7	127.7
Other incremental or reduced expenses and revenue from the application of purchase accounting	(12.9)	(18.8)	(21.2)	—	(3.1)	(24.3)
Equity-based compensation	33.3	45.1	11.7	11.7	(10.4)	13.0
Restructuring charges	25.1	37.3	52.3	0.1	—	52.4
Merger and acquisition-related operating costs	14.1	14.1	161.1	52.0	(199.4)	13.7
Transition costs	11.6	31.9	32.3	0.3	—	32.6
Legal expense associated with significant legal and regulatory matters	12.8	3.9	(0.2)	—	—	(0.2)
Asset impairment	1.6	4.5	3.7	—	—	3.7
Adjusted EBITDA	$847.1	$711.4	$505.1	$63.6	$(16.0)	$552.7

North America	$715.3	$696.2	$629.9	$60.4	$—	$690.3
International	194.1	91.0	87.8	12.5	—	100.3
Corporate and other (a)	(62.3)	(75.8)	(212.6)	(9.3)	(16.0)	(237.9)
Adjusted EBITDA (a)	$847.1	$711.4	$505.1	$63.6	$(16.0)	$552.7

(a) Including impact of deferred revenue purchase accounting adjustments:
Impact to adjusted EBITDA	$(0.2)	$(21.1)	$(138.9)	$—	$(16.0)	$(154.9)

	Successor			Predecessor	Pro Forma Adjustments for the year ended December 31, 2019	Combined Pro Forma for the year ended December 31, 2019
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(71.7)	$(180.6)	$(674.1)	$(75.6)	$150.7	$(599.0)
Dividends allocated to preferred stockholders	—	64.1	114.0	—	13.7	127.7
Incremental amortization of intangible assets resulting from the application of purchase accounting	535.7	475.3	437.9	3.0	45.1	486.0
Other incremental or reduced expenses and revenue from the application of purchase accounting	(12.9)	(18.8)	(21.2)	—	(3.1)	(24.3)
Equity-based compensation	33.3	45.1	11.7	11.7	(10.4)	13.0
Restructuring charges	25.1	37.3	52.3	0.1	—	52.4
Merger and acquisition-related operating costs	14.1	14.1	161.1	52.0	(199.4)	13.7
Transition costs	11.6	31.9	32.3	0.3	—	32.6
Legal expense associated with significant legal and regulatory matters	12.8	3.9	(0.2)	—	—	(0.2)
Change in fair value of make-whole derivative liability	—	32.8	172.4	—	—	172.4
Asset impairment	1.6	4.5	3.7	—	—	3.7
Merger and acquisition-related non-operating (gain) costs	2.2	(23.5)	(0.8)	—	—	(0.8)
Non-recurring pension charges	—	0.6	—	89.4	(89.5)	(0.1)
Predecessor pro forma incremental interest expense	—	—	—	—	29.7	29.7
Debt refinancing and extinguishment costs	43.0	76.6	—	—	—	—
Tax impact of the CARES Act	(0.8)	(57.8)	—	—	—	—
Tax effect of the non-GAAP and pro forma adjustments	(122.9)	(158.9)	(145.6)	(37.9)	50.8	(132.7)
Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor) (a)	$471.1	$346.6	$143.5	$43.0	$(12.4)	$174.1
Adjusted diluted earnings (loss) per share of common stock	$1.10	$0.94	$0.46	$0.14	$(0.04)	$0.55
Weighted average number of shares outstanding - diluted (b)	429.8	367.3	314.5	314.5	314.5	314.5

(a) Including impact of deferred revenue purchase accounting adjustments:
Pre-tax impact	$(0.2)	$(21.1)	$(138.9)	$—	$(16.0)	$(154.9)
Tax impact	—	5.4	35.9	—	3.6	39.5
Net impact to adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(0.2)	$(15.7)	$(103.0)	$—	$(12.4)	$(115.4)
Net impact to adjusted diluted earnings (loss) per share of common stock	$—	$(0.04)	$(0.33)	$—	N/A	$(0.37)

(b) For consistency purposes, we assume the stock split effected on June 23, 2020 to be the number of shares outstanding during the Predecessor periods.

Revenue
Year Ended December 31, 2021 versus Year Ended December 31, 2020

Total revenue was $2,165.6 million for the year ended December 31, 2021, compared to $1,738.7 million for the year ended December 31, 2020, an increase of $426.9 million, or 24.5% (24.3% before the effect of foreign exchange). Excluding the positive impact of foreign exchange of $3.1 million, the increase in revenue of $423.8 million was largely due to the net impact of acquisitions of Bisnode, Eyeota and NetWise, which contributed net revenue of $350.7 million. Adjusted revenue increased $431.5 million, or 24.8% (24.6% before the effect of foreign exchange) for the year ended December 31, 2021, compared to the prior year.

Excluding the net impact of acquisitions, total organic revenue increased $77.7 million, or 4.5%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily reflecting growth in our business. Also contributing to the increase was the net impact of lower deferred revenue purchase accounting adjustments of $20.9 million. The changes in revenue are discussed further in the segment level discussion below.

Revenue by segment was as follows (In millions):

	Year ended December 31, 2021	Year ended December 31, 2020	$ Increase (Decrease)	% Increase (Decrease)
North America:
Finance & Risk	$834.7	$811.2	$23.5	2.9%
Sales & Marketing	664.7	648.8	15.9	2.4%
Total North America	$1,499.4	$1,460.0	$39.4	2.7%
International:
Finance & Risk	$430.3	$244.0	$186.3	76.4%
Sales & Marketing	240.7	55.8	184.9	330.9%
Total International	$671.0	$299.8	$371.2	123.8%
Corporate and other:
Finance & Risk	$(2.2)	$(10.8)	$8.6	**
Sales & Marketing	(2.6)	(10.3)	7.7	**
Total Corporate and other (2)	$(4.8)	$(21.1)	$16.3	**
Total Revenue:
Finance & Risk	$1,262.8	$1,044.4	$218.4	20.9%
Sales & Marketing	902.8	694.3	208.5	30.0%
Total Revenue	$2,165.6	$1,738.7	$426.9	24.5%
** Not Meaningful

North America Segment
For the year ended December 31, 2021, North America revenue increased $39.4 million, or 2.7% (2.6% before the effect of foreign exchange), compared to the year ended December 31, 2020. Excluding the positive impact of foreign exchange of $2.1 million and the net impact of acquisitions which contributed revenue of $6.7 million, North America organic revenue increased $30.6 million, or 2.1%. See further discussion below on revenue by solutions.
Finance & Risk
For the year ended December 31, 2021, North America Finance & Risk revenue increased $23.5 million, or 2.9% (2.7% before the effect of foreign exchange), compared to the year ended December 31, 2020. Excluding the positive impact of foreign exchange of $1.6 million and the negative impact of $3.8 million primarily related to the Bisnode acquisition, North America Finance & Risk organic revenue increased $25.7 million, or 3.2%, primarily due to a net increase in revenue across our Finance solutions and Risk solutions of approximately $28 million, principally attributable to new business and higher customer spend, partially offset by lower revenue of approximately $3 million attributable to the impact of COVID-19.
Sales & Marketing
For the year ended December 31, 2021, North America Sales & Marketing revenue increased $15.9 million, or 2.4% (both after and before the effect of foreign exchange), compared to the year ended December 31, 2020. Excluding the positive impact of foreign exchange of $0.5 million and the net impact of acquisitions which contributed revenue of $10.5 million, North America Sales & Marketing organic revenue increased $4.9 million, or 0.7%, primarily driven by a net increase in revenue across our Sales & Marketing solutions of approximately $17 million largely attributable to higher data sales, partially offset by lower royalty revenue of approximately $12 million from the Data.com legacy partnership.

International Segment
For the year ended December 31, 2021, International revenue increased $371.2 million, or 123.8% (121.9% increase before the effect of foreign exchange) compared to the year ended December 31, 2020. Excluding the positive impact of foreign exchange of $1.0 million, increased revenue of $370.2 million was primarily due to the net impact of the Bisnode acquisition which contributed revenue of $344.0 million. Excluding the net impact of the Bisnode acquisition, International organic revenue increased $26.2 million, or 8.6%. See further discussion below on revenue by solutions.
Finance & Risk
For the year ended December 31, 2021, International Finance & Risk revenue increased $186.3 million, or 76.4% (74.2% increase before the effect of foreign exchange) compared to the year ended December 31, 2020. Excluding the positive impact of foreign exchange of $2.9 million, increased revenue of $183.4 million was primarily due to the net impact of the Bisnode acquisition which contributed revenue of $165.9 million. Excluding the net impact of the Bisnode acquisition, International Finance & Risk organic revenue increased $17.5 million, or 7.1%. The increase in organic revenue was a result of positive growth across all markets, including higher revenue of approximately $5 million from WWN alliances due to higher cross border data fees and product royalties, and higher revenue from our U.K. and Greater China markets of approximately $6 million attributable to growth from our Risk and Compliance offerings and approximately $3 million attributable to growth from D&B Credit.

Sales and Marketing
For the year ended December 31, 2021, International Sales & Marketing revenue increased $184.9 million, or 330.9% (329.7% increase before the effect of foreign exchange) compared to the year ended December 31, 2020. Excluding the negative impact of foreign exchange of $1.9 million, increased revenue of $186.8 million was primarily due to the net impact of the Bisnode acquisition which contributed revenue of $178.1 million. Excluding the net impact of the Bisnode acquisition, International Sales & Marketing organic revenue increased $8.7 million, or 15.4%. The increase in organic revenue was a result of positive growth across all markets, including approximately $5 million of growth across our U.K. and Greater China markets driven by newer API offerings as well as increased revenue from WWN product royalties of approximately $3 million.

Consolidated Operating Costs
Consolidated operating costs were as follows (In millions):

	Year ended December 31, 2021	Year ended December 31, 2020	$ Increase (Decrease)	% Increase (Decrease)
Cost of services (exclusive of depreciation and amortization)	$664.3	$548.2	$116.1	21.2%
Selling and administrative expenses	714.7	559.8	154.9	27.7%
Depreciation and amortization	615.9	537.8	78.1	14.5%
Restructuring charges	25.1	37.3	(12.2)	(32.9)%
Operating costs	$2,020.0	$1,683.1	$336.9	20.0%
Operating income (loss)	$145.6	$55.6	$90.0	161.8%

Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) increased $116.1 million, or 21.2%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to increased costs of $130.5 million from acquisitions that closed during 2021, largely attributable to the acquisition of Bisnode on January 8, 2021. Excluding the impact of the acquisitions, cost of services (exclusive of depreciation and amortization) decreased $14.4 million, or 2.6%, due to lower net personnel costs of approximately $13 million.

Selling and Administrative Expenses
    Selling and administrative expenses increased $154.9 million, or 27.7%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to increased costs of $153.9 million from acquisitions that closed during 2021, largely attributable to the acquisition of Bisnode on January 8, 2021. Excluding the impact of the acquisitions, selling and administrative expenses increased $1.0 million, or less than 1%, due to higher professional fees of approximately $8 million attributable to legal costs related to an ongoing regulatory matter, higher costs of approximately $7 million related to enterprise management software services as we migrate to a modern technology platform, and higher public company costs of approximately $5 million. The above-mentioned higher costs were partially offset by lower costs of approximately $16 million resulting from our ongoing cost management efforts primarily related to facility management and travel related expenses.

Depreciation and Amortization
Depreciation and amortization increased $78.1 million, or 14.5%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to additional amortization related to the increase in the carrying values of amortizable intangible assets after the application of purchase accounting in connection with acquisitions that closed during 2021, largely attributable to the Bisnode acquisition on January 8, 2021.
Restructuring Charges
Restructuring charges decreased $12.2 million, or 32.9%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to higher exist costs in the prior year to consolidate or close facilities.
Operating Income (Loss)
Consolidated operating income increased $90.0 million, or 161.8%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to acquisitions that closed during 2021 which contributed $22.7 million to the current year. Excluding the impact of the 2021 acquisitions, operating income improved $67.3 million, or 121.0% primarily due to higher revenue of approximately $44 million, which includes $20.9 million attributable to the net impact of lower deferred revenue adjustments.

Adjusted EBITDA and adjusted EBITDA margin by segment was as follows (In millions):

	Year ended December 31, 2021	Year ended December 31, 2020	$ Increase (Decrease)	% Increase (Decrease)
North America:
Adjusted EBITDA	$715.3	$696.2	$19.1	2.8%
Adjusted EBITDA margin	47.7%	47.7%		—	bps
International:
Adjusted EBITDA	$194.1	$91.0	$103.1	113.4%
Adjusted EBITDA margin	28.9%	30.3%		(140)	bps
Corporate and other:
Adjusted EBITDA	$(62.3)	$(75.8)	$13.5	17.7%
Consolidated total:
Adjusted EBITDA	$847.1	$711.4	$135.7	19.1%
Adjusted EBITDA margin	39.0%	40.9%		(190)	bps
Net income (loss) margin	(3.3)%	(10.4)%		710	bps

Consolidated net loss margin was 3.3% and 10.4% for the years ended December 31, 2021 and 2020, respectively, an improvement of 710 basis points. Consolidated adjusted EBITDA was $847.1 million for the year ended December 31, 2021, compared to $711.4 million for the year ended December 31, 2020, an increase of $135.7 million, or 19.1%. Higher adjusted EBITDA for the year ended December 31, 2021 compared to the prior year was primarily due to the net impact of acquisitions that closed in 2021, largely attributable to the Bisnode acquisition completed on January 8, 2021, revenue growth from the underlying business and lower net purchase accounting deferred revenue adjustments of $20.9 million, which had a positive impact of 70 basis points on the year over year margin change. In addition, the improvement in adjusted EBITDA was attributable to lower costs related to facility management and travel related expenses resulting from ongoing cost management efforts, partially offset by higher net data and data processing fees and higher public company costs. Consolidated adjusted EBITDA margin was 39.0% for the year ended December 31, 2021 compared to 40.9% for the year ended December 31, 2020, a decline of 190 basis points.
North America Segment
North America adjusted EBITDA was $715.3 million for the year ended December 31, 2021, compared to $696.2 million for the year ended December 31, 2020, an increase of $19.1 million, or 2.8%. The improvement in adjusted EBITDA was primarily due to revenue growth from the underlying business, lower costs resulting from ongoing cost management efforts, partially offset by higher net data and data processing fees. Adjusted EBITDA margin was 47.7% for the year ended December 31, 2021, flat compared to the prior year.
International Segment
International adjusted EBITDA was $194.1 million for the year ended December 31, 2021, compared to $91.0 million for the year ended December 31, 2020, an increase of $103.1 million, or 113.4%. The improvement in adjusted EBITDA was primarily due to the net impact of the Bisnode acquisition completed on January 8, 2021, organic revenue growth across our International businesses and lower data costs, partially offset by higher net personnel costs. Adjusted EBITDA margin was 28.9% for the year ended December 31, 2021, a decrease of 140 basis points compared to the prior year.
Corporate and Other
Corporate adjusted EBITDA was a loss $62.3 million for the year ended December 31, 2021, compared to a loss of $75.8 million for the year ended December 31, 2020, an improvement of $13.5 million, or 17.7%. The improvement was primarily due to the net impact of lower purchase accounting deferred revenue adjustments of $20.9 million, partially offset by higher public company costs.

Interest Income (Expense) — Net
Interest income (expense) – net was as follows (In millions):

	Year ended December 31, 2021	Year ended December 31, 2020	$ Change	% Change
Interest income	$0.7	$0.7	$—	—%
Interest expense	(206.4)	(271.1)	64.7	(24)%
Interest income (expense) – net	$(205.7)	$(270.4)	$64.7	(24)%

Interest expense decreased $64.7 million for the year ended December 31, 2021, compared to the prior year period. The decrease was primarily due to lower interest rates resulting from Term Loan repricing and lower LIBOR for the year ended December 31, 2021. In addition, during the year ended December 31, 2021 we had less debt outstanding and lower write off of debt issuance costs and discount in connection with early redemption of debt. See Note 6 for further discussion.
Other Income (Expense) — Net
Other income (expense) - net was as follows (In millions):

	Year ended December 31, 2021	Year ended December 31, 2020	$ Increase (Decrease)	% Increase (Decrease)
Non-operating pension income (expense)	$53.7	$46.2	$7.5	16%
Change in fair value of make-whole derivative liability	—	(32.8)	32.8	(100)%
Debt redemption premium	(29.5)	(50.1)	20.6	(41)%
Miscellaneous other income (expense) – net	(9.3)	25.1	(34.4)	(137)%
Other income (expense) – net	$14.9	$(11.6)	$26.5	(228)%

Non-operating pension income (expense) was an income of $53.7 million for the year ended December 31, 2021, compared to an income of $46.2 million for the year ended December 31, 2020, an increase of $7.5 million, primarily due to lower interest costs in the current year period.
The change in fair value of make-whole derivative liability relates to the valuation of a derivative bifurcated in accordance with GAAP from the Series A Preferred Stock that was issued in February 2019 to finance the Take-Private Transaction. Beginning in November 2019, we determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable before November 8, 2021, which would trigger a make-whole payment. We recorded a loss of $32.8 million for the year ended December 31, 2020 to adjust the fair value of the make-whole derivative liability based on management’s estimate of probability and timing of the triggering event associated with the make-whole derivative liability. Upon the closing of the IPO on July 6, 2020 (see further discussion in Note 1), we redeemed all of the outstanding Series A Preferred Stock as required by the Certificate of Designation. In addition, we made the total make-whole payment of $205.2 million.
The change in miscellaneous other income (expense) - net of $34.4 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily driven by a gain recorded in the prior year associated with the change in fair value related to the foreign currency collar we entered into in connection with the Bisnode acquisition and higher foreign currency exchange gains in the prior year related to the revaluation of our intercompany loans.

Provision for Income Taxes

Effective tax rate for the year ended December 31, 2019	17.5%
Impact of uncertain tax positions	(0.4)
Impact of income earned in non U.S. jurisdictions	2.2
Impact of non-deductible charges	2.1
Impact of non-deductible change in fair value of make-whole derivative liability for the Series A Preferred Stock	2.3
Impact of tax credits and deductions	4.9
Impact of GILTI Inclusion	(3.9)
Impact of change in state tax	2.3
Impact of valuation allowance(4)	(4.2)
Impact of CARES Act	25.5
Other	1.3
Effective tax rate for the year ended December 31, 2020	49.6%
Impact of uncertain tax positions	1.5
Impact of income earned in non-U.S. jurisdictions (1)	19.6
Impact of non-deductible charges	(12.7)
Impact of non-deductible change in fair value of make-whole derivative liability for the Series A Preferred Stock	3.0
Impact of tax credits and deductions (2)	23.7
Impact of GILTI Inclusion (2)	(43.4)
Impact of change in state tax (3)	(63.7)
Impact of valuation allowance (4)	(2.7)
Impact of CARES Act	(25.5)
Other	(1.2)
Effective tax rate for the year ended December 31, 2021	(51.8)%
(1)Primarily due to higher pre-tax income from our non-U.S. jurisdictions which have lower statutory tax rates.
(2)Primarily due to the impact of lower consolidated pre-tax loss for the year ended December 31, 2021 compared to the year ended December 31, 2020.
(3)Primarily related to higher state tax in the state of Florida.
(4)The impact was related to the release of valuation allowance for net operating losses.

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $71.7 million for the year ended December 31, 2021, compared to a net loss of $180.6 million for the year ended December 31, 2020. The improvement of $108.9 million for the year ended December 31, 2021, compared to the prior year, was primarily due to:

•improvement in operating income (loss) of $90.0 million in the current year largely due to higher revenue from our underlying businesses and lower deferred revenue purchase accounting adjustments, the impact of acquisitions that closed in 2021 and lower personnel, facility and travel costs discussed in more detail within the operating income (loss) section of the MD&A;
•preferred dividends of $64.1 million allocated to preferred stockholders in the prior year period related to the Series A Preferred Stock;
•loss of $32.8 million in the prior year related to the change in the fair value of the make-whole derivative liability recorded in connection with the make-whole provision for the Series A Preferred Stock;
•lower interest expense of $64.7 million in the current year; and
•lower debt early redemption premium of $20.6 million in the current year;

partially offset by

•higher income tax provision of $135.8 million for the year ended December 31, 2021. The prior year tax benefit was primarily a result of the CARES Act; and

•higher gain of $34.4 million in the prior year primarily resulting from fair value change related to the foreign currency collar we entered into in connection with the Bisnode acquisition and foreign currency exchange gains related to the revaluation of our intercompany loans.

Adjusted Net Income and Adjusted Diluted Earnings Per Share
Adjusted net income was $471.1 million for the year ended December 31, 2021 compared to $346.6 million for the year ended December 31, 2020, an increase of $124.5 million, or 35.9%. Adjusted net earnings per share was $1.10 in the year ended December 31, 2021 compared to $0.94 for the year ended December 31, 2020, an increase of $0.16, or 17.0%. The increase was primarily driven by higher revenue from our underlying businesses, the net impact of lower deferred revenue adjustment in the current year, lower facility and travel costs primarily driven by ongoing cost management and lower interest expense, partially offset by higher tax provision, higher net data and data processing costs discussed within the adjusted EBITDA and adjusted EBITDA margin section of the MD&A.
Year Ended December 31, 2020 versus Year Ended December 31, 2019
Total revenue was $1,738.7 million for the year ended December 31, 2020 (Successor), $1,439.0 million for the period from January 1, 2019 to December 31, 2019 (Successor), and $178.7 million for the period from January 1, 2019 to February 7, 2019 (Predecessor). Total revenue increased $299.7 million, or 21%, and $1,560.0 million, or 873%, for the year ended December 31, 2020 (Successor), compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction. In addition, revenue was reduced by $21.1 million and $138.9 million for the year ended December 31, 2020 (Successor) and for the period from January 1, 2019 to December 31, 2019 (Successor), respectively, as a result of deferred revenue adjustments arising from the Take-Private Transaction.

Total revenue for the year ended December 31, 2020 (Successor) increased $137.0 million, or 9% (8% before the effect of foreign exchange), compared to the year ended December 31, 2019 on a combined pro forma basis. The increase was primarily due to the net impact of lower purchase accounting deferred revenue adjustments of $133.8 million (inclusive of pro forma deferred revenue adjustment), which had an impact of approximately eight percentage points on the year over year increase. Total segment revenue for the year ended December 31, 2020 (Successor) increased 3.2 million, or less than 1% (both after and before the effect of foreign exchange), compared to the year ended December 31, 2019 on a combined pro forma basis, driven by a decrease in North America total revenue of $5.7 million, or less than 1% (both after and before the effect of foreign exchange) and an increase in International total revenue of $8.9 million, or 3% (2% increase before the effect of foreign exchange).

Revenue by segment was as follows (In millions):

	Successor		Predecessor	Pro Forma Adjustments for the year ended December 31, 2019	Combined Pro Forma for the year ended December 31, 2019 (1)
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
North America:
Finance & Risk	$811.2	$729.1	$80.4	$—	$809.5
Sales & Marketing	648.8	588.4	67.8	—	656.2
Total North America	$1,460.0	$1,317.5	$148.2	$—	$1,465.7
International:
Finance & Risk	$244.0	$210.4	$24.2	$—	$234.6
Sales & Marketing	55.8	50.0	6.3	—	56.3
Total International	$299.8	$260.4	$30.5	$—	$290.9
Corporate and other:
Finance & Risk	$(10.8)	$(82.9)	$—	$(9.7)	$(92.6)
Sales & Marketing	(10.3)	(56.0)	—	(6.3)	(62.3)
Total Corporate and other (2)	$(21.1)	$(138.9)	$—	$(16.0)	$(154.9)
Total Revenue:
Finance & Risk	$1,044.4	$856.6	$104.6	$(9.7)	$951.5
Sales & Marketing	694.3	582.4	74.1	(6.3)	650.2
Total Revenue	$1,738.7	$1,439.0	$178.7	$(16.0)	$1,601.7
(1)See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the year ended December 31, 2019 included elsewhere within Item 7.
(2)Revenue for Corporate and other represents deferred revenue purchase accounting adjustments recorded in accordance with GAAP related to the Take-Private Transaction.
North America Segment
For the year ended December 31, 2020 (Successor), North America revenue increased $142.5 million, or 11%, and $1,311.8 million, or 886%, compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the year ended December 31, 2020, North America revenue decreased $5.7 million, or less than 1% (both after and before the effect of foreign exchange) compared to the year ended December 31, 2019 on a combined pro forma basis. See further discussion below on revenue by solutions.
Finance & Risk
For the year ended December 31, 2020 (Successor), North America Finance & Risk revenue increased $82.1 million, or 11%, and $730.8 million, or 910%, compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the year ended December 31, 2020, North America Finance & Risk revenue increased $1.7 million, or less than 1% (both after and before the effect of foreign exchange) compared to the year ended December 31, 2019 on a combined pro forma basis. The increase was primarily due to higher subscription-based revenue of approximately $30 million, partially offset by lower revenue of approximately $17 million of lower usage, primarily attributable to the impact of COVID-19 and lower revenue of approximately $11 million primarily due to structural changes we made within our legacy Credibility solutions and lower usage.

Sales & Marketing
For the year ended December 31, 2020 (Successor), North America Sales & Marketing revenue increased $60.4 million, or 10%, and $581.0 million, or 857%, compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.

For the year ended December 31, 2020, North America Sales & Marketing revenue decreased $7.4 million, or 1% (both after and before the effect of foreign exchange) compared to the year ended December 31, 2019 on a combined pro forma basis. The decrease was primarily due to lower royalty revenue of approximately $20 million from Data.com legacy partnership along with lower usage revenue across our Sales & Marketing solutions partially due to the impact of COVID-19. The aforementioned decreases were partially offset by a net increase in revenue across our Sales & Marketing solutions of approximately $6 million largely attributable to our D&B Direct solution. In addition, revenue increased by $6.5 million from the acquisition of Lattice, which was acquired at the beginning of the third quarter of 2019.

International Segment
For the year ended December 31, 2020 (Successor), International revenue increased $39.4 million, or 15%, and $269.3 million, or 882%, compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the year ended December 31, 2020, International revenue increased $8.9 million, or 3% (2% increase before the effect of foreign exchange) compared to the year ended December 31, 2019 on a combined pro forma basis. Excluding the positive impact of foreign exchange of $2.7 million, revenue increased $6.2 million. See further discussion below on revenue by solutions.
Finance & Risk
For the year ended December 31, 2020 (Successor), International Finance & Risk revenue increased $33.6 million, or 16%, and $219.8 million, or 908%, compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the year ended December 31, 2020, International Finance & Risk revenue increased $9.4 million, or 4% (3% increase before the effect of foreign exchange) compared to the year ended December 31, 2019 on a combined pro forma basis. Excluding the positive impact of foreign exchange of $2.3 million, increased revenue of $7.1 million was driven primarily by higher revenue of approximately $8 million from WWN alliances largely due to higher cross border data sales and approximately $2 million from higher sales of small business solutions in our Greater China market, partially offset by lower usage volume in our Asia markets of approximately $2 million primarily due to the impact of COVID-19.

Sales and Marketing
For the year ended December 31, 2020 (Successor) International Sales & Marketing revenue increased $5.8 million, or 12%, and $49.5 million, or 781%, compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The increase was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
For the year ended December 31, 2020, International Sales & Marketing revenue decreased $0.5 million, or 1% (2% decrease before the effect of foreign exchange) compared to the year ended December 31, 2019 on a combined pro forma basis. Excluding the positive impact of foreign exchange of $0.4 million, the $0.9 million decrease in revenue was driven primarily by lower usage volume in our Asia market of approximately $1 million primarily due to the impact of COVID-19.
Consolidated Operating Costs
Consolidated operating costs were as follows (In millions):

	Successor		Predecessor	Combined Pro Forma for the year ended December 31, 2019 (1)
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Cost of services (exclusive of depreciation and amortization)	$548.2	$463.7	$56.7	$520.4
Selling and administrative expenses	559.8	657.6	122.4	567.1
Depreciation and amortization	537.8	487.1	11.1	543.3
Restructuring charges	37.3	52.3	0.1	52.4
Operating costs	$1,683.1	$1,660.7	$190.3	$1,683.2
Operating income (loss)	$55.6	$(221.7)	$(11.6)	$(81.5)
(1)See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the year ended December 31, 2019 included elsewhere within Item 7.
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) were $548.2 million for the year ended December 31, 2020 (Successor), an increase of $84.5 million, or 18%, compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor) and an increase of $491.5 million, or 864%, compared to the period from January 1, 2019 to February 7, 2019 (Predecessor), primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
Cost of services (exclusive of depreciation and amortization) increased $27.8 million, or 5%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 on a combined pro forma basis, primarily due to additional costs of $11.6 million from the acquisition of Lattice, which was acquired at the beginning of the third quarter of 2019, higher data processing costs of approximately $25 million, increased fulfillment and data acquisition costs of approximately $17 million and a technology transition cost of approximately $10 million. The aforementioned increases were partially offset by lower costs of approximately $9 million resulting from ongoing cost management efforts, and lower net personnel expenses of approximately $27 million.
Selling and Administrative Expenses
    Selling and administrative expenses were $559.8 million for the year ended December 31, 2020 (Successor), a decrease of $97.8 million, or 15%, compared to the period from January 1, 2019 to December 31, 2019 (Successor), and an increase of $437.4 million, or 358%, compared to the period from January 1, 2019 to February 7, 2020 (Predecessor). The decrease compared to the prior year Successor period was primarily due to the Successor transaction costs of $147.4 million included in the prior year period, partially offset by the impact of the partial period results reflected in the prior year period resulting from the Take-Private Transaction. The increase compared to the prior year Predecessor period was primarily due to the impact of partial period results reflected in the prior year period as a result of the Take-Private Transaction, partially offset by the Predecessor transaction costs of $52.0 million included in the prior year period.

Selling and administrative expenses decreased $7.3 million, or 1%, for the year ended December 31, 2020, compared to the year ended December 31, 2019 on a combined pro forma basis. Selling and administrative expenses were $567.1 million for the year ended December 31, 2019 on a combined pro forma basis, excluding non-recurring transaction costs directly attributable to the Take-Private Transaction. The decrease was primarily due to lower personnel, travel and marketing costs of approximately $35 million primarily resulting from ongoing cost management efforts and lower transition related bonus of approximately $19 million, substantially offset by higher equity-based compensation of approximately $32 million in the current year primarily related to options granted in connection with the IPO, higher costs of approximately $6 million related to the effort to modernize our financial systems, and additional costs of approximately $5 million incurred in connection with the acquisition of Bisnode. In addition, increased costs of $3.0 million were related to the acquisition of Lattice, which was acquired at the beginning of the third quarter of 2019.

Depreciation and Amortization
Depreciation and amortization expenses were $537.8 million, $487.1 million and $11.1 million for the year ended December 31, 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor), and the period from

January 1, 2019 to February 7, 2019 (Predecessor), respectively. Higher depreciation and amortization for the year ended December 31, 2020 (Successor) compared to each of the prior year periods was primarily due to the impact of the partial period results reflected in each of the prior year periods as a result of the Take-Private Transaction. In addition, higher depreciation and amortization in each of the Successor periods was related to recognized intangible assets arising from the Take-Private Transaction.
Depreciation and amortization decreased $5.5 million, or 1%, for the year ended December 31, 2020, compared to depreciation and amortization for the year ended December 31, 2019 on a combined pro forma basis, primarily due to the accelerating amortization method applied to the customer relationship and database intangible assets recognized in connection with the Take-Private Transaction, largely offset by higher amortization due to higher amortizable internally developed software during 2020 compared to the prior year period.
Restructuring Charges
We recorded restructuring charges of $37.3 million for the year ended December 31, 2020 (Successor), $52.3 million for the Successor period from January 1, 2019 to December 31, 2019 (Successor), and $0.1 million for the Predecessor period from January 1, 2019 to February 7, 2019, respectively. Higher restructuring charges in the period from January 1, 2019 to December 31, 2019 was as a result of the restructuring plan management implemented after the Take-Private Transaction to remove duplicate headcount, reduce future operating costs, and to improve operational performance and profitability. See Note 5 to the consolidated financial statements for further detail of restructuring charges.
Operating Income (Loss)
Consolidated operating income was $55.6 million for the year ended December 31, 2020 (Successor), compared to operating loss of $221.7 million and $11.6 million for the Successor period from January 1, 2019 to December 31, 2019, and the Predecessor period from January 1, 2019 to February 7, 2019, respectively. Higher operating income for the year ended December 31, 2020 compared to the period from January 1, 2019 to December 31, 2019 (Successor) was primarily due to Successor transaction costs of $147.4 million included in the prior year Successor period, the net impact of lower deferred revenue adjustments of $117.8 million and the net impact of partial period results reflected in the prior year period resulting from the Take-Private Transaction. Higher operating income for the Successor year ended December 31, 2020 compared to the Predecessor period from January 1, 2019 to February 7, 2019 was primarily due to the net impact of partial period results and the Predecessor transaction costs of $52.0 million reflected in the prior year Predecessor period.

Consolidated operating income for the year ended December 31, 2020 was $55.6 million compared to consolidated operating loss of $81.5 million for the year ended December 31, 2019 on a combined pro forma basis, an improvement of $137.1 million, or 168%. The increase was primarily due to increased revenue of $137.0 million during the year ended December 31, 2020, largely as a result of the net impact of lower deferred revenue adjustments of $133.8 million (inclusive of pro forma deferred revenue adjustment), lower personnel, travel and marketing costs of approximately $62 million in 2020 primarily resulting from ongoing cost management efforts, lower transition related bonus of approximately $19 million and lower restructuring charge of approximately $15 million, partially offset by increased costs of approximately $48 million related to data processing and data acquisition costs, higher equity-based compensation of approximately $32 million primarily related to stock options granted on June 30, 2020 in connection with the IPO, a technology related transition cost of approximately $10 million in the current year period and higher operating loss of $5.3 million attributable to the acquisition of Lattice, which was acquired at the beginning of the third quarter of 2019.

Adjusted EBITDA and adjusted EBITDA margin by segment was as follows (In millions):

	Successor		Predecessor	Combined Pro Forma for the year ended December 31, 2019 (1)
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
North America:
Adjusted EBITDA	$696.2	$629.9	$60.4	$690.3
Adjusted EBITDA margin	47.7%	47.8%	40.8%	47.1%
International:
Adjusted EBITDA	$91.0	$87.8	$12.5	$100.3
Adjusted EBITDA margin	30.3%	33.7%	40.6%	34.4%
Corporate and other:
Adjusted EBITDA	$(75.8)	$(212.6)	$(9.3)	$(237.9)
Consolidated total:
Adjusted EBITDA	$711.4	$505.1	$63.6	$552.7
Adjusted EBITDA margin	40.9%	35.1%	35.6%	34.5%
Net income (loss) margin	(10.4)%	(46.8)%	(42.3)%	(37.4)%
(1)See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the year ended December 31, 2019 included elsewhere within Item 7.

Consolidated
Net loss margin was 10.4%, 46.8% and 42.3% for the year ended December 31, 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor), and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. Consolidated adjusted EBITDA was $711.4 million, $505.1 million and $63.6 million for the year ended December 31, 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor), and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. Higher adjusted EBITDA for the year ended December 31, 2020 (Successor) compared to each of the prior year periods was primarily due to the impact of the partial period results reflected in each of the prior year periods resulting from the Take-Private Transaction.
Consolidated adjusted EBITDA was $711.4 million for the year ended December 31, 2020 (Successor), compared to $552.7 million for the year ended December 31, 2019 on a combined pro forma basis, an increase of $158.7 million, or 29%. Consolidated net income (loss) margin was (10.4)% for the year ended December 31, 2020 compared to (37.4)% for the year ended December 31, 2019 on a combined pro forma basis, an improvement of 2700 basis points. Consolidated adjusted EBITDA margin was 40.9% for the year ended December 31, 2020 compared to 34.5% for the year ended December 31, 2019 on a combined pro forma basis, an improvement of 640 basis points. The improvement in adjusted EBITDA was primarily due to higher revenue of $137.0 million mainly due to the net impact of lower purchase accounting deferred revenue adjustments of $133.8 million (inclusive of pro forma deferred revenue adjustment), which had an impact of five percentage points on the year over year margin improvement. Also contributing to the improvement of the adjusted EBITDA for the year ended December 31, 2020 is lower personnel, travel and marketing costs of approximately $62 million in the current year period primarily resulting from ongoing cost management efforts, partially offset by increased technology costs of approximately $48 million related to data processing and data acquisition costs.

North America Segment
North America adjusted EBITDA increased $5.9 million, or 1%, for the year ended December 31, 2020 (Successor), compared to the year ended December 31, 2019 on a combined pro forma basis. Adjusted EBITDA margin increased 60 basis points for the year ended December 31, 2020 compared to the prior year on a combined pro forma basis. The improvement in both adjusted EBITDA and adjusted EBITDA margin was due to lower operating costs primarily resulting from ongoing cost management, driven by lower net personnel expenses.
International Segment
International adjusted EBITDA decreased $9.3 million, or 9%, for the year ended December 31, 2020 (Successor), compared to the year ended December 31, 2019 on a combined pro forma basis. Adjusted EBITDA margin decreased 410 basis points for the year ended December 31, 2020 (Successor) compared to the year ended December 31, 2019 on a combined pro forma basis. The decrease in both adjusted EBITDA and adjusted EBITDA margin was primarily due to higher WWN alliances data expense.
Corporate and Other
Corporate adjusted EBITDA for the year ended December 31, 2020 (Successor) improved by $162.1 million, or 68%, compared to the prior year on a combined pro forma basis. The improvement was primarily due to the net impact of lower purchase accounting deferred revenue adjustments of $133.8 million (inclusive of pro forma deferred revenue adjustment), which had an impact of 34 percentage points on the year over year increase. Also contributing to the improvement in adjusted EBITDA was lower net personnel costs.

Interest Income (Expense) — Net
Interest income (expense) – net was as follows (In millions):

	Successor		Predecessor	Combined Pro Forma for the year ended December 31, 2019 (1)
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Interest income	$0.7	$2.5	$0.3	$2.8
Interest expense	(271.1)	(303.5)	(5.5)	(338.7)
Interest income (expense) – net	$(270.4)	$(301.0)	$(5.2)	$(335.9)
(1)See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the year ended December 31, 2019 included elsewhere within Item 7.
Interest income decreased $1.7 million for the year ended December 31, 2020 (Successor) compared to the period from January 1, 2019 to December 31, 2019 (Successor), primarily attributable to lower average interest rates on invested cash and non-recurring interest income related to the settlement fund in connection with the Take-Private Transaction recorded in the prior year Successor period.
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
Other Income (Expense) — Net
Other income (expense) - net was as follows (In millions):

	Successor		Predecessor	Combined Pro Forma for the year ended December 31, 2019 (1)
	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Non-operating pension income (expense)	$46.2	$36.5	$(85.7)	$40.4
Change in fair value of make-whole derivative liability (2)	(32.8)	(172.4)	—	(172.4)
Partial debt redemption premium	(50.1)	—	—	—
Miscellaneous other income (expense) – net	25.1	(17.6)	(0.3)	(18.0)
Other income (expense) – net	$(11.6)	$(153.5)	$(86.0)	$(150.0)
(1)See further details discussed in notes to “GAAP Results,” for the Pro Forma Adjustments for the year ended December 31, 2019 included elsewhere within Item 7.

(2)Related to the make-whole provision associated with the Series A Preferred Stock. See Note 1 to the consolidated financial statements.
Non-operating pension income (expense) was an income of $46.2 million for the year ended December 31, 2020 (Successor), an income of $36.5 million for the period from January 1, 2019 to December 31, 2019 (Successor), and an expense of $85.7 million for the Predecessor period from January 1, 2019 to February 7, 2019 (Predecessor). A non-recurring settlement charge of $85.8 million related to our U.S. Non-Qualified plan was included in the period from January 1, 2019 to February 8, 2019 (Predecessor). Higher income for the year ended December 31, 2020 (Successor) and the period from January 1, 2019 to December 31, 2019 (Successor) was also due to the elimination of actuarial loss amortization as a result of the application of purchase accounting in connection with the Take-Private Transaction. Excluding the impact of the non-recurring settlement charge and the actuarial loss amortization included in the period from January 1, 2019 to February 7, 2019 (Predecessor), both attributable to the Take-Private Transaction, non-operating pension income was $40.4 million for the year ended December 31, 2019 on a combined pro forma basis.
The change in fair value of make-whole derivative liability relates to the valuation of a derivative bifurcated in accordance with GAAP from the Series A Preferred Stock that was issued in February 2019 to finance the Take-Private Transaction. Beginning in November 2019, we determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable before November 8, 2021, which would trigger a make-whole payment. We recorded a loss of $32.8 million and $172.4 million for the year ended December 31, 2020 (Successor) and for the period from January 1, 2020 to December 31, 2019 (Successor), respectively, to adjust the fair value of the make-whole derivative liability based on management’s estimate of probability and timing of the triggering event associated with the make-whole derivative liability. Upon the closing of the IPO on July 6, 2020 (see further discussion in Note 1), we redeemed all of the outstanding Series A Preferred Stock as required by the Certificate of Designation. In addition, we made the total make-whole payment of $205.2 million.
The changes in miscellaneous other income (expense) - net of $42.7 million and $25.4 million for the year ended December 31, 2020 (Successor), compared to the period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively, were primarily driven by a gain associated with the change in fair value related to the foreign currency collar we entered into in connection with the Bisnode acquisition and foreign currency exchange gains related to the revaluation of our intercompany loans.

Provision for Income Taxes

Effective tax rate for the year ended December 31, 2018 (Predecessor)	21.9%
Impact of uncertain tax positions(1)	(8.0)
Impact of income earned in non U.S. jurisdictions	2.3
Impact of non-deductible charges(2)	(3.2)
Impact of legacy transaction costs(3)	6.7
Impact of tax credits and deductions	3.2
Impact of prior year non-recurring tax on deemed earnings repatriation	(3.8)
Impact of change in state tax	4.2
Impact of prior year tax accounting method change	3.6
Impact of valuation allowance	0.1
Other	(0.3)
Effective tax rate for the period ended February 7, 2019 (Predecessor)	26.7%
Impact of uncertain tax positions taken in the 2019 Predecessor period	7.8
Impact of income earned in non U.S. jurisdictions	0.2
Impact of non-deductible charges(2)	(2.6)
Impact of legacy transaction costs	(6.7)
Impact of non-deductible change in fair value of make-whole derivative liability for the Series A Preferred Stock	(5.4)
Impact of tax credits and deductions	1.2
Impact of GILTI Inclusion	(4.4)
Impact of change in state tax	(3.6)
Impact of valuation allowance(4)	4.0
Other	0.3
Effective tax rate for the year ended December 31, 2019 (Successor)	17.5%
Impact of uncertain tax positions	(0.4)
Impact of income earned in non U.S. jurisdictions	2.2
Impact of non-deductible charges	2.1
Impact of non-deductible change in fair value of make-whole derivative liability for the Series A Preferred Stock	2.3
Impact of tax credits and deductions	4.9
Impact of GILTI Inclusion	(3.9)
Impact of change in state tax	2.3
Impact of valuation allowance(4)	(4.2)
Impact of CARES Act	25.5
Other	1.3
Effective tax rate for the year ended December 31, 2020 (Successor)	49.6%
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

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor) was a net loss of $180.6 million, $674.1 million and $75.6 million for the year ended December 31, 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor), and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. The improvement of $493.5 million for the year ended December 31, 2020 (Successor), compared to the period from January 1, 2019 to December 31, 2019 (Successor), was primarily due to:

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
•higher gains of $43.2 million primarily resulting from fair value change related to the foreign currency collar we entered into in connection with the Bisnode acquisition and foreign currency exchange gains related to the revaluation of our intercompany loans;
•restructuring costs that were lower by $15.0 million in the year ended December 31, 2020 (Successor); and
•the remaining reduction in net loss attributable to the net impact resulting from the partial period results reflected in the prior year period from January 1, 2019 to December 31, 2019 (Successor);

partially offset by,

•total expenses of $66.3 million recognized for the partial redemption of our 10.250% Senior Unsecured Notes and the 6.875% Senior Secured Notes in the year ended December 31, 2020 (Successor);
•higher depreciation and amortization of $50.7 million in the current year; and
•higher equity-based compensation of approximately $32 million primarily due to options granted in connection with the IPO.

Higher net loss of $105.0 million for the year ended December 31, 2020 (Successor) compared to the period from January 1, 2019 to February 7, 2019 (Predecessor) was primarily driven by the net impact of the partial period results reflected in the prior year Predecessor period from January 1, 2019 to February 7, 2019 resulting from the Take-Private Transaction.
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $180.6 million for the year ended December 31, 2020 (Successor), compared to net loss of $599.0 million for prior year on a combined pro forma basis. The improvement of $418.4 million for the year ended December 31, 2020 was primarily due to:
•improvement in operating income (loss) of $137.1 million in the current year largely due to lower deferred revenue purchase accounting adjustments and lower personnel and travel costs discussed in more detail within the operating income (loss) section of the MD&A;
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
•higher gains of $43.6 million primarily resulting from fair value change related to the foreign currency collar we entered into in connection with the Bisnode acquisition and foreign currency exchange gains related to the revaluation of our intercompany loans; and
•higher income tax benefit of $13.8 million for the year ended December 31, 2020 (Successor) primarily related to the CARES Act;

partially offset by,

•total expense of $66.3 million recognized for the partial redemption of our 10.250% Senior Unsecured Notes and the 6.875% Senior Secured Notes in the year ended December 31, 2020 (Successor).

Adjusted Net Income and Adjusted Earnings Per Share

Adjusted net income was $346.6 million for the year ended December 31, 2020 (Successor) compared to $174.1 million for the prior year on a combined pro forma basis, an increase of $172.5 million, or 99%. Adjusted net earnings per share was $0.94 in the year ended December 31, 2020 (Successor) compared to $0.55 for the year ended December 31, 2019 on a combined pro forma basis, an increase of $0.39, or 71%. The increase was primarily driven by the net impact of lower deferred revenue adjustments in the current year, lower net personnel and travel costs primarily driven by ongoing cost management and lower interest expense, partially offset by higher technology costs primarily related to data processing and data acquisition costs discussed within the adjusted EBITDA and adjusted EBITDA margin section of the MD&A.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity consist of cash flows provided by operating activities, cash and cash equivalents on hand and our short-term borrowings under our senior secured credit facility. Our principal uses of liquidity are working capital, capital investments (including computer software), debt service, business acquisitions and other general corporate purposes.
We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs for at least the next twelve months, including interest payments, contractual obligations, capital expenditures, tax liabilities and restructuring charges. We continue to generate substantial cash from ongoing operating activities and manage our capital structure to meet short- and long-term objectives including investing in existing businesses and strategic acquisitions. In addition, we have the ability to use the short-term borrowings from the Revolving Facility to supplement the seasonality in the timing of receipts in order to fund our working capital needs. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations.
Since March 2020, the COVID-19 global pandemic has caused, and continues to cause disruptions in the economy and volatility in the financial markets, and considerable uncertainty regarding its duration and the speed of recovery. The extent of the ultimate impact of the COVID-19 global pandemic on our operations and financial performance depends on the effects on our clients and vendors, which are uncertain at this time and cannot be predicted. Given the current economic condition, we continue to carefully monitor the COVID-19 global pandemic and its impact on our business and taking precautionary measures to ensure we continue to have sufficient liquidity. Our productivity and financial performance for the years ended December 31, 2021 and 2020 have not been impacted materially by the pandemic. Currently, while we do not expect the impact of COVID-19 to affect our ability to fund our operating needs for the foreseeable future, the ultimate impact will be difficult to predict, and depends on, among many factors, the duration of the pandemic, the timing and availability of vaccines and treatments and government mandates or guidance regarding COVID-19 restriction and its ultimate impact to our clients, vendors, and the financial markets.
Cash Flow Overview
As of December 31, 2021, we had cash and cash equivalents of $177.1 million, of which $165.4 million was held by our foreign operations. We utilize a variety of planning strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Subsequent to the enactment of the Tax Cuts and Jobs Act ("2017 Act"), we expect a significant portion of the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. income tax upon repatriation to the United States, after a one-time mandatory U.S. tax on accumulated undistributed foreign earnings through December 31, 2017. However, a portion of our cash held by our foreign operations is still subject to foreign income tax or withholding tax upon repatriation. As a result, we intend to reinvest indefinitely all earnings post 2017 from our China and India subsidiaries. Cash held in our China and India operations totaled $68.3 million as of December 31, 2021. As of December 31, 2021, our total tax liability associated with the 2017 Act was $49.8 million, of which $5.2 million was included in “Accrued Income Tax” and $44.6 million was included in “Other Non-Current Liabilities.
Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the periods presented (In millions):

	Successor			Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Net cash provided by (used in) operating activities	$503.7	$205.5	$(70.5)	$(65.4)
Net cash provided by (used in) investing activities	(1,078.7)	(133.8)	(6,156.7)	(5.3)
Net cash provided by (used in) financing activities	400.1	188.6	6,321.7	96.9
Total cash provided during the period before the effect of exchange rate changes	$(174.9)	$260.3	$94.5	$26.2

Cash Provided by (Used in) Operating Activities
Year Ended December 31, 2021 versus Year Ended December 31, 2020
Higher operating cash flows in the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily driven by lower net tax payment of $104.2 million in the current year primarily due to the cash benefit received due to the application of the CARES Act, lower interest payments of $57.2 million in the current year as a result of our efforts to reduce debt, and lower bonus payments of approximately $36 million due to special bonus payments in 2020 related to transitioning efforts. The remaining increase in operating cash flows was primarily due to improved collections and performance in the current year period and the impact of acquisitions during 2021.
The CARES Act, which was signed into law on March 27, 2020 by the U.S. government, was designed to provide relief to businesses during the COVID-19 pandemic, including allowing the amendment of prior tax returns to obtain tax refunds through the modification of rules related to the net operating losses and interest expense deductions. We utilized the relief opportunities provided by the Act. The application of the Act resulted in a net cash benefit of approximately $98.4 million. On January 22, 2021 we received $66.2 million of the $98.4 million due to us. We also deferred 2020 FICA payroll tax payments of $9.5 million, which were paid in the third quarter of 2021.
We expect operating cash requirements in 2022 to be primarily related to payments for interest, contractual obligations, tax liability and other working capital needs. We typically have various contractual obligations in our normal course of business, including those recorded as liabilities in our consolidated balance sheet, and certain purchase commitments that are not recognized, but are disclosed in the notes to our consolidated financial statements. A significant portion of these contractual obligations are related to payments for enterprise-wide information-technology services. See Note 20 to the consolidated financial statements for further discussion on contractual obligations. We anticipate interest payments and payments for our contractual obligations to be approximately $148 million and $318 million in 2022, respectively. We expect cash requirements in 2022 to meet other working capital needs in the normal course of business, such as payments for salaries and wages, and data acquisition, to be comparable to 2021. We expect to continue to generate substantial cash from ongoing operating activities.
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

Cash Provided by (Used in) Investing Activities
Year Ended December 31, 2021 versus Year Ended December 31, 2020
Higher net cash used in investing activities for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily driven by the higher net payment for acquisitions of $824.2 million in the current year, payments of $76.6 million for the purchase of an office building in Jacksonville, Florida for our new global headquarters office, and higher payment of $55.5 million for software development, partially offset by higher cash settlements of $14.6 million received for foreign currency contracts.
During 2021, we acquired Bisnode for a total purchase price of $805.8 million, inclusive of cash acquired of $29.9 million. The transaction closed with a combination of cash of $646.9 million and 6,237,087 newly issued shares of common stock of the Company in a private placement valued at $158.9 million based on the stock closing price on January 8, 2021. Upon the close of the transaction, we settled a zero-cost foreign currency collar and received $21.0 million, which reduced our net cash payment for the acquisition. The transaction was partially funded by the proceeds from the $300 million borrowing from the Incremental Term Loan.
During 2021, we also acquired Eyeota and NetWise for an aggregate purchase price of $242.1 million, inclusive of acquired cash of $9.7 million. The acquisitions are partially funded with borrowings from our revolving credit facility. See Note 16 to the consolidated financial statements for further discussion.
We expect capital expenditures in 2022 to be in the range of $150 million to $180 million.
Year Ended December 31, 2020 versus Year Ended December 31, 2019
Lower net cash used in investing activities for the year ended December 31, 2020 (Successor), compared to the prior year period from January 1, 2019 to December 31, 2019 (Successor) was primarily driven by the net payment of $6,078 million in the 2019 Successor period to acquire the Predecessor company in connection with the Take-Private Transaction, including payments to settle the Predecessor line of credit and term loan.
Higher net cash used in investing activities for the year ended December 31, 2020 (Successor), compared to the prior year period from January 1, 2019 to February 7, 2019 (Predecessor) was primarily driven by the net payments of $20.6 million to acquire Orb and coAction in 2020 and higher spending of approximately $116 million on capital expenditures and computer software primarily due to the net impact of partial period results reflected in the prior year period.
Cash Provided by (Used in) Financing Activities
Year Ended December 31, 2021 versus Year Ended December 31, 2020
The increase in net cash provided by financing activities during the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily related to payments of $1,273.1 million in the prior year for the redemption (inclusive of make-whole liability) of the Series A Preferred Stock; lower payment of $150.6 million in 2021 for debt redemption activities (inclusive of early payment premium) related to the repayment of 10.250% Senior Unsecured Notes totaling $479.5 million, compared to the prior year related to partial repayments of the 10.250% Senior Unsecured Notes and 6.875% Senior Secured Notes totaling $630.1 million; the repayment of $63.0 million related to the Repatriation Bridge Facility in the prior year; higher net proceeds of $910.9 million from borrowings in the current year mainly due to issuance of 5.000% Senior Unsecured Notes and the draw-down of the Incremental Term Loan; and the non-recurring preferred dividends of $64.1 million in the prior year period, partially offset by net proceeds from the IPO transaction in the prior year of $2,248.2 million (inclusive of $0.9 million IPO costs paid prior to the IPO transaction date).
See below, Note 1 and Note 15 to the consolidated financial statements for further discussion related to the Series A Preferred Stock, the associated dividend payments and the IPO transaction.
See below and Note 6 to the consolidated financial statements for further discussion on our debt.
Year Ended December 31, 2020 versus Year Ended December 31, 2019
The decrease in net cash provided by financing activities during the year ended December 31, 2020 (Successor), compared to net cash provided by financing activities in the prior year period from January 1, 2019 to December 31, 2019 (Successor) was primarily related to the raising of equity and debt financing for the Take-Private Transaction, totaling $7,046.6 million in the 2019 period. Also contributing to the decrease was payment of $1,273.1 million for the redemption (inclusive of make-whole liability) of the Series A Preferred Stock, partial repayments of our 10.250% Senior Unsecured Notes and 6.875% Senior Secured Notes totaling $630.1 million (inclusive of early payment premium), and the repayment of $63.0 million related to the Repatriation Bridge Facility in 2020. These decreases were partially offset by net proceeds from the IPO transaction in 2020 of $2,248.2 million (inclusive of $0.9 million IPO costs paid prior to the IPO transaction date) and payments of $625.1 million to retire Predecessor Senior Notes in the 2019 period.

The increase in net cash provided by financing activities during the year ended December 31, 2020 (Successor), compared to net cash provided by financing activities in the period from January 1, 2019 to February 7, 2019 (Predecessor) was primarily due to net proceeds of $2,248.2 million from the IPO transaction in 2020, partially offset by payment of $1,273.1 million for the redemption (inclusive of make-whole liability) of the Series A Preferred Stock, partial repayments of our 10.250% Senior Unsecured Notes and 6.875% Senior Secured Notes totaling $630 million (inclusive of early payment premium), and preferred dividend payments of $64.1 million during 2020.

Contractual Commitments

At December 31, 2021, we had contractual commitments to repay debt, settle payments to purchase services, settle tax liabilities, make lease payments and fund pension plans. The following table presents our contractual obligations as of December 31, 2021 (In millions):

	Total	Payment due within one year
Contractual obligations
Short-term and long-term debt (1)	$4,993.0	$616.2
Operating leases (2)	$95.4	$29.7
Commitments to purchase obligations (3)	$2,036.7	$317.6
Pension and other postretirement benefits payments/contributions (4)	$73.6	$4.2
Tax liabilities related to the 2017 Act	$49.8	$5.2
(1)Amounts include interest payments. In addition, amounts reflect the redemption of the $420 million 6.875% Senior Secured Notes and the Incremental Term Loan of $460 million established on January 18, 2022.
(2)See Note 7 to the consolidated financial statements for further discussion.
(3)See Note 20 to the consolidated financial statements for further discussion.
(4)See Note 10 to the consolidated financial statements for further discussion.

Capital Resources and Debt

Currently, in addition to cash generated from our operating activities, we also borrow from time to time from our credit facility and issue long-term debt.

Below is a summary of our borrowings as of December 31, 2021 and December 31, 2020 (In millions):

		December 31, 2021			At December 31, 2020
	Maturity	Principal amount	Debt issuance costs and discount	Carrying value	Principal amount	Debt issuance costs and discount	Carrying value
Debt maturing within one year:
Term loan facility		$28.1	$—	$28.1	$25.3	$—	$25.3
Total short-term debt		$28.1	$—	$28.1	$25.3	$—	$25.3

Debt maturing after one year:
Term loan facility	February 8, 2026	$2,754.8	$64.5	$2,690.3	$2,485.7	$77.1	$2,408.6
Revolving facility	September 11, 2025	160.0	—	160.0	—	—	—
5.000% Senior unsecured notes	December 15, 2029	460.0	6.8	453.2	—	—	—
6.875% Senior secured notes	August 15, 2026	420.0	6.8	413.2	420.0	8.2	411.8
10.250% Senior unsecured notes	Fully paid off in December 2021	—	—	—	450.0	14.6	435.4
Total long-term debt		$3,794.8	$78.1	$3,716.7	$3,355.7	$99.9	$3,255.8
Total debt		$3,822.9	$78.1	$3,744.8	$3,381.0	$99.9	$3,281.1

Senior Secured Credit Facilities

Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin over a LIBOR rate for the interest period relevant to such borrowing, subject to interest rate floors, and they are secured by substantially all of the Company’s assets.
Other details of the Senior Secured Credit Facilities (See Note 6 for further discussion):
•As required by the credit agreement, beginning June 30, 2020, the principal amount of the Term Loan Facility began to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026. As such, the required payment in 2022 is expected to be approximately $32 million. The margin to LIBOR was 500 basis points initially. On February 10, 2020, an amendment was made to the existing credit agreement, specifically related to the Term Loan Facility, which reduced the margin to LIBOR to 400 basis points. Subsequent to the IPO transaction, the spread was further reduced by 25 basis points to 375 basis points. On January 27, 2021, the spread was reduced by 50 basis points to 325 basis points. The interest rates associated with the Term Loan Facility at December 31, 2021 and at December 31, 2020 were 3.352% and 3.898%, respectively.

• The margin to LIBOR for borrowings under the Revolving Facility was 350 basis points initially. Subsequent to the IPO transaction, the spread was reduced by 25 basis points to 325 basis points, subject to a ratio-based pricing grid. The aggregate amount available under the Revolving Facility is $850 million. The available borrowing under the Revolving Facility at December 31, 2021 was $690 million and the interest rate associated with the outstanding balance of the Revolving Facility at December 31, 2021 was 3.104%. There was no outstanding balance at December 31, 2020.

•Effective January 18, 2022, we amended our credit agreement dated February 8, 2019, specifically related to the Term Loan Facility, to establish Incremental Term Loans in an aggregate principal amount of $460 million and to use the proceeds of such Incremental Term Loans to redeem our outstanding $420 million in aggregate principal amount of our 6.875% Senior Secured Notes due 2026 and pay related fees, costs, premiums and expenses.

•The Repatriation Bridge Facility had a principal balance of $63.0 million and matured on February 7, 2020. The margin to LIBOR was 350 basis points. The outstanding balance of the Repatriation Bridge Facility was fully repaid in February 2020.
Senior Notes

The 6.875% Senior Secured Notes and the 5.000% Senior Unsecured Notes may be redeemed at our option, in whole or in part, following specified events and on specified redemption dates and at the redemption prices specified in the indenture governing the 6.875% Senior Secured Notes and the 5.000% Senior Unsecured Notes.

On December 20, 2021, we issued $460 million in aggregate principal amount of 5.000% Senior Unsecured Notes due December 15, 2029. The proceeds from the Senior Unsecured Notes and cash on hand were used to fund the full redemption of the $450 million in aggregate principal amount of our 10.250% Senior Unsecured Notes, inclusive of a make whole payment of $29.5 million, accrued interest and other fees and expenses.

On January 18, 2022, we redeemed our $420 million 6.875% Senior Secured Notes.

The Senior Secured Credit Facilities, the 5.000% Senior Unsecured Notes, and the 6.875% Senior Secured Notes contain certain covenants that limited our ability to enter into certain transactions. In addition, the Revolving Facility contains a financial covenant requiring the maintenance of debt to EBITDA ratios which are defined in the facility credit agreement in effect. We were in compliance with the respective financial and non-financial covenants at December 31, 2021 and December 31, 2020.
See Note 6 to the consolidated financial statements for further discussion.
Our Credit Ratings

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

A discussion of our accounting policies for financial instruments is included in the summary of significant accounting policies in Note 2 to our consolidated financial statements, and further disclosure relating to financial instruments is included in Note 13 to our consolidated financial statements.

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

A 100 basis point increase and decrease in the weighted average interest rate on our outstanding debt subject to rate variability would result in an incremental increase in annual interest expense of approximately $29 million and an incremental decrease in annual interest expense of approximately $3 million for the year ended December 31, 2021, respectively.

Foreign Exchange Risk Management

We have numerous offices in various countries outside of the United States and conduct operations in several countries through minority equity investments and strategic relationships with local providers. Our operations outside of the United States generated approximately 33%, 19% and 20% of our total revenue for the year ended December 31, 2021, year ended December 31, 2020, and the combined pro forma year ended December 31, 2019, respectively. Approximately 21% and 9% of our assets as of December 31, 2021 and 2020, respectively, were located outside of the United States.

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

At December 31, 2021 and December 31, 2020, the notional amounts of our foreign exchange forward contracts were $448.5 million and $212.9 million, respectively. Realized gains and losses associated with these contracts were $11.4 million and $10.1 million, respectively, for the year ended December 31, 2021; $17.4 million and $9.7 million, respectively, for the year ended December 31, 2020; and $18.2 million and $27.6 million, respectively, for the period from January 1, 2019 to December 31, 2019. Unrealized gains and losses associated with these contracts were $1.9 million and $0.7 million, respectively, at December 31, 2021, $2.0 million and $0.9 million, respectively, at December 31, 2020, and $0.3 million and $0.5 million, respectively, at December 31, 2019.

In addition, in connection with the acquisition of Bisnode, we entered into a zero-cost foreign currency collar in November 2020, with a notional amount of SEK 4.8 billion to reduce our foreign currency exposure. Unrealized gain associated with the instrument was $23.5 million at December 31, 2020. We settled the collar on January 8, 2021 with a gain of $21.0 million upon the close of the Bisnode transaction, resulting in a loss of $2.5 million for the year ended December 31, 2021.

If exchange rates to which we are exposed under our outstanding foreign exchange forward contracts were to increase, on average, 10% from year-end 2021 levels, the unrealized losses on our foreign exchange forward contracts would be approximately $34 million, excluding the expected gains on the underlying hedged items. If exchange rates, on average, were to decrease 10% from year-end 2021 levels, the unrealized gains on our foreign exchange forward contracts would be $33.6 million, excluding the expected losses on the underlying hedged items. However, the estimated potential gains and losses on these contracts would substantially be offset by changes in the dollar equivalent value of the underlying hedged items.

Item 8. Financial Statements and Supplementary Data

Dun & Bradstreet Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dun & Bradstreet Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dun & Bradstreet Holdings, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholder equity, and cash flows for each of the years in the three-year period ended December 31, 2021 (Successor period), and of The Dun & Bradstreet Corporation and subsidiaries (Predecessor) for the period from January 1, 2019 to February 7, 2019 (Predecessor period), and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 (Successor period), and the results of the Predecessor’s operations and its cash flows for the period from January 1, 2019 to February 7, 2019 (Predecessor period), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Bisnode Business Information Group AB (“Bisnode”) during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Bisnode’s internal control over financial reporting associated with less than 2% of total assets (Bisnode’s related goodwill and intangible assets are included within the scope of management’s assessment), and approximately 18% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Bisnode.

New Basis of Accounting

As discussed in Note 1 to the consolidated financial statements, effective February 8, 2019, the Predecessor was acquired in a business combination accounted for using the acquisition method. As a result of the acquisition, the consolidated financial information for the periods after the acquisition are presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determination of standalone selling price

As discussed in Note 2 of the consolidated financial statements, the Company’s contracts with clients often include multiple performance obligations. For these contracts, the Company allocates the transaction price to each performance obligation in the contract on a relative standalone selling price basis. Standalone selling price is the price at which the Company would sell a promised good or service separately to a client. When the standalone selling price is not directly observable from actual standalone sales, the Company estimates a standalone selling price making maximum use of any observable data and estimates of what a client in the market would be willing to pay for the goods or services.

We identified the assessment of the determination of standalone selling price as a critical audit matter. Subjective auditor judgment was required to evaluate standalone selling prices determined using ranges of observable standalone sales and ranges of selling price data when directly observable sales are not available.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue process, including controls over the determination of standalone selling prices. We evaluated the methodology used to determine standalone selling prices by considering whether there were any changes in goods and services sold or selling practices that could affect the methodology or the relevance of selling price data used in the methodology. We tested observable selling price reports by agreeing selling price inputs to revenue contracts. For a selection of standalone selling prices, we evaluated the Company’s assessment of the effect that observable selling price data has on the standalone selling price. For a selection of standalone selling prices that were changed from a previously established price, we assessed the revised standalone selling prices by comparing them to observable selling price data.

Sufficiency of audit evidence over IT systems used in the revenue recognition process

As discussed in Note 18 to the consolidated financial statements, the Company generated $1,499.4 million of revenue in North America for the year-ended December 31, 2021. The processing and recording of revenue in North America is reliant upon multiple information technology (IT) systems.

We identified the sufficiency of audit evidence over IT systems used in the revenue recognition process in North America as a critical audit matter. Subjective auditor judgment was required to evaluate the sufficiency of audit evidence obtained because of the complexity of the IT environment related to the revenue recognition process. Specifically, obtaining an understanding of the systems used in the Company’s recognition of revenue and evaluating the related internal controls required the involvement of professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We performed risk assessment procedures and applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. We involved IT professionals with specialized skills and knowledge, who assisted in 1) gaining an understanding of the systems used in the Company’s recognition of revenue and 2) evaluating the design and testing the operating effectiveness of certain internal controls over the revenue process. This included the general IT and IT application controls related to recording revenue in North America. On a sample basis, we also tested certain revenue transactions by comparing the recorded amounts to underlying documentation. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed including the appropriateness of the nature and extent of audit evidence.

Fair value measurement of the reacquired right intangible asset acquired in the Bisnode acquisition

As discussed in Note 16 to the consolidated financial statements, the Company acquired 100% ownership of Bisnode on January 8, 2021 for total consideration of $805.8 million. As a result, the Company recognized a reacquired right intangible asset for $270.0 million. The determination of the fair value of the reacquired right intangible asset required the Company to make certain assumptions regarding cash flows from projected revenues and expenses, and the discount rate used in the calculation.

We identified the assessment of the fair value measurement of the reacquired right intangible asset acquired in the Bisnode acquisition as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the projected revenues and expenses, and discount rate used to determine the fair value of the reacquired right intangible asset. Changes to these assumptions could have had a significant effect on the Company’s estimate of fair value of the reacquired right intangible asset.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition date valuation process, including controls over the development of the relevant assumptions listed above. We evaluated the projected revenues and expenses by (1) comparing them to historical results of the acquired entity and the Company and (2) current industry and economic trends. We performed sensitivity analyses to assess the impact that changes to the projected revenues and expenses, and discount rate would have on the fair value of the reacquired right intangible asset. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•recalculating the fair value of the reacquired right intangible asset using the Company’s cash flow forecasts and an independently developed range of discount rates; and comparing it to the Company’s fair value estimate.
•evaluating the discount rate by comparing it to an independently developed range of discount rates using publicly available market data for certain comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019

New York, New York
February 24, 2022

Dun & Bradstreet Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)

	Successor			Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020 (1)	Period from January 1 to December 31, 2019 (1)	Period from January 1 to February 7, 2019
Revenue	$2,165.6	$1,738.7	$1,439.0	$178.7
Cost of services (exclusive of depreciation and amortization)	664.3	548.2	463.7	56.7
Selling and administrative expenses	714.7	559.8	657.6	122.4
Depreciation and amortization	615.9	537.8	487.1	11.1
Restructuring charges	25.1	37.3	52.3	0.1
Operating costs	2,020.0	1,683.1	1,660.7	190.3
Operating income (loss)	145.6	55.6	(221.7)	(11.6)
Interest income	0.7	0.7	2.5	0.3
Interest expense	(206.4)	(271.1)	(303.5)	(5.5)
Other income (expense) - net	14.9	(11.6)	(153.5)	(86.0)
Non-operating income (expense) - net	(190.8)	(282.0)	(454.5)	(91.2)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(45.2)	(226.4)	(676.2)	(102.8)
Less: provision (benefit) for income taxes	23.4	(112.4)	(118.3)	(27.5)
Equity in net income of affiliates	2.7	2.4	4.2	0.5
Net income (loss)	(65.9)	(111.6)	(553.7)	(74.8)
Less: net (income) loss attributable to the non-controlling interest	(5.8)	(4.9)	(6.4)	(0.8)
Less: Dividends allocated to preferred stockholders	—	(64.1)	(114.0)	—
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(71.7)	$(180.6)	$(674.1)	$(75.6)
Basic earnings (loss) per share of common stock:
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(0.17)	$(0.49)	$(2.14)	$(2.04)
Diluted earnings (loss) per share of common stock:
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(0.17)	$(0.49)	$(2.14)	$(2.04)
Weighted average number of shares outstanding-basic	428.7	367.1	314.5	37.2
Weighted average number of shares outstanding-diluted	428.7	367.1	314.5	37.2
Other comprehensive income (loss), net of income taxes:
Net income (loss)	$(65.9)	$(111.6)	$(553.7)	$(74.8)
Foreign currency translation adjustments, net of tax (2)	$(76.6)	$28.5	$(1.9)	$5.9
Defined benefit pension plans:
Prior service credit (cost), net of tax expense (benefit) (3)	(0.2)	(0.8)	2.3	(0.1)
Net actuarial gain (loss), net of tax expense (benefit) (4)	108.6	(95.5)	(26.3)	65.5
Derivative financial instrument, net of tax expense (benefit) (5)	7.8	0.7	(1.1)	(0.1)
Total other comprehensive income (loss), net of tax	$39.6	$(67.1)	$(27.0)	$71.2
Comprehensive income (loss), net of tax	$(26.3)	$(178.7)	$(580.7)	$(3.6)
Less: comprehensive (income) loss attributable to the non-controlling interest	(8.0)	(8.1)	(3.6)	(1.0)
Comprehensive income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(34.3)	$(186.8)	$(584.3)	$(4.6)

(1) See Note 1 Basis of Presentation and Description of Business for further detail regarding the elimination of the International lag reporting.
(2) Tax Expense (Benefit) of $(1.6) million, $2.9 million, $1.8 million, and less than $0.1 million for the Successor year ended December 31, 2021, Successor year ended December 31, 2020, Successor period from January 1 to December 31, 2019, and for the Predecessor period from January 1 to February 7, 2019, respectively.
(3) Tax Expense (Benefit) of $0.1 million, $(0.2) million, and $0.8 million for the Successor year ended December 31, 2021, Successor year ended December 31, 2020, and for the Successor period from January 1 to December 31, 2019, respectively.
(4) Tax Expense (Benefit) of $38.9 million, $(32.2) million, $(8.1) million, and $22.2 million for the Successor year ended December 31, 2021, Successor year ended December 31, 2020, Successor period from January 1 to December 31, 2019, and for the Predecessor period from January 1 to February 7, 2019, respectively.
(5) Tax Expense (Benefit) of $2.8 million, $0.2 million, $(0.4) million, and $(0.1) million, for the Successor year ended December 31, 2021, Successor year ended December 31, 2020, Successor period from January 1 to December 31, 2019, and for the Predecessor period from January 1 to February 7, 2019, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Consolidated Balance Sheets
(In millions, except share data and per share data)

	December 31, 2021	December 31, 2020 (1)
Assets
Current assets
Cash and cash equivalents	$177.1	$352.3
Accounts receivable, net of allowance of $16.5 at December 31, 2021 and $11.4 at December 31, 2020 (Note 17)	401.7	319.3
Prepaid taxes	52.2	130.4
Other prepaids	63.9	37.9
Other current assets (Note 4 and 13)	23.1	34.5
Total current assets	718.0	874.4
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $27.5 at December 31, 2021 and $14.3 at December 31, 2020 (Note 17)	96.8	25.7
Computer software, net of accumulated amortization of $234.2 at December 31, 2021 and $125.6 at December 31, 2020 (Note 17)	557.4	437.0
Goodwill (Note 17 and 18)	3,493.3	2,857.9
Deferred income tax (Note 9)	18.5	14.1
Other intangibles (Note 17 and 18)	4,824.5	4,814.8
Deferred costs (Note 4)	116.1	83.8
Other non-current assets (Note 17)	172.6	112.6
Total non-current assets	9,279.2	8,345.9
Total assets	$9,997.2	$9,220.3
Liabilities
Current liabilities
Accounts payable	$83.5	$60.1
Accrued payroll	125.6	110.5
Short-term debt (Note 6)	28.1	25.3
Deferred revenue (Note 4)	569.4	477.2
Other accrued and current liabilities (Note 17)	198.3	155.0
Total current liabilities	1,004.9	828.1
Long-term pension and postretirement benefits (Note 10)	178.4	291.5
Long-term debt (Note 6)	3,716.7	3,255.8
Deferred income tax (Note 9)	1,207.2	1,106.6
Other non-current liabilities (Note 17)	144.7	154.4
Total liabilities	6,251.9	5,636.4
Commitments and contingencies (Note 8 and 20)

Equity
Common Stock, $0.0001 par value per share, authorized—2,000,000,000 shares; 432,070,999 shares issued and 431,197,782 shares outstanding at December 31, 2021 and 423,418,131 shares issued and 422,952,228 shares outstanding at December 31, 2020	—	—
Capital surplus	4,500.4	4,310.2
Accumulated deficit	(761.8)	(690.1)
Treasury Stock, 873,217 shares at December 31, 2021 and 465,903 shares at December 31, 2020	(0.3)	—
Accumulated other comprehensive loss	(57.1)	(94.5)
Total stockholder equity	3,681.2	3,525.6
Non-controlling interest	64.1	58.3
Total equity	3,745.3	3,583.9
Total liabilities and stockholder equity	$9,997.2	$9,220.3

(1)See discussion in Note 1 - Basis of Presentation and Description of Business for further detail regarding the elimination of the International lag reporting.

The accompanying notes are an integral part of the consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Successor			Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020 (1)	Period from January 1 to December 31, 2019 (1)	Period from January 1 to February 7, 2019
Cash flows provided by (used in) operating activities:
Net income (loss)	$(65.9)	$(111.6)	$(553.7)	$(74.8)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	615.9	537.8	487.1	11.1
Amortization of unrecognized pension loss (gain)	1.9	(0.5)	—	3.8
Payments for debt early redemption premiums reclassified to financing cash flows	29.5	50.1	—	—
Amortization and write off of deferred debt issuance costs	31.2	45.0	23.2	3.3
Pension settlement charge	—	0.6	—	85.8
Pension settlement payments	—	—	(105.9)	(190.5)
Income tax benefit from stock-based awards	—	—	—	10.3
Equity-based compensation expense	33.3	45.1	68.0	11.7
Restructuring charge	25.1	37.3	52.3	0.1
Restructuring payments	(20.6)	(16.5)	(39.8)	(2.1)
Change in fair value of make-whole derivative liability	—	32.8	172.4	—
Changes in deferred income taxes	(77.4)	(99.6)	(137.7)	(33.2)
Changes in prepaid and accrued income taxes	5.1	(129.7)	(15.1)	(8.1)
Changes in operating assets and liabilities: (2)
(Increase) decrease in accounts receivable	(13.7)	(45.1)	(16.5)	16.3
(Increase) decrease in prepaid taxes, other prepaids and other current assets	63.2	(28.9)	6.0	(1.2)
Increase (decrease) in deferred revenue	16.5	8.1	68.7	20.8
Increase (decrease) in accounts payable	(0.1)	9.1	(25.1)	37.8
Increase (decrease) in accrued liabilities	(2.3)	(20.3)	(22.8)	(39.7)
Increase (decrease) in other accrued and current liabilities	(24.3)	(18.1)	42.5	25.1
(Increase) decrease in other long-term assets	(34.2)	(49.7)	(40.4)	(96.0)
Increase (decrease) in long-term liabilities	(84.4)	(39.2)	(47.5)	154.6
Net, other non-cash adjustments (3)	4.9	(1.2)	13.8	(0.5)
Net cash provided by (used in) operating activities	503.7	205.5	(70.5)	(65.4)
Cash flows provided by (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(844.8)	(20.6)	(6,078.0)	—
Cash settlements of foreign currency contracts	22.3	7.7	(9.4)	—
Payments for real estate purchase	(76.6)	—	—	—
Capital expenditures	(9.7)	(7.8)	(12.4)	(0.2)
Additions to computer software and other intangibles	(170.7)	(115.2)	(57.4)	(5.1)
Other investing activities, net	0.8	2.1	0.5	—
Net cash provided by (used in) investing activities	(1,078.7)	(133.8)	(6,156.7)	(5.3)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock in the IPO transaction and Private Placement, net (4)	—	2,248.2	—	—
Proceeds from investors	—	—	3,176.8	—
Payment for the redemption of Cumulative Series A Preferred Stock	—	(1,067.9)	—	—
Payment for make-whole liability	—	(205.2)	—	—
Payment for debt early redemption premiums	(29.5)	(50.1)	—	—
Payments of dividends	—	(64.1)	(96.1)	—
Proceeds from borrowings on Credit Facility	314.1	407.2	228.3	167.0
Proceeds from issuance of Successor's Senior Notes	460.0	—	1,450.0	—
Proceeds from borrowings on Successor's Term Loan Facility - net of issuance discount	300.0	—	2,479.4	—
Retirement of Predecessor's Senior Notes	—	—	(625.1)	—
Payments of borrowings on Credit Facility	(154.1)	(407.2)	(228.3)	(70.0)
Payments of borrowing on Term Loan Facility	(28.1)	(19.0)	—	—
Payments of borrowings on Successor’s Senior Notes	(450.0)	(580.0)	—	—
Payments of borrowings on Bridge Loan	—	(63.0)	63.0	—
Payment of debt issuance costs	(9.5)	(2.5)	(122.6)	—
Other financing activities, net	(2.8)	(7.8)	(3.7)	(0.1)
Net cash provided by (used in) financing activities	400.1	188.6	6,321.7	96.9
Effect of exchange rate changes on cash and cash equivalents	(0.3)	7.6	(10.1)	1.2
Increase (decrease) in cash and cash equivalents	(175.2)	267.9	84.4	27.4
Cash and Cash Equivalents, Beginning of Period	352.3	84.4	—	90.2
Cash and Cash Equivalents, End of Period	$177.1	$352.3	$84.4	$117.6

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income taxes payment (refund), net	$12.7	$116.9	$34.3	$3.4
Interest	$191.8	$249.0	$237.8	$2.4
Noncash Investing and Financing activities:
Fair value of acquired assets	$1,447.4	$21.6	$9,524.1	$—
Cash paid for acquired businesses	(882.1)	(21.2)	(5,558.2)	—
Unpaid purchase price accrued in "Other accrued and current liabilities"	(6.9)	—	—	—
6,237,087 shares of common stock issued for the acquisition	(158.9)	—	—	—
Assumed liabilities from acquired businesses including non-controlling interest	$399.5	$0.4	$3,965.9	$—

Noncash additions to computer software	$7.9	$—	$—	$—
Noncash additions to property, plant and equipment	$1.7	$2.0	$—	$—
(1) See Note 1 Basis of Presentation and Description of Business for further detail regarding the elimination of the International lag reporting.
(2) Net of the effect of acquisitions, see further details in Note 16.
(3) Other noncash adjustments for the period from January 1, 2019 to December 31, 2019 (Successor) are primarily related to non-cash foreign exchange adjustments.
(4) Net of IPO offering costs of $132.8 million of which $131.9 million was paid by proceeds raised from the offering (see Note 1) and $0.9 million was paid prior to the IPO and Private Placement.

The accompanying notes are an integral part of the consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Consolidated Statements of Stockholder Equity (Deficit)
(In millions)

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholder equity (deficit)	Non-controlling interest	Total equity (deficit)
Predecessor:
For the Period from January 1, 2019 to February 7, 2019 (1)
Balance, December 31, 2018	$0.8	$332.8	$3,325.0	$(3,310.3)	$(235.5)	$(818.3)	$(0.3)	$(705.8)	$15.9	$(689.9)
Net income (loss)	—	—	(75.6)	—	—	—	—	(75.6)	0.8	(74.8)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Equity-based compensation plans	—	11.7	—	—	—	—	—	11.7	—	11.7
Pension adjustments, net of tax expense of $22.2	—	—	—	—	—	65.4	—	65.4	—	65.4
Change in cumulative translation adjustment, net of tax expense of less than $0.1	—	—	—	—	5.7	—	—	5.7	0.2	5.9
Derivative financial instruments, net of tax benefit of $0.1	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Balance, February 7, 2019	$0.8	$344.5	$3,249.4	$(3,310.3)	$(229.8)	$(752.9)	$(0.4)	$(698.7)	$16.8	$(681.9)

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholder equity (deficit)	Non-controlling interest	Total equity (deficit)
Successor:
For the period from January 1, 2019 to December 31, 2019 (1)
Balance, January 1, 2019	$—	$—	$(13.5)	$—	$—	$—	$—	$(13.5)	$—	$(13.5)
Net income (loss)	—	—	(560.1)	—	—	—	—	(560.1)	6.4	(553.7)
Take-Private Transaction		2,048.4						2,048.4	60.3	2,108.7
Capital contribution		100.0						100.0		100.0
Equity-based compensation plans	—	68.0	—	—	—	—	—	68.0	—	68.0
Preferred dividend	—	(96.1)	—	—	—	—	—	(96.1)	—	(96.1)
Accretion - Series A Preferred Stock	—	(3.4)	—	—	—	—	—	(3.4)	—	(3.4)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(5.7)	(5.7)
Pension adjustments, net of tax benefit of $7.3	—	—	—	—	—	(24.0)	—	(24.0)		(24.0)
Change in cumulative translation adjustment, net of tax expense of $1.8	—	—	—	—	0.9	—	—	0.9	(2.8)	(1.9)
Derivative financial instruments, net of tax benefit of $0.4	—	—	—	—	—	—	(1.1)	(1.1)	—	(1.1)
Balance, December 31, 2019	$—	$2,116.9	$(573.6)	$—	$0.9	$(24.0)	$(1.1)	$1,519.1	$58.2	$1,577.3

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholder equity (deficit)	Non-controlling interest	Total equity (deficit)
Year ended December 31, 2020 (1)
Balance, January 1, 2020	$—	$2,116.9	$(573.6)	$—	$0.9	$(24.0)	$(1.1)	$1,519.1	$58.2	$1,577.3
Net income (loss)	—	—	(116.5)	—	—	—	—	(116.5)	4.9	(111.6)
Accretion - Series A Preferred Stock (2)	—	(36.1)	—	—	—	—	—	(36.1)	—	(36.1)
Issuance of Class A Common Stock in IPO and Private Placement, net of issuance costs	—	2,248.2	—	—	—	—	—	2,248.2	—	2,248.2
Equity-based compensation plans (3)	—	45.3	—	—	—	—	—	45.3	—	45.3
Pension adjustments, net of tax benefit of $32.4	—	—	—	—	—	(96.3)	—	(96.3)	—	(96.3)
Change in cumulative translation adjustment, net of tax expense of $2.9	—	—	—	—	25.3	—	—	25.3	3.2	28.5
Derivative financial instruments, net of tax expense of $0.2	—	—	—	—	—	—	0.7	0.7	—	0.7
Preferred dividend	—	(64.1)	—	—	—	—	—	(64.1)	—	(64.1)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(8.0)	(8.0)
Balance, December 31, 2020	$—	$4,310.2	$(690.1)	$—	$26.2	$(120.3)	$(0.4)	$3,525.6	$58.3	$3,583.9
Year ended December 31, 2021
Balance, January 1, 2021	$—	$4,310.2	$(690.1)	$—	$26.2	$(120.3)	$(0.4)	$3,525.6	$58.3	$3,583.9
Net income (loss)	—	—	(71.7)	—	—	—	—	(71.7)	5.8	(65.9)
Shares issued for Bisnode acquisition	—	158.9	—	—	—	—	—	158.9	—	158.9
Equity-based compensation plans	—	31.3	—	(0.3)	—	—	—	31.0	—	31.0
Pension adjustments, net of tax expense of $39.0	—	—	—	—	—	108.4	—	108.4	—	108.4
Change in cumulative translation adjustment, net of tax benefit of $1.6	—	—	—	—	(78.8)	—	—	(78.8)	2.2	(76.6)
Derivative financial instruments, net of tax expense of $2.8	—	—	—	—	—	—	7.8	7.8	—	7.8
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(2.2)	(2.2)
Balance December 31, 2021	$—	$4,500.4	$(761.8)	$(0.3)	$(52.6)	$(11.9)	$7.4	$3,681.2	$64.1	$3,745.3

(1) See Note 1 Basis of Presentation and Description of Business for further detail regarding the elimination of the International lag reporting.
(2) Related to Series A Preferred Stock which was fully redeemed in July 2020.
(3) Includes $0.2 million related to the conversion of pre-IPO liability classified equity-based awards into restricted stock units.

The accompanying notes are an integral part of the consolidated financial statements.

DUN & BRADSTREET HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts, except share data and per share data, in millions)
Note 1 --Basis of Presentation and Description of Business

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
Our consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Since early 2020, the novel coronavirus ("COVID-19") global pandemic has caused disruptions and continues to cause disruptions in the economy and volatility in the global financial markets. There is considerable uncertainty regarding its duration and the speed and nature of recovery. The extent of the impact of the COVID-19 global pandemic on our operations and financial performance will depend on among many factors, the duration of the pandemic, the timing and availability of vaccines and treatments and the government mandates or guidance regarding COVID-19 restriction and its effects on our clients and vendors, which continue to be uncertain at this time and cannot be predicted. In addition, the pandemic may affect management's estimates and assumptions of variable consideration in contracts with clients as well as other estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions.

The consolidated financial statements include our accounts, as well as those of our subsidiaries and investments in which we have a controlling interest. Investments in companies over which we have significant influence but not a controlling interest are recorded under the equity method of accounting. When events and circumstances warrant, equity investments accounted for under the equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other-than temporary. We elect to account for investments over which we do not have significant influence at cost adjusted for impairment or other changes resulting from observable market data. Market values associated with these investments are not readily available. Our cost investments were not material as of December 31, 2021 and 2020.

Description of Business

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

•Merger Sub entered into a credit facility agreement and issued debt on February 8, 2019. See Note 6 for further discussion.

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

As a result of the Take-Private Transaction on February 8, 2019, the merger was accounted for in accordance with ASC 805, "Business Combinations" ("ASC 805"), and Dun & Bradstreet Holdings, Inc. was determined to be the accounting acquirer. The accompanying consolidated financial statements and information are presented on a Successor and Predecessor basis. References to Predecessor refer to the results of operations, cash flows and financial position of The Dun & Bradstreet Corporation and its subsidiaries prior to the closing of the Take-Private Transaction. References to Successor refer to the consolidated financial position of Dun & Bradstreet Holdings, Inc. and its subsidiaries as of December 31, 2021 and December 31, 2020, and the results of operations and cash flows of Dun & Bradstreet Holdings, Inc. and its subsidiaries for the years ended December 31, 2021 and December 31, 2020 and the period from January 1, 2019 to December 31, 2019. During the period from January 1, 2019 to February 7, 2019, Dun & Bradstreet Holdings, Inc. had no significant operations and limited assets and had only incurred transaction related expenses prior to the Take-Private Transaction. The Successor periods include the consolidated results of operations, cash flows and financial position of Dun & Bradstreet and its subsidiaries on and after February 8, 2019. The Predecessor and Successor consolidated financial information presented herein is not comparable primarily due to the impacts of the Take-Private Transaction including the application of acquisition accounting in the Successor financial statements as of February 8, 2019, as further described in Note 15, of which the most significant impacts are (i) the increased amortization expense for intangible assets; (ii) additional interest expense associated with debt financing arrangements entered into in connection with the Take-Private Transaction; (iii) higher non-recurring transaction costs and the pension settlement charge attributable to the Take-Private Transaction; and (iv) a shorter Successor period for our International operations.
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

Gross proceeds	$2,381.0
Less:
Underwriter fees	89.1
IPO related expenses (a)	42.8
Redemption of Series A Preferred Stock	1,067.9
Make-whole payment on redemption of Series A Preferred Stock	205.2
Partial redemption of 10.250% Senior Unsecured Notes and accrued interest	312.0
Call premium on partial redemption of 10.250% Senior Unsecured Notes	30.8
Partial redemption of 6.875% Senior Secured Notes and accrued interest	282.2
Call premium on partial redemption of 6.875% Senior Secured Notes	19.3
Cash to balance sheet	$331.7

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

In connection with the IPO, the following transactions occurred:

•On June 23, 2020, we increased our authorized common stock to 2,000,000,000 and our authorized preferred stock to 25,000,000 and effected a 314,494.968 for 1 stock split of our common stock. All of the common share and per share information in the consolidated financial statements for the Successor periods have been retroactively adjusted to reflect the increase in authorized common stock and stock split.

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
Upon the closing of the IPO on July 6, 2020 (see above discussion), we redeemed all of the outstanding Series A Preferred Stock. In addition, we made the total make-whole payment of $205.2 million.
Prior to the redemption of the preferred stocks, we bifurcated embedded derivatives and assessed fair value each reporting date. Beginning in November 2019, we determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable before November 8, 2021. As a result we determined the fair value of the make-whole provision to be $172.4 million at December 31, 2019, which was included within "Other income (expense) - net" in the statement of operations and comprehensive income (loss) for the period from January 1, 2019 to December 31, 2019 (Successor) and reflected as "Make-whole derivative liability" within the consolidated balance sheet as of December 31, 2019. For the year ended December 31, 2020 up to redemption, we recorded a loss of $32.8 million within "Other income (expense) - net," related to the change of fair value during the period. The fair value was estimated using the with and without method and based on management’s estimate of probability of the triggering event associated with the make-whole derivative liability.

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

Reporting Segments
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the United Kingdom and Ireland ("U.K."), Nordics (Sweden, Norway, Denmark and Finland), DACH (Germany, Austria and Switzerland) and CEE (Central and Eastern Europe) countries ("Europe"), Greater China, India and indirectly through our Worldwide Network alliances ("WWN alliances").
All intercompany transactions and balances have been eliminated in consolidation.
Elimination of International Lag Reporting

Historically our consolidated financial statements which have a year-end of December 31, reflected results of subsidiaries outside of North America on a one-month lag with a year-end of November 30. Effective January 1, 2021, we eliminated the one-month reporting lag for our subsidiaries outside of North America and aligned the year-end for all subsidiaries to December 31. The elimination of this reporting lag represented a change in accounting principle, which the Company believes to be preferable as it provides investors with the most current information. This change in accounting policy was applied retrospectively to all periods since February 8, 2019 ("Successor periods") after the Take-Private Transaction. The Consolidated Balance Sheet as of December 31, 2020, the Consolidated Statement of Operations and Comprehensive Income (Loss), the Consolidated Statements of Cash Flows and the Consolidated Statements of Stockholder Equity (Deficit) for the year ended December 31, 2020 and the period from January 1, 2019 to December 31, 2019 (Successor) have been recast to reflect this change in accounting policy. The following table presents a summary of the changes to the results for the year ended December 31, 2020 and period from January 1, 2019 to December 31, 2019 (Successor):

	Revenue	Operating income (loss)	Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	Provision (benefit) for income taxes	Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.
Year ended December 31, 2020
As Reported	$1,738.1	$63.0	$(219.3)	$(110.5)	$(175.6)	$(0.48)	$(0.48)
Increase (Decrease)	0.6	(7.4)	(7.1)	(1.9)	(5.0)	(0.01)	(0.01)
As Revised	$1,738.7	$55.6	$(226.4)	$(112.4)	$(180.6)	$(0.49)	$(0.49)
Period from January 1, 2019 to December 31, 2019
As Reported	$1,413.9	$(220.0)	$(675.9)	$(118.2)	$(674.0)	$(2.14)	$(2.14)
Increase (Decrease)	25.1	(1.7)	(0.3)	(0.1)	(0.1)	—	—
As Revised	$1,439.0	$(221.7)	$(676.2)	$(118.3)	$(674.1)	$(2.14)	$(2.14)

The following table presents a summary of the changes to the assets, liabilities and equity:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	As Reported	Increase (Decrease)	As Revised
Total Assets as of December 31, 2020	$9,219.4	$0.9	$9,220.3
Total Liabilities as of December 31, 2020	$5,641.7	$(5.3)	$5,636.4
Total Equity as of January 1, 2020	$1,577.7	$(0.4)	$1,577.3
Total Equity as of December 31, 2020	$3,577.7	$6.2	$3,583.9

The following table presents a summary of the changes to the results of statement of cash flows for the year ended December 31, 2020 and period from January 1, 2019 to December 31, 2019:

	Net cash provided by (used in) operating activities	Net cash provided by (used in) investing activities	Net cash provided by (used in) financing activities
Year ended December 31, 2020:
As Reported	$195.6	$(134.3)	$189.3
Increase (Decrease)	9.9	0.5	(0.7)
As Revised	$205.5	$(133.8)	$188.6
Period from January 1, 2019 to December 31, 2019:
As Reported	$(63.0)	$(6,154.6)	$6,321.8
Increase (Decrease)	(7.5)	(2.1)	(0.1)
As Revised	$(70.5)	$(6,156.7)	$6,321.7
Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation.
Note 2 - Significant Accounting Policies
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

Restructuring Charges

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
We account for one-time termination benefits and contract terminations in accordance with ASC 420-10, which addresses financial accounting and reporting for costs associated with restructuring activities. Under ASC 420-10, we establish a liability for a cost associated with an exit or disposal activity, including severance and other lease costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.
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

Leases

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
In accordance with Topic 842, at the inception of a contract, we assess whether the contract is, or contains, a lease. A contract contains a lease if it conveys to us the right to control the use of property, plant and equipment (an identified asset). We control the identified asset if we have a right to substantially all the economic benefits from use of the asset and the right to direct its use for a period of time.
Most of our leases expire over the next eight years, with the majority expiring within two years. Leases may include options to early terminate the lease or renew at the end of the initial term. Generally, these lease terms do not affect the term of the lease because we are not reasonably certain that we will exercise our option.
We use the incremental borrowing rate to determine the present value of the lease payments because the implicit rate is generally not available to a lessee. We determine the incremental borrowing rate using an applicable reference rate (LIBOR or LIBOR equivalent or local currency swap rates) considering both currency and lease term, combined with our estimated borrowing spread for secured borrowings.
We recognize operating lease expense on a straight-line basis over the term of the lease. Lease payments may be fixed or variable. Only lease payments that are fixed, in-substance fixed or depend on a rate or index are included in determining the lease liability. Variable lease payments include payments made to the lessor for taxes, insurance and maintenance of the leased asset and are recognized as operating costs as incurred.
We apply certain practical expedients allowed by Topic 842. Lease payments for leases with an initial term of 12 months or less are not included in right of use assets or operating lease liabilities. Instead they are recognized as short term lease operating costs on a straight-line basis over the term. We have also elected not to separate lease and non-lease components for our office leases. We separate the lease components from the non-lease components using the relative standalone selling prices of each component for all our other leased asset classes. We estimate the standalone selling prices using observable prices, and if they are not available, we estimate the price. Non-lease components include maintenance and other services provided in the contract related to the leased asset. Non-lease components are recognized in accordance with other applicable accounting policies. See Note 7.
Prior to the adoption of Topic 842, we expensed the net fixed payments of operating leases on a straight-line basis over the lease term as required under the prior lease accounting standard ASC 840. Under the prior lease accounting standard, lease assets and liabilities were not required to be recognized.

Employee Benefit Plans
We provide various defined benefit plans to our employees as well as health care benefits to our retired employees. We use actuarial assumptions to calculate pension and benefit costs as well as pension assets and liabilities included in the consolidated financial statements. See Note 10.

Legal Contingencies

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

Cash and Cash Equivalents

We consider all investments purchased with an initial term from the date of purchase by the Company to maturity of three months or less to be cash equivalents. These instruments are stated at cost, which approximates fair value because of the short maturity of the instruments.

Accounts Receivable Trade and Contract Assets

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

Accounts Receivable Allowances

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

Expected credit losses are added to the accounts receivable allowance. Actual uncollectible account write-offs are recorded against the allowance. The Company adopted the new accounting standard on Financial Instruments - Credit Losses (Topic 326) effective January 1, 2020.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation, except for property, plant and equipment that have been impaired for which the carrying amount is reduced to the estimated fair value at the impairment date. Property, plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. Our recently acquired headquarters building and related site improvements are depreciated over a period of 53 years and 14 years, respectively. See Note 17. Equipment, including furniture, is depreciated over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

Computer Software

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

Computer software and deferred implementation costs are tested for impairment along with other long-lived assets (See Impairment of Long-Lived Assets below).

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment at least annually at December 31 and more often if an event occurs or circumstances change which indicate it is more likely than not that fair value is less than carrying amount. If a qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit or an indefinite-lived intangible asset exceeds its estimated fair value, an additional quantitative evaluation is performed. The annual impairment tests of goodwill and indefinite-lived intangible assets may be completed through qualitative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
assessments. We may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test for goodwill or indefinite-lived intangible assets in any period. We may resume the qualitative assessment for any reporting unit or indefinite-lived intangible asset in any subsequent period.

Goodwill
We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment which is a business and for which discrete financial information is available and reviewed by a segment manager. Our reporting units are Finance & Risk and Sales & Marketing within the North America segment, and U.K., Europe, Greater China, India and our WWN alliances within the International segment.
For the qualitative goodwill impairment test, we analyze actual and projected reporting unit growth trends for revenue and profits, as well as historical performance. We also assess critical factors that may have an impact on the reporting units, including macroeconomic conditions, market-related exposures, regulatory environment, cost factors, changes in the carrying amount of net assets, any plans to dispose of all or part of the reporting unit, and other reporting unit specific factors such as changes in key personnel, strategy, customers or competition. In addition, we assess whether the market value of the Company compared to the book amounts are indicative of an impairment.
For the quantitative goodwill impairment test, we determine the fair value of our reporting units based on the market approach and also in certain instances using the income approach to further validate our results. Under the market approach, we estimate the fair value based on market multiples of current year EBITDA for each individual reporting unit. We use judgment in identifying the relevant comparable company market multiples (e.g., recent divestitures or acquisitions, facts and circumstances surrounding the market, dominance, growth rate, etc.). For the income approach, we use the discounted cash flow method to estimate the fair value of a reporting unit. The projected cash flows are based on management’s most recent view of the long-term outlook for each reporting unit. Factors specific to each reporting unit could include revenue growth, profit margins, terminal value, capital expenditure projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management.
An impairment charge is recorded if a reporting unit’s carrying value exceeds its fair value. The impairment charge is also limited to the amount of goodwill allocated to the reporting unit. An impairment charge, if any, is recorded as an operating cost in the period that the impairment is identified.
For 2021, 2020 and 2019, we performed qualitative tests for each of our reporting units and the results of our tests indicated that it was not more likely than not that the goodwill in any reporting unit was impaired.
See Note 18 to the consolidated financial statements for further detail on goodwill by segment.
Indefinite-Lived Intangible Assets
Under the qualitative approach, we perform impairment tests for indefinite-lived intangible assets based on macroeconomic and market conditions, industry considerations, overall performance and other relevant factors. If we elect to bypass the qualitative assessment for any indefinite-lived intangible asset, or if a qualitative assessment indicates it is more likely than not that the estimated carrying amount of such asset exceeds its fair value, we proceed to a quantitative approach.
Under the quantitative approach, we estimate the fair value of the indefinite-lived intangible asset and compare it to its carrying value. An impairment loss is recognized if the carrying value exceeds the fair value. The estimated fair value is determined primarily using income approach based on the expected present value of the projected cash flows of the assets.
Our indefinite-lived intangible assets are primarily related to the Dun & Bradstreet trade name which was recognized in connection with the Take-Private Transaction. As a result of the impairment tests performed using quantitative approach, no impairment charges for indefinite-lived intangible assets have been recognized for the years ended December 31, 2021 and 2020, the period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor).
Definite-Lived Intangible Assets
Other amortizable intangible assets are recognized in connection with acquisitions. They are amortized over their respective useful life, based on the timing of the benefits derived from each of the intangible assets. Definite-lived intangible assets are also assessed for impairment. Below is a summary of weighted average amortization period for intangible assets at December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Weighted average amortization period (years)
Intangible assets:
Reacquired right	15
Database	17
Customer relationships	17
Technology	10
Partnership agreements	14
Trademark	2

Impairment of Long-Lived Assets

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

Income Taxes

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

Foreign Currency Translation

For all operations outside the United States where the local currency is the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using monthly average exchange rates. For those countries where the local currency is the functional currency, translation adjustments are accumulated in a separate component of stockholder equity. Foreign currency transaction gains and losses are recognized in earnings in the consolidated statement of operations and comprehensive income (loss). We recorded net foreign currency transaction losses of $5.2 million, gains of $7.1 million, losses of $16.1 million and losses of $0.8 million for the years ended December 31, 2021 and 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively.

Earnings Per Share ("EPS") of Common Stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of our outstanding stock incentive awards. In the case of a net loss, the dilutive effect of the awards outstanding are not included in the computation of the diluted loss per share as the effect of including these shares in the calculation would be anti-dilutive. The dilutive effect of awards outstanding under the stock incentive plans reflected in diluted earnings per share was calculated under the treasury stock method.

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

Financial Instruments

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

Fair Value Measurements

We account for certain assets and liabilities at fair value, including purchase accounting applied to assets and liabilities acquired in a business combination and long-lived assets that are written down to fair value when they are impaired. We use the acquisition method of accounting for all business combinations. This method requires us to allocate the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including intangible assets and technology acquired. The excess of the purchase consideration over the fair value of assets acquired and liabilities assumed is recorded as goodwill.We define fair value as the exchange price that would be received for an asset or paid to transfer a liability (in either case an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. The determination of fair value often requires us to make significant estimates and assumptions such as determining an appropriate discount rate that factors in both risk and liquidity premiums, identifying the similarities and differences in market transactions, weighting those differences accordingly and then making the appropriate adjustments to those market transactions to reflect the risks specific to our assets and liabilities being valued. Other significant assumptions include us projecting future cash flows related to revenues and expenses based on our business plans and outlook which can be significantly impacted by our future growth opportunities, general market environment and geographic sentiment. We may use third-party valuation consultants to assist in the determination of such estimates. Accordingly, the estimates presented herein may not necessarily be indicative of amounts we could realize in a current market sale.
Note 3 -- Recent Accounting Pronouncements

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

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The amendments require an acquirer to recognize and measure contract assets and contract liabilities in a business combination based on the guidance of ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" rather than fair value. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption of this ASU is permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. We early adopted this update during the fourth quarter of 2021. As a result of the adoption of this update, no fair value adjustments were made to the acquired deferred revenue balances for acquisitions completed in 2021. See Note 16 to the consolidated financial statements for further detail.
Note 4 -- Revenue
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021 is as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
Future revenue	$1,283.7	$592.3	$326.1	$159.7	$116.9	$299.4	$2,778.1

The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Timing of Revenue Recognition

	Successor			Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Revenue recognized at a point in time	$931.8	$762.7	$731.4	$91.4
Revenue recognized over time	1,233.8	976.0	707.6	87.3
Total revenue recognized	$2,165.6	$1,738.7	$1,439.0	$178.7

Contract Balances

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	At December 31, 2021	At December 31, 2020	At December 31, 2019
Accounts receivable, net	$401.7	$319.3	$272.2
Short-term contract assets (1)	$3.4	$0.7	$1.0
Long-term contract assets (2)	$9.1	$3.8	$2.5
Short-term deferred revenue	$569.4	$477.2	$473.4
Long-term deferred revenue (3)	$13.7	$14.6	$5.8
(1) Included within other current assets in the consolidated balance sheet
(2) Included within other non-current assets in the consolidated balance sheet
(3) Included within other non-current liabilities in the consolidated balance sheet

The increase in deferred revenue of $91.3 million from December 31, 2020 to December 31, 2021 was primarily due to cash payments received or due in advance of satisfying our performance obligations, and the acquisition of Bisnode, largely offset by approximately $428.9 million of revenue recognized that was included in the deferred revenue balance at December 31, 2020. See Note 16 for further discussion with regard to the acquisition of Bisnode.

The increase in contract assets of $8.0 million from December 31, 2020 to December 31, 2021 was primarily due to new contract assets recognized, net of new amounts reclassified to receivables during 2021, largely offset by $2.1 million of contract assets included in the balance at December 31, 2020 that were reclassified to receivables when they became unconditional.

The increase in deferred revenue of $12.6 million from December 31, 2019 to December 31, 2020 was primarily due to cash payments received or due in advance of satisfying our performance obligations, largely offset by approximately $477.1 million of revenue recognized that were included in the deferred revenue balance at December 31, 2019, net of the purchase accounting fair value adjustment as a result of our Take-Private Transaction in February 2019.

The increase in contract assets of $1.0 million from December 31, 2019 to December 31, 2020 was primarily due to new contract assets recognized, net of new amounts reclassified to receivables during 2020, largely offset by $3.0 million of contract assets included in the balance at January 1, 2020 that were reclassified to receivables when they became unconditional.

See Note 18 for a schedule providing a further disaggregation of revenue.
Assets Recognized for the Costs to Obtain a Contract
Commission assets, net of accumulated amortization included in deferred costs in the consolidated balance sheet, was $116.1 million and $83.8 million as of December 31, 2021 and December 31, 2020, respectively.
The amortization of commission assets reflected in selling and administrative expenses within the consolidated income statement, is as follows:

Period	Amortization
Year ended December 31, 2021 (Successor)	$27.1
Year ended December 31, 2020 (Successor)	$17.0
Period from January 1 to December 31, 2019 (Successor)	$4.7
Period from January 1 to February 7, 2019 (Predecessor)	$3.2
Note 5 -- Restructuring Charges

We incurred restructuring charges (which generally consist of employee severance and termination costs, and contract terminations). These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
We recorded a restructuring charge of $25.1 million for the year ended December 31, 2021. This charge consists of:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
•Severance costs of $18.9 million under ongoing benefit arrangements. Approximately 190 employees were impacted. Most of the employees impacted exited the Company by the end of 2021. The cash payments for these employees will be substantially completed by the end of the first quarter of 2022; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $6.2 million.
We recorded a restructuring charge of $37.3 million for the year ended December 31, 2020. This charge consists of:

•Severance costs of $9.9 million under ongoing benefit arrangements. Approximately 165 employees were impacted. Most of the employees impacted exited the Company by the end of 2020. The cash payments for these employees were substantially completed by the end of the second quarter of 2021; and

•Contract termination, impairment of right of use assets and other exit costs, including those to consolidate or close facilities of $27.4 million.
We recorded a restructuring charge of $52.3 million for the year ended December 31, 2019 (Successor) and $0.1 million for the period from January 1, 2019 to February 7, 2019 (Predecessor). These charges consist of:

•Severance costs of $36.6 million (Successor) and $0.1 million (Predecessor) under ongoing benefit arrangements. Approximately 540 employees were impacted and exited the Company by the end of 2019. The cash payments for these employees were substantially completed by the end of the first quarter of 2020; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $15.7 million (Successor).

The following table sets forth the restructuring reserves and utilization:

	Severance and termination	Contract termination and other exit costs	Total
Predecessor:
Balance as of December 31, 2018	$4.7	$2.9	$7.6
Charge taken from January 1 to February 7, 2019	0.1	—	0.1
Payments made through February 7, 2019	(1.6)	(0.5)	(2.1)
Reclassification related to leases pursuant to the adoption of Topic 842	—	(2.4)	(2.4)
Balance remaining as of February 7, 2019	$3.2	$—	$3.2

Successor:
Balance as of December 31, 2018	$—	$—	$—
Impact of purchase accounting	3.2	—	3.2
Charge taken during 2019 (1)	36.6	12.2	48.8
Payments and other adjustments made during 2019	(34.0)	(7.7)	(41.7)
Balance remaining as of December 31, 2019	$5.8	$4.5	$10.3
Charge taken during 2020 (1)	9.9	5.9	15.8
Payments made during 2020	(13.1)	(3.3)	(16.4)
Balance remaining as of December 31, 2020	$2.6	$7.1	$9.7
Charge taken during 2021 (1)	18.9	—	18.9
Payments made during 2021	(16.8)	(3.8)	(20.6)
Balance remaining as of December 31, 2021	$4.7	$3.3	$8.0
(1)Balance excludes charges accounted for under Topic 842. See Note 7 "Leases" for further discussion.
Note 6 -- Notes Payable and Indebtedness

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Our borrowings are summarized in the following table:

		At December 31, 2021			At December 31, 2020
	Maturity	Principal amount	Debt issuance costs and discount*	Carrying value	Principal amount	Debt issuance costs and discount*	Carrying value
Debt maturing within one year:
Term loan facility (1)		$28.1	$—	$28.1	$25.3	$—	$25.3
Total short-term debt		$28.1	$—	$28.1	$25.3	$—	$25.3

Debt maturing after one year:
Term loan facility (1)	February 8, 2026	$2,754.8	$64.5	$2,690.3	$2,485.7	$77.1	$2,408.6
Revolving facility (1) (2)	September 11, 2025	160.0	—	160.0	—	—	—
5.000% Senior unsecured notes (1)	December 15, 2029	460.0	6.8	453.2	—	—	—
6.875% Senior secured notes (1)	August 15, 2026	420.0	6.8	413.2	420.0	8.2	411.8
10.250% Senior unsecured notes (1)	Fully paid off in December 2021	—	—	—	450.0	14.6	435.4
Total long-term debt		$3,794.8	$78.1	$3,716.7	$3,355.7	$99.9	$3,255.8
Total debt		$3,822.9	$78.1	$3,744.8	$3,381.0	$99.9	$3,281.1
*Represents the unamortized portion of debt issuance costs and discounts.
(1) The 5.000% Senior Unsecured Notes, the Senior Secured Credit Facilities, the 6.875% Senior Secured and the 10.250% Unsecured Notes contain certain covenants that limit our ability to incur additional indebtedness and guarantee indebtedness, create liens, engage in mergers or acquisitions, sell, transfer or otherwise dispose of assets, pay dividends and distributions or repurchase capital stock, prepay certain indebtedness and make investments, loans and advances. We were in compliance with these non-financial covenants at December 31, 2021 and December 31, 2020.
(2) The Revolving Facility contains a springing financial covenant requiring compliance with a maximum ratio of first lien net indebtedness to consolidated EBITDA of 6.75. The financial covenant applies only if the aggregate principal amount of borrowings under the Revolving Facility and certain outstanding letters of credit exceeds 35% of the total amount of commitments under the Revolving Facility on the last day of any fiscal quarter. The financial covenant did not apply at December 31, 2021 and December 31, 2020.

Successor Debt

On August 8, 2018, a consortium of investors formed a Delaware limited partnership, Star Parent, L.P. and Star Merger Sub, Inc. ("Merger Sub"), and subsequently formed subsidiaries including Dun & Bradstreet Holdings, Inc., Star Intermediate II, LLC and Star Intermediate III, LLC. Also on August 8, 2018, Dun & Bradstreet entered into an Agreement and Plan of Merger (the "Merger Agreement") with Star Parent, L.P. and Merger Sub. On February 8, 2019, pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Dun & Bradstreet with Dun & Bradstreet continuing as the surviving corporation. The transaction is referred to as the "Take-Private Transaction." In connection with the Take-Private Transaction on February 8, 2019, the Company entered into a credit agreement governing its Senior Secured Credit Facilities (the "Senior Secured Credit Facilities"). The Senior Secured Credit Facilities provided for (i) a seven year senior secured term loan facility in an aggregate principal amount of $2,530 million (the "Term Loan Facility:); (ii) a five year senior secured revolving credit facility in an aggregate principal amount of $400 million (the "Revolving Facility"); and (iii) a 364-day repatriation bridge facility in an aggregate amount of $63 million (the "Repatriation Bridge Loan"). The closing of the Senior Secured Credit Facilities was conditional on the redemption of the Predecessor debt. Also on February 8, 2019, Merger Sub, which was merged into Dun & Bradstreet upon the closing of the Take-Private Transaction, issued $700 million in aggregate principal amount of 6.875% Senior Secured Notes due 2026 and $750 million in aggregate principal amount of 10.250% Senior Unsecured Notes due 2027. Together with the equity contributions from the investors, the proceeds from these financing transactions were used to (i) finance and consummate the Take-Private Transaction and other transactions, including to fund non-qualified pension and deferred compensation plan obligations; (ii) repay in full all outstanding indebtedness under the Company's then-existing senior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
secured credit facilities; (iii) fund the redemption and discharge of all of the Company’s then-existing senior notes; and (iv) pay related fees, costs, premiums and expenses in connection with these transactions.
Initial debt issuance costs of $31.6 million and $17.9 million related to the 10.250% Senior Unsecured Notes and the 6.875% Senior Secured Notes, respectively, were recorded as a reduction of the carrying amount of the notes and amortized over the contractual term of the notes. The Senior Secured Notes and the Senior Unsecured Notes may be redeemed at our option, in whole or in part, following specified events and on specified redemption dates and at the redemption prices specified in the indenture governing the Senior Secured Notes and the Senior Unsecured Notes.
On July 6, 2020, we completed an IPO and concurrent private placement (see Note 1) and received gross proceeds from the transaction of $2,381.0 million. In connection with the IPO and concurrent private placement, we repaid $300 million in aggregate principal amount of our 10.250% Senior Unsecured Notes on July 6, 2020. As a result, the associated deferred debt issuance costs and discount of $10.5 million were written off. In addition, we were required to pay a premium of $30.8 million related to the repayment, for which we recorded an expense. Both were accrued and reflected within “Non-operating income (expense) – net” for the year ended December 31, 2020. The remaining debt issuance costs of $15.7 million continue to be amortized over the remaining term of the notes through the date of the full redemption (see discussion below).
On September 26, 2020, we repaid $280 million in aggregate principal amount of our 6.875% Senior Secured Notes. As a result, the associated deferred debt issuance costs and discount of $5.7 million were written off. In addition, we were required to pay a premium of $19.3 million related to the repayment, for which we recorded an expense. Both were recorded within “Non-operating income (expense)-net” for the year ended December 31, 2020. The remaining debt issuance costs of $8.6 million continue to be amortized over the remaining term of the notes.
On December 20, 2021, we issued $460 million in aggregate principal amount of 5.000% Senior Unsecured Notes due December 15, 2029. The proceeds from the issuance of Senior Unsecured Notes and cash on hand were used to fund the full redemption of the $450 million in aggregate principal amount of our 10.250% Senior Unsecured Notes due 2027, inclusive of an early redemption premium of $29.5 million, accrued interest and other fees and expenses. As a result of the redemption, we recorded a loss on debt extinguishment of $42.0 million as the difference between the settlement payments of $479.5 million and the carrying amount of the debt of $437.5 million, including unamortized debt issuance costs of $12.5 million. The loss was recorded within “Non-operating income (expense)-net” for the year ended December 31, 2021. Initial debt issuance costs of $6.9 million related to the 5.000% Senior Unsecured Notes were recorded as a reduction of the carrying amount of the notes and will be amortized over the contractual term of the notes.

Senior Secured Credit Facilities

Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin over a LIBOR rate for the interest period relevant to such borrowing, subject to interest rate floors, and they are secured by substantially all of the Company’s assets. The debt issuance costs of $62.1 million and discount of $50.6 million related to the Term Loan facility were recorded as a reduction of the carrying amount of the Term Loan Facility and are being amortized over the term of the facility. Initial debt issuance costs of $9.6 million related to the Revolving Facility were included in "Other non-current assets" on the consolidated balance sheet and amortized over the term of the Revolving Facility.
Other details of the Senior Secured Credit Facilities:
•As required by the credit agreement, beginning June 30, 2020, the principal amount of the Term Loan Facility is being paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026. The margin to LIBOR was 500 basis points initially. On February 10, 2020, an amendment was made to the credit agreement, specifically related to the Term Loan Facility, which reduced the margin to LIBOR to 400 basis points. The maturity date for the Term Loan Facility remains February 8, 2026 and no changes were made to the financial covenants or scheduled amortization. In connection with the term loan repricing, we incurred $0.8 million of third-party fees and wrote off $6.2 million of deferred debt issuance costs and discount related to changes in syndicated lenders. Both were recorded within “Other income (expense)-net” for the year ended December 31, 2020. Subsequent to the IPO transaction, the spread was further reduced by 25 basis points to 375 basis points. On January 27, 2021, the spread was reduced by 50 basis points to 325 basis points. The interest rate associated with the outstanding balances of the Term Loan Facility at December 31, 2021 and December 31, 2020 were 3.352% and 3.898%, respectively.
•The margin to LIBOR for borrowings under the Revolving Facility was 350 basis points initially. Subsequent to the IPO transaction, the spread was reduced by 25 basis points to 325 basis points, subject to a ratio-based pricing grid. The aggregate amount available under the Revolving Facility is $850 million. The available borrowing under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Revolving Facility at December 31, 2021 was $690 million and the interest rate associated with the outstanding balance of the Revolving Facility at December 31, 2021 was 3.104%. There was no outstanding balance at December 31, 2020.
•The Repatriation Bridge Facility matured on February 7, 2020. Debt issuance costs of $1.5 million were recorded as a reduction of the carrying amount of the Repatriation Bridge Facility and were amortized over the term of the Repatriation Bridge Facility. The margin to LIBOR was 350 basis points. The outstanding balance of the Repatriation Bridge Facility was fully repaid in February 2020.
On September 11, 2020, we amended our credit agreement dated February 8, 2019, specifically related to the Revolving Facility. The amendment increases the aggregate amount available under the Revolving Facility from $400 million to $850 million, and resets the Revolving Facility maturity date, from February 8, 2024, to September 11, 2025. As a result of the amendment, we wrote off $0.8 million deferred debt issuance costs related to changes in syndication lenders and reported within “Non-operating income (expense) – net” for the year ended December 31, 2020. The remaining deferred debt issuance costs of together with the additional issuance costs of $1.7 million incurred in connection with the amendment, are being amortized over the new five-year term.
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
Below table sets forth the scheduled maturities and interest payments for our total debt outstanding as of December 31, 2021, plus the Incremental Term Loan of $460 million established on January 18, 2022 (see Note 22):

	2022 (a)	2023	2024	2025	2026	Thereafter	Total
Debt principal outstanding as of December 31, 2021	$448.1	$28.1	$28.1	$188.1	$2,670.5	$460.0	$3,822.9
Interest associated with debt outstanding as of December 31, 2021 (b)	149.4	119.9	119.0	116.6	32.4	69.0	606.3

Incremental Term Loan - Principal (c)	3.5	4.6	4.6	4.6	4.6	438.1	460.0
Incremental Term Loan - Interest (c)	15.2	15.0	14.9	14.7	14.6	29.4	103.8
Total debt and interest	$616.2	$167.6	$166.6	$324.0	$2,722.1	$996.5	$4,993.0
(a)Amounts reflect the redemption of the $420 million 6.875% Senior Secured Notes (see Note 22).
(b)Includes $28.6 million in 2022 of which $16.3 million related to payment for early redemption premium and $12.3 million related to payment for accrued interest for the 6.875% Senior Secured Notes.
(c)Amounts reflect the Incremental Term Loan of $460 million established on January 18, 2022 (see Note 22).

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
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $13.5 million at December 31, 2021 and $5.9 million at December 31, 2020.
On March 30, 2021, we entered into three-year interest rate swaps with an aggregate notional amount of $1 billion. The interest rate swaps under the April 20, 2018 agreement expired on April 27, 2021. The objective of the swaps is to mitigate the variation of future cash flows from changes in the floating interest rates on our existing debt. See further discussion in Note 13 to our consolidated financial statements.
Note 7 — Leases

Effective January 1, 2019, we adopted Topic 842. We recognized $91.9 million and $112.9 million of existing operating leases as right of use assets and lease liabilities, respectively, effective January 1, 2019.

The right of use assets and lease liabilities included in our balance sheet are as follows:

	December 31, 2021	December 31, 2020
Right of use assets included in other non-current assets	$71.9	$64.8
Short-term operating lease liabilities included in other accrued and current liabilities	$26.0	$23.4
Long-term operating lease liabilities included in other non-current liabilities	59.4	62.5
Total operating lease liabilities	$85.4	$85.9
We recognized $33.6 million for both right of use assets and lease liabilities related to new operating leases for the year ended December 31, 2021, primarily related to acquired assets in connection with acquisitions during 2021.
The operating lease cost, supplemental cash flow and other information, and maturity analysis for leases is as follows:

	Successor			Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Operating lease costs	$28.1	$26.9	$24.6	$2.8
Variable lease costs	5.1	3.1	3.9	1.0
Short-term lease costs	1.6	0.4	0.2	—
Sublease income	(2.4)	(0.8)	(0.7)	(0.1)
Total lease costs	$32.4	$29.6	$28.0	$3.7
We recorded impairment charge of $1.9 million and $17.5 million for the years ended December 31, 2021 and 2020, respectively, primarily as a result of our decision to shift our workforce model to working remotely in the United States and certain international markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Cash paid for operating leases is included in operating cash flows and was $36.8 million, $28.1 million, $23.7 million and $5.9 million for the years ended December 31, 2021 and 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor) and for the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively.
The maturity analysis for operating lease liabilities is as follows:

December 31, 2021
2022	$29.7
2023	20.5
2024	15.4
2025	13.1
2026	9.5
Thereafter	7.2
Undiscounted cash flows	$95.4
Less imputed interest	10.0
Total operating lease liabilities	$85.4

Other supplemental information on remaining lease term and discount rate is as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)	4.3	4.7
Weighted average discount rate	5.0%	5.5%

Note 8 -- Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation and regulatory matters related to our operations, such as claims brought by our clients in connection with commercial disputes, defamation claims by subjects of our reporting, and employment claims made by our current or former employees, some of which include claims for punitive or exemplary damages. Our ordinary course litigation may also include class action lawsuits, which make allegations related to various aspects of our business. From time to time, we are also subject to regulatory investigations or other proceedings by state and federal regulatory authorities as well as authorities outside of the U.S., some of which take the form of civil investigative demands or subpoenas. Some of these regulatory inquiries may result in the assessment of fines for violations of regulations or settlements with such authorities requiring a variety of remedies. We believe that none of these actions depart from customary litigation or regulatory inquiries incidental to our business.
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
Federal Trade Commission Investigation
On April 10, 2018, the Federal Trade Commission (the "FTC" or the "Commission") issued a Civil Investigative Demand (“CID”) to Dun & Bradstreet, Inc. ("D&B Inc.," a wholly-owned subsidiary of the Company) related to an investigation by the FTC into potential violations of Section 5 of the Federal Trade Commission Act (the "FTC Act"), primarily concerning our credit managing and monitoring products such as CreditBuilder. D&B Inc. completed its response to the CID in November 2018. On May 28, 2019, the FTC staff informed D&B Inc. that it believes that certain of D&B’s practices violated Section 5 of the FTC Act, and informed D&B Inc. that it had been given authority by the FTC’s Bureau of Consumer Protection to engage in consent negotiations. Following discussions between the Company and the FTC staff, on September 9, 2019, the FTC issued a second CID seeking additional information, data and documents. The Company completed its response to the second CID in April 2020. In a letter dated March 2, 2020, the FTC staff identified areas of interest related to the CIDs and we completed our responses to the letter on April 7, 2020. On April 20, 2020, the FTC and D&B Inc. entered a tolling agreement with respect to potential claims related to the subject matter of the investigation. On February 23, 2021, the FTC staff provided D&B Inc. with a draft complaint and consent order outlining its allegations and the forms of relief sought, and advised that it had been given authority to engage in consent negotiations. Following consent negotiations, on September 21, 2021, D&B Inc. agreed to enter in an Agreement Containing Consent Order ("Consent Agreement"). On January 13, 2022, the FTC informed the Company that the Commission had voted to accept the Consent Agreement. On January 19, 2022, the Consent Agreement was published in the Federal Register, triggering a 30-day public comment period that ended on February 18, 2022. The Consent Agreement remains subject to final approval by the Commission following the public comment period.
In accordance with ASC 450, an amount in respect of this matter was accrued in the consolidated financial statements during the first quarter of 2021. The amount of any loss has not been fully determined, and it is possible that the amount could exceed the amount accrued and that the amount of such additional loss could be material.
DeBose v. Dun & Bradstreet Holdings, Inc., No. 2:22-cv-00209-ES-CLW (D.N.J.)

On January 17, 2022, Plaintiff Rashad DeBose filed a Class Action Complaint against the Company, alleging that the Company used the purported class members’ names and personas to promote paid subscriptions to the Company’s Hoovers product website without consent, in violation of the Ohio right of publicity statute and Ohio common law prohibiting misappropriation of a name or likeness. As this matter was recently filed and the Company is in the very early stages of investigating this matter, the Company has not yet completed its evaluation of the claims or its defenses.

In accordance with ASC 450 Contingencies, similar to what is stated above, as the Company is in the very early stage of investigating the claims, we therefore have no basis to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.

Note 9 -- Income Taxes

Income (loss) before provision for income taxes consisted of:

	Successor			Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
U.S.	$(266.0)	$(401.1)	$(810.8)	$(131.7)
Non-U.S	220.8	174.7	134.6	28.9
Income (loss) before provision for income taxes and equity in net income of affiliates	$(45.2)	$(226.4)	$(676.2)	$(102.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Successor			Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Current tax provision:
U.S. Federal	$56.9	$(29.9)	$(0.3)	$(11.1)
State and local	13.8	7.2	1.6	(3.4)
Non-U.S.	40.1	28.0	15.7	4.8
Total current tax provision	$110.8	$5.3	$17.0	$(9.7)
Deferred tax provision:
U.S. Federal	$(92.6)	$(100.7)	$(109.8)	$(14.8)
State and local	15.1	(16.9)	(23.5)	(3.0)
Non-U.S.	(9.9)	(0.1)	(2.0)	—
Total deferred tax provision	$(87.4)	$(117.7)	$(135.3)	$(17.8)
Provision (benefit) for income taxes	$23.4	$(112.4)	$(118.3)	$(27.5)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes:

	Successor			Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
State and local taxes, net of U.S. Federal tax benefits (1)	(58.0)	5.7	3.4	7.0
Nondeductible charges (2)	(5.3)	(1.2)	(3.7)	(1.4)
Change in fair value of make-whole derivative liability (3)	—	(3.0)	(5.4)	—
U.S. taxes on foreign income	(9.5)	(0.9)	(0.4)	(0.2)
Non-U.S. taxes (6)	23.2	3.6	1.4	1.2
Valuation allowance	(2.9)	(0.2)	4.0	—
Legacy transaction costs (4)	—	—	—	6.8
Interest	0.5	(0.2)	(0.1)	—
Tax credits and deductions (6)	30.4	6.7	1.8	0.5
Tax contingencies related to uncertain tax positions (4)	0.7	(0.8)	(0.4)	(8.2)
GILTI tax (6)	(51.6)	(8.2)	(4.4)	—
CARES Act (5)	—	25.5	—	—
Other	(0.3)	1.6	0.3	—
Effective tax rate	(51.8)%	49.6%	17.5%	26.7%
(1)The impact for 2021 reflects the impact of state apportionment changes to our net U.S. deferred taxes as a result of our corporate headquarter move.
(2)The impact for 2021 reflects non-deductible compensation costs. The impact for 2020 reflects non-deductible transaction costs associated with our Initial Public Offering in July 2020. The impact for the 2019 Successor and Predecessor periods reflects non-deductible transaction costs associated with the Take-Private Transaction.
(3)The impact was due to the non-deductible mark to market expense for tax purposes. The change in fair value of make-whole derivative liability expense was associated with the make-whole provision liability for the Series A Preferred Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
(4)The impact for the Predecessor period from January 1 to February 8, 2019 was primarily related to deductible legacy transaction costs incurred in predecessor historical periods.
(5)The impact was due to the CARES Act which was signed into law on March 27, 2020. Among other provisions, the law provides that net operating losses arising in a tax year beginning in 2018, 2019, or 2020 can be carried back five years.
(6)Primarily due to the impact of lower consolidated pre-tax loss for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Income taxes paid were $81.9 million, $118.2 million, $34.8 million and $3.3 million for the years ended December 31, 2021 and 2020 (Successor), the period from January 1 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. Income taxes refunded were $69.2 million, $1.3 million, $0.5 million and less than $0.1 million for the years ended December 31, 2021 and 2020 (Successor), the period from January 1 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively.
Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2021	2020
Deferred tax assets:
Operating losses	$69.3	$63.9
Interest expense carryforward	121.4	93.5
Restructuring charges	3.6	2.3
Bad debts	5.3	4.9
Accrued expenses	15.4	9.3
Capital loss and credit carryforwards	15.7	14.0
Pension and postretirement benefits	30.9	70.8
ASC 842 - Lease liability	4.9	18.3
Other	11.4	9.2
Total deferred tax assets	$277.9	$286.2
Valuation allowance	(39.4)	(36.6)
Net deferred tax assets	$238.5	$249.6
Deferred tax liabilities:
Intangibles	$(1,417.5)	$(1,319.6)
Foreign exchange	—	(6.3)
Fixed assets	(5.1)	—
ASC 842 - ROU asset	(3.2)	(16.2)
Other	(1.4)	—
Total deferred tax liabilities	$(1,427.2)	$(1,342.1)
Net deferred tax (liabilities) assets	$(1,188.7)	$(1,092.5)
On December 22, 2017, the 2017 Act was signed into law in the U.S. Among other significant changes, the 2017 Act reduced the statutory federal income tax rate for U.S. corporate taxpayers from a maximum of 35 percent to 21 percent and required the deemed repatriation of foreign earnings not previously subject to U.S. taxation. As a result of the enactment of the 2017 Act, we no longer assert indefinite reinvestment for any historical unrepatriated earnings through December 31, 2017. We intend to reinvest indefinitely all earnings from our China and India subsidiaries earned after December 31, 2017 and therefore have not provided for deferred income and foreign withholding taxes related to these jurisdictions.
We have federal, state and local, and foreign tax loss carryforwards, the tax effect of which was $69.3 million as of December 31, 2021. Of the $69.3 million, $38.5 million have an indefinite carry-forward period with the remainder of $30.8 million expiring at various times between 2022 and 2041. Additionally, we have non-U.S. capital loss carryforwards. The associated tax effect was $13.3 million and $10.2 million as of December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
We have established valuation allowances against certain U.S. state and non-U.S. net operating losses and capital loss carryforwards in the amounts of $38.8 million and $36.1 million as of December 31, 2021 and 2020, respectively. In our opinion, certain U.S. state and non-U.S. net operating losses and capital loss carryforwards are more likely than not to expire before we can utilize them.
We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service (“IRS”) for years prior to 2018. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2018. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2015.
The following is a reconciliation of the gross unrecognized tax benefits:

Predecessor:
Gross unrecognized tax benefits as of December 31, 2018	$5.4
Additions for current year’s tax positions	8.9
Gross unrecognized tax benefits as of February 7, 2019	$14.3

Successor:
Gross unrecognized tax benefits as of January 1, 2019	$—
Impact of purchase accounting	14.3
Additions for current year’s tax positions	5.3
Settlements with taxing authority	(1.6)
Reduction in prior years’ tax positions	(0.1)
Reduction due to expired statute of limitations (1)	(0.8)
Gross unrecognized tax benefits as of December 31, 2019	$17.1
Additions for current year’s tax positions	2.3
Increase in prior years’ tax positions	0.3
Reduction due to expired statute of limitations (2)	(0.8)
Gross unrecognized tax benefits as of December 31, 2020	$18.9
Additions for current year’s tax positions	0.5
Increase in prior years’ tax positions	0.6
Settlements with taxing authority	(0.4)
Reduction due to expired statute of limitations (3)	(1.0)
Gross unrecognized tax benefits as of December 31, 2021	$18.6

(1)The decrease was primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2015 tax year.
(2)The decrease was primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2016 tax year.
(3)The decrease was primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2017 tax year.

The amount of gross unrecognized tax benefits of the $18.6 million that, if recognized, would impact the effective tax rate is $17.9 million, net of tax benefits.
We recognize accrued interest expense related to unrecognized tax benefits in the Provision (Benefit) for Income Taxes line in the consolidated statement of operations and comprehensive income (loss). The total amount of interest expense, net of tax benefits, recognized for the years ended December 31, 2021 and 2020 (Successor), the period from January 1 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor) was $0.8 million, $0.6 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
$0.3 million and $0.1 million, respectively. The total amount of accrued interest as of December 31, 2021 and 2020 was $1.3 million and $0.7 million, respectively.
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
As a result of the elimination of the one-month lag reporting for the subsidiaries outside of North America, we remeasured our pension plans in the international markets based on measurement dates as of December 31, 2020 and 2019. The remeasurement had no material impact on the financial results for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Benefit Obligation and Plan Assets
The following table sets forth the changes in our benefit obligations and plan assets for our pension and postretirement plans. The table also presents the line items in the consolidated balance sheet where the related assets and liabilities are recorded:

	Pension plans		Postretirement benefit obligations
	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2021	Year ended December 31, 2020
Change in benefit obligation:
Benefit obligation at beginning of year	$(1,900.3)	$(1,770.3)	$(1.6)	$(2.0)
Service cost	(5.2)	(1.8)	—	—
Interest cost	(27.4)	(42.2)	—	—
Benefits paid	94.1	86.8	0.2	0.8
Acquisitions	(87.4)	—	—	—
Plan amendment	0.3
Settlement	0.1	7.7	—	—
Plan participants' contributions	(0.9)	(0.1)	—	(0.1)
Actuarial (loss) gain	85.3	(168.9)	0.1	(0.3)
Effect of changes in foreign currency exchange rates	9.0	(11.5)	—	—
Benefit obligation at end of year	$(1,832.4)	$(1,900.3)	$(1.3)	$(1.6)
Change in plan assets:
Fair value of plan assets at beginning of year	$1,620.4	$1,570.9	$—	$—
Actual return on plan assets	143.7	128.0	—	—
Acquisitions	22.0	—	—	—
Employer contributions	7.5	5.3	0.2	0.7
Plan participants' contributions	0.9	0.1	—	0.1
Benefits paid	(94.1)	(86.8)	(0.2)	(0.8)
Settlement	—	(7.7)	—	—
Effect of changes in foreign currency exchange rates	(4.0)	10.6	—	—
Fair value of plan assets at end of year	$1,696.4	$1,620.4	$—	$—
Net funded status of plan	$(136.0)	$(279.9)	$(1.3)	$(1.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Pension plans		Postretirement benefit obligations
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Amounts recorded in the consolidated balance sheets:
Prepaid pension assets (1)	$36.6	$4.3	$—	$—
Short-term pension and postretirement benefits (2)	(1.2)	(0.4)	(0.2)	(0.2)
Long-term pension and postretirement benefits (3)	(171.4)	(283.8)	(1.1)	(1.4)
Net amount recognized	$(136.0)	$(279.9)	$(1.3)	$(1.6)
Accumulated benefit obligation	$1,819.3	$1,890.6	N/A	N/A
Amount recognized in accumulated other comprehensive loss consists of:
Actuarial loss (gain)	$14.5	$161.9	$0.1	$0.2
Prior service cost (credit)	0.1	0.5	(2.2)	(2.6)
Total amount recognized - pretax	$14.6	$162.4	$(2.1)	$(2.4)
(1)Included within other non-current assets in the consolidated balance sheet.
(2)Included within accrued payroll in the consolidated balance sheet.
(3)Included within long-term pension and postretirement benefits in the consolidated balance sheet.
The above actuarial loss (gain) and prior service cost and credit represent the cumulative effect of demographic, investment experience and plan amendment, as well as assumption changes that have been made in measuring the plans’ liabilities since the Take-Private Transaction.
In addition, we provide retirement benefits to certain former executives. At December 31, 2021 and 2020, the associated obligations were $6.5 million and $6.9 million, respectively, of which $5.9 million and $6.3 million, respectively, were also reflected within "Long-term pension and postretirement benefits."
The actuarial gain or loss, to the extent it exceeds the greater of 10% of the projected benefit obligation or market-related value of plan assets, will be amortized into expense each year on a straight-line and plan-by-plan basis, over the remaining expected future working lifetime of active participants or the average remaining life expectancy of the participants if all or almost all of the plan participants are inactive. Currently, the amortization periods range from five to 21 years for the U.S. pension and postretirement plans and six to 31 years for the non-U.S. plans. For our U.S. Qualified Plan and for certain of our non-U.S. plans, the amortization periods are the average life expectancy of all plan participants. This is as a result of almost all plan participants being deemed inactive.
For the year ended December 31, 2021, significant changes in the pension projected benefit obligation include an actuarial gain of $85.3 million of which approximately $95 million was attributable to the change in discount rates, partially offset by loss of approximately $6 million resulting from the updates to the assumed cash balance conversion interest rates for our U.S. plan and loss of approximately $5 million due to the change in mortality assumptions. In connection with the Bisnode acquisition, we assumed pension liability of $87.4 million and plan assets of $22.0 million.
For the year ended December 31, 2020, significant changes in the pension projected benefit obligation include an actuarial loss of $168.9 million of which approximately $173 million loss was attributable to the change in discount rates, partially offset by gain of approximately $12 million resulting from the updates to the assumed cash balance conversion interest rates for our U.S. plan and gain of approximately $11 million due to the change in mortality assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Underfunded or Unfunded Accumulated Benefit Obligations
At December 31, 2021 and December 31, 2020, our underfunded or unfunded accumulated benefit obligation and the related projected benefit obligation were as follows:

	2021	2020
Accumulated benefit obligation	$1,494.7	$1,864.2
Fair value of plan assets	1,328.1	1,588.4
Unfunded accumulated benefit obligation	$166.6	$275.8
Projected benefit obligation	$1,500.8	$1,872.5
The underfunded or unfunded accumulated benefit obligations at December 31, 2021 consisted of $105.4 million and $61.2 million related to our U.S. Qualified Plan and non-U.S. defined benefit plans, respectively.
The underfunded or unfunded accumulated benefit obligations at December 31, 2020 consisted of $268.7 million and $7.1 million related to our U.S. Qualified Plan and non-U.S. defined benefit plans, respectively.
The increase of $54.1 million for the underfunded or unfunded accumulated benefit obligations related to our non-U.S. defined benefit plans at December 31, 2021 was primarily due to the addition of the Bisnode pension plans.
Net Periodic Pension Cost
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension plans				Postretirement benefit obligations
	Successor			Predecessor	Successor			Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Components of net periodic cost (income):
Service cost	$5.2	$1.8	$1.5	$0.3	$—	$—	$—	$—
Interest cost	27.4	42.2	47.2	6.8	—	—	0.1	—
Expected return on plan assets	(83.0)	(88.0)	(83.8)	(10.6)	—	—	—	—
Amortization of prior service cost (credit)	2.3	—	—	—	(0.4)	(0.4)	—	(0.1)
Recognized actuarial loss (gain)	—	—	—	4.0	—	—	—	(0.1)
Net periodic cost (income)	$(48.1)	$(44.0)	$(35.1)	$0.5	$(0.4)	$(0.4)	$0.1	$(0.2)

We also incurred settlement charges of $0.6 million and $85.8 million for the year ended December 31, 2020 (Successor) and for the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively. Settlement charges for the period from January 1, 2019 to February 7, 2019 (Predecessor) was due to the settlement of a portion of our U.S. Non-Qualified plans triggered by the shareholder approval of the Take-Private Transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The following table sets forth other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss):

	Pension plans				Postretirement benefit obligations
	Successor			Predecessor	Successor			Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial (loss) gain arising during the year, before tax benefit (expense) of $(38.3), $32.2 and $8.1 for the year ended December 31, 2021, the year ended December 31, 2020 and period from February 8 to December 31, 2019, respectively (1)	$145.1	$(127.3)	$(34.6)	$—	$0.1	$(0.4)	$0.2	$—
Prior service credit (cost) arising during the year, before tax benefit (expense) of $(0.1), $0.1 and $(0.8) for the year ended December 31, 2021, the year ended December 31, 2020 and period from February 8 to December 31, 2019, respectively (1)	$0.3	$(0.5)	$—	$—	$—	$(0.1)	$3.1	$—
Less:
Amortization of actuarial (loss) gain, before tax benefit (expense) of $0.6 and $(22.2) for the year ended December 31, 2021 and period from January 1 to February 7, 2019 respectively (2)	$(2.3)	$—	$—	$(87.7)	$—	$—	$—	$0.1
Amortization of prior service (cost) credit, before tax benefit (expense) of less than $(0.1) and $(0.1) for the years ended December 31, 2021 and 2020	$—	$—	$—	$—	$0.4	$0.4	$—	$0.1
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
Assumptions
The following table sets forth the significant weighted-average assumptions we used to determine the projected benefit obligation and the periodic benefit cost:

	Pension plans				Postretirement benefit obligations
	Successor			Predecessor	Successor			Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Discount rate for determining projected benefit obligation at December 31	2.38%	1.98%	2.79%	3.57%	1.80%	1.20%	2.35%	3.64%
Discount rate in effect for determining service cost	1.89%	2.10%	3.11%	3.16%	N/A	N/A	N/A	N/A
Discount rate in effect for determining interest cost	1.47%	2.48%	3.28%	3.51%	1.20%	2.10%	3.25%	3.52%
Weighted average expected long-term return on plan assets	5.70%	6.18%	6.70%	6.56%	N/A	N/A	N/A	N/A
Rate of compensation increase for determining projected benefit obligation at December 31	2.88%	3.00%	3.00%	3.00%	N/A	N/A	N/A	N/A
Rate of compensation increase for determining net pension cost	3.04%	3.00%	3.07%	3.04%	N/A	N/A	N/A	N/A
The expected long-term rate of return assumption was 6.00%, 6.50% and 7.00% for 2021, 2020 and 2019, respectively, for the U.S. Qualified Plan, our principal pension plan. This assumption is based on the plan’s target asset allocation. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.
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
For the mortality assumption we used PRI 2012 mortality table (“PRI-2012”) for our U.S. plans at December 31, 2021 and 2020, together with mortality improvement projection scales MP-2021 and MP-2020, respectively.

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
The plan assets are primarily invested in funds offered and managed by Aon Investment USA, Inc.
Our plan assets are currently invested mainly in funds overseen by our delegated manager using manager of manager funds which are a combination of both active and passive (indexed) investment strategies. The plan’s return seeking assets include equity securities that are diversified across U.S. and non-U.S. stocks, including emerging market equities, in order to further reduce risk at the total plan level. Additional diversification in return seeking assets is achieved by using multi-asset credit, private credit, real estate and hedge fund of funds strategies.
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
We have formally identified the primary objective for each asset class within our plan. U.S. equities are held for their long-term capital appreciation and dividend income, which is expected to exceed the rate of inflation. Non-U.S. equities are held for their long-term capital appreciation, as well as diversification relative to U.S. equities and other asset classes. Multi-asset credit, private credit, real estate and hedge fund of funds further diversifies the return-seeking assets with reduced correlation due to different return expectations and flows. These diversifying asset classes also provide a hedge against unexpected inflation. Liability hedging assets are held to reduce overall plan volatility and as a source of current income. Additionally, they are designed to provide a hedge relative to the interest rate sensitivity of the plan’s liabilities. Cash is held only to meet liquidity requirements.
Investment Valuation
Our pension plan assets are measured at fair value in accordance with ASC 820, “Fair Value Measurement and Disclosures.” ASC 820 defines fair value and establishes a framework for measuring fair value under current accounting pronouncements. See Note 2 to our consolidated financial statements for further detail on fair value measurement.
The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy.
A financial instrument’s level or categorization within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Aon Collective Trust Investment Funds
Aon Collective Investment Trust ("CIT") Funds are offered under the Aon CITs and their units are valued at the reported Net Asset Value ("NAV"). Some Funds are within Level 1 of the valuation hierarchy as the NAV is determined and published

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
daily and are the basis for current transactions, while other Funds do not publish a daily NAV, therefore, are excluded from the fair value hierarchy.

•Equity funds’ investment objectives are to achieve long-term growth of capital by investing diversified portfolio of primarily U.S. and non-U.S. equity securities and approximate as closely as practicable the total return of the S&P 500 and global stock indices.
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
Short-Term Investment Funds ("STIF")
These investments include cash, bank notes, corporate notes, government bills and various short-term debt instruments. The investment objective is to provide safety of principal and daily liquidity by investing in high quality money market instruments. They are valued at the reported NAV and within Level 1 of the valuation hierarchy as the NAV is determined and published daily, and are the basis for current transactions of the units based on the published NAV.
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
The U.S. Qualified Plan has an additional unfunded commitment of $0.1 million and $0.3 million to the Venture Capital Fund at December 31, 2021 and 2020, respectively, and $17.2 million and $19.9 million to the Aon Private Credit Opportunities Fund and Aon Opportunistic Credit Fund at December 31, 2021 and 2020, respectively.
There were no transfers among the levels of the fair value hierarchy during the years ended December 31, 2021 and 2020.
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
The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2021:

Asset category	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Total
Short-term investment funds	$16.7	$—	$—	$16.7
Aon Collective Investment Trust Funds:
Equity funds	$390.7	$—	$—	$390.7
Fixed income funds	577.3	—	—	577.3
Real estate funds	0.6	—	—	0.6
Total Aon Collective Investment Trust Funds	$968.6	$—	$—	$968.6
Total	$985.3	$—	$—	$985.3
Other Investments Measured at Net Asset Value
Aon Collective Investment Trust Funds				$159.1
Aon Alternative Investment Funds:
Fixed income funds				$155.1
Venture Capital Fund				5.3
Other Non-U.S. commingled equity and fixed income				391.6
Total other investments measured at net asset value				$552.0
Total investments at fair value				$1,696.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2020:

Asset category	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Total
Short-term investment funds	$21.2	$—	$—	$21.2
Aon Collective Investment Trust Funds:
Equity funds	$448.5	$—	$—	$448.5
Fixed income funds	475.3	—	—	475.3
Real estate funds	6.8	—	—	6.8
Total Aon Collective Investment Trust Funds	$930.6	$—	$—	$930.6
Total	$951.8	$—	$—	$951.8
Other Investments Measured at Net Asset Value
Aon Collective Investment Trust Funds				$147.5
Aon Alternative Investment Funds:
Fixed income funds				$137.3
Venture Capital Fund				4.7
Other Non-U.S. commingled equity and fixed income				379.1
Total other investments measured at net asset value				$521.1
Total investments at fair value				$1,620.4

Allocations
We employ a total return investment approach in which a mix of equity, debt and alternative (e.g., real estate) investments is used to achieve a competitive long-term rate of return on plan assets at a prudent level of risk. Our weighted average plan target asset allocation is 49% return-seeking assets (range of 40% to 60%) and 51% liability-hedging assets (range of 40% to 60%).
The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans:

	Asset allocations		Target asset allocations
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Return-seeking assets	52%	58%	49%	56%
Liability-hedging assets	48%	42%	51%	44%
Total	100%	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Contributions and Benefit Payments
We expect to contribute $4.0 million to our non-U.S. pension plans and $0.2 million to our postretirement benefit plan in 2022. We did not make contributions in 2021 and do not expect to make any required contributions to the U.S. Qualified Plan in 2022 for the 2021 plan year based on the minimum funding requirements as defined in the Pension Protection Act of 2006 as amended. Final funding requirements for 2021 will be determined based on our January 2022 funding actuarial valuation.
The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2031. Actual benefit payments may differ from expected benefit payments. These amounts are net of expected plan participant contributions:

	Pension plans	Postretirement benefit plans
2022	$96.0	$0.2
2023	$98.0	$0.2
2024	$99.7	$0.2
2025	$100.7	$0.1
2026	$101.7	$0.1
2027 - 2031	$514.2	$0.4
Health Care Benefits
The following table presents healthcare trend assumptions used to determine the year end benefit obligation:

	2021	2020
Medical (1)	N/A	5.3%
Prescription drug (1)	N/A	8.5%
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
We had expense associated with our 401(k) Plan of $11.1 million, $10.6 million, $9.4 million and $1.2 million for the year ended December 31, 2021 (Successor), the year ended December 31, 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor), respectively.
Note 11 -- Stock Based Compensation
The following table sets forth the components of our stock-based compensation and expected tax benefit for the years ended 2021, 2020 and 2019 related to the plans in effect during the respective year:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Successor			Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019 (1)	Period from January 1 to February 7, 2019 (1)
Stock-based compensation expense:
Restricted stock and restricted stock units	$18.7	$3.1	$—	$11.7
Stock options	3.0	23.0	—	—
Incentive units	11.6	19.0	11.7	—
Total compensation expense	$33.3	$45.1	$11.7	$11.7

Expected tax benefit:
Restricted stock and restricted stock units	$3.4	$0.5	$—	$—
Stock options	0.2	5.9	—	—
Total compensation expense	$3.6	$6.4	$—	$—

(1)In connection with the Take-Private Transaction on February 8, 2019, all outstanding stock options and restricted stock units, whether vested or unvested, were cancelled and converted into the right to receive $145 in cash per share, less any applicable exercise price. As a result, an expense of $10.4 million was included in the Predecessor’s net earnings for the period from January 1, 2019 to February 7, 2019 in connection with the acceleration of the vesting of the outstanding grants. In addition, we recorded $56.3 million related to incentive units granted to certain investors for the Successor period from January 1 to December 31, 2019. See further discussion below.

2020 Omnibus Incentive Plan
In connection with the IPO completed on July 6, 2020, we adopted the Dun & Bradstreet 2020 Omnibus Incentive Plan (the “Plan”). Under the Plan, we are authorized to issue up to 40,000,000 shares of the Company’s common stock in the form of stock-based awards, such as, but not limited to, restricted stock, restricted stock units ("RSUs") and stock options. As of December 31, 2021, a total of 30,645,817 shares of our common stock were available for future grants under the Plan.
The following table summarizes the restricted stock, restricted stock units and stock options granted during the years ended December 31, 2021 and 2020:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Date	Number of shares granted	Grant date fair value per share	Vesting period (in years)	Vesting criteria
Restricted Stock & RSU's: (1)
August 12, 2020	75,378	$25.87	1.0	Service
August 12, 2020	220,335	$25.87	2.6	Service
August 12, 2020	205,546	$25.87	1.7	Service
November 6, 2020	184,672	$26.13	3.0	Service
November 9, 2020	9,568	$25.88	3.0	Service
December 1, 2020	7,400	$27.03	3.0	Service

February 11, 2021	65,790	$22.80	2.4	Service
March 10, 2021	67,021	$22.01	1.0	Service
March 10, 2021 (2)	2,203,390	$22.01	3.0	Service & Performance
March 31, 2021	13,440	$23.81	3.0	Service
June 30, 2021	329,904	$21.37	3.0	Service
August 4, 2021	6,607	$18.92	1.0	Service
September 30, 2021 (2)	224,886	$16.81	3.0	Service & Performance
September 30, 2021	116,004	$16.81	3.0	Service
December 31, 2021	26,843	$20.49	2.9	Service

Stock Options:
June 30, 2020 (3)	4,160,000	$4.80	0.0	N/A
June 30, 2020 (4)	3,840,000	$5.19	3.0	Service
(1)Employee awards generally vest ratably over three years and director awards vest 100% after one year.
(2)These awards are also subject to an annual performance target. Vesting of these awards are dependent on the satisfaction of the annual performance target.
(3)Awards were granted in connection with the IPO and fully vested at time of grant. See Note 19, "Related Parties" for further discussion.
(4)Awards vest ratably over three years in annual installments, commencing on the first anniversary of the grant date.

The following tables summarize the restricted stock, restricted stock units and stock options activity for the years ended December 31, 2021 and 2020:

	Restricted stock & restricted stock units
	Number of shares	Weighted-average grant date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Balances, January 1, 2020	—	$—
Granted (1)	702,899	$25.95
Forfeited	—	$—
Vested	—	$—
Balances, December 31, 2020	702,899	$25.95	1.3	$17.5
Granted	3,053,885	$21.37
Forfeited	(681,615)	$23.03
Vested	(317,330)	$25.77
Balances, December 31, 2021	2,757,839	$21.61	1.2	$56.5
(1)Included the conversion of 205,546 phantom units into restricted stock units

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Stock options
	Number of options	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Balances, January 1, 2020	—	$—
Granted	8,000,000	$22.00
Forfeited	(350,000)	$22.00
Vested	—	$—
Balances, December 31, 2020	7,650,000	$22.00	6.5	$22.2
Granted	—	$0.00
Forfeited	(1,270,000)	$22.00
Vested	—	$—
Balances, December 31, 2021	6,380,000	$22.00	5.5	$—

Expected to vest as of December 31, 2021	1,480,004	$22.00	5.5	$—
Exercisable as of December 31, 2021	4,899,996	$22.00	5.5	$—

As of December 31, 2021, total unrecognized compensation cost related to non-vested restricted stock and RSUs were $43.8 million, which are expected to be recognized over a weighted average period of 2.2 years. As of December 31, 2021, total unrecognized compensation cost related to stock options was $5.7 million, which was expected to be recognized over a weighted average period of 1.5 years.

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

Employee Stock Purchase Plan ("ESPP")
Effective December 2020, we adopted the Dun & Bradstreet Holdings, Inc. ESPP that allows eligible employees to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. The Company contributes varying matching amounts to employees, as specified in the plan document, after a one year holding period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. We recorded the associated expense of approximately $4 million for the year ended December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Incentive Units Program
Subsequent to the closing of the Take-Private Transaction, Star Parent, L.P.’s long-term incentive plans were authorized to issue up to 19,629.25 Class C incentive units ("profits interest") or phantom units to eligible key employees, directors and consultants of The Dun & Bradstreet Corporation. At December 31, 2019, 18,443.42 incentive units and 249.10 phantom units were issued and outstanding. These units vest ratably over a three-year period and once vested they are not subject to expiration. The terms of these units provided the opportunity for the grantees to participate in the future value of Dun & Bradstreet in excess of its grant date fair value, but only to the extent that the required payments to the other classes of units had been met. We account for these units in accordance with ASC 718, "Compensation—Stock Compensation" and ASU No. 2018-07. Compensation expense is recognized ratably over the three-year vesting period.
In addition, the Company issued 6,817.74 Class B units and 15,867.81 Class C units to certain investors, which vested immediately. We recognized an expense of $56.3 million related to these incentive units during the period from January 1, 2019 to December 31, 2019.
The following table sets forth the profits interest units granted subsequent to the Take-Private Transaction during the 2019 Successor period:

Units granted during quarter ended	Number of units granted	Weighted average exercise price	Weighted average fair value of underlying share	Weighted average fair value per unit
March 31, 2019	32,987.01	$10,329.70	$10,000.00	$2,449.59
June 30, 2019	1,726.51	$10,329.70	$10,000.00	$2,366.59
September 30, 2019	74.73	$10,329.70	$10,000.00	$2,198.20
December 31, 2019	198.05	$10,329.70	$10,000.00	$2,140.61
Total	34,986.30			$2,443.21
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
We had determined that the phantom units were liability-classified awards and the initial compensation expense was calculated based on the same grant date fair value applied to the incentive units. We reassessed the fair value of the phantom units and adjusted expense accordingly. The amount associated with these phantom grants was immaterial at December 31, 2019.
In connection with the IPO in July 2020, we converted the 18,245.79 outstanding profits interests of Star Parent, L.P. into 15,055,564 common units of Star Parent, L.P. In addition, we also converted the 15,867.81 vested profits interests held by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
certain investors into 13,093,367 shares of common stock of Dun & Bradstreet Holdings, Inc. The common units retain the original time-based vesting schedule and are subject to the same forfeiture terms. The fair value of the common units was not greater than the fair value of the Star Parent, L.P. profits interests immediately prior to the conversion; therefore, no additional compensation expense was recognized. We accelerated the vesting of 1,342,909 common units, held by one of our directors, incurring an acceleration charge of $3.4 million during the year ended December 31, 2020. During 2021 Star Parent L.P. was liquidated. As part of the liquidation, each vested common unit was exchanged for a share of common stock of the Company and distributed to the grantees and each unvested common unit was exchanged for a restricted share of common stock. These restricted shares retain the original time-based vesting schedule and are subject to the same forfeiture terms. The following table summarizes the activities for common units and restricted shares for the years ended December 31, 2021 and 2020.

	Number of common units/restricted shares	Weighted-average grant date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding, June 30, 2020	15,055,564	$2.95	1.7	$331.2
Distribution	—	$0.00
Forfeited	(260,357)	$2.90
Outstanding, December 31, 2020	14,795,207	$2.95	1.5	$368.4
Distribution	(10,635,652)	$2.95
Forfeited	(332,986)	$2.89
Outstanding, December 31, 2021	3,826,569	$2.95	0.24	$78.4

Expected to vest, December 31, 2021	3,826,569	$2.95	0.24	$78.4

As of December 31, 2021, total unrecognized compensation cost related to non-vested restricted shares was $2.4 million, which is expected to be recognized over a weighted average period of 0.24 year.

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
We calculated the grant date fair value using a Monte Carlo simulation model for awards with a market condition, Monte Carlo simulation model requires assumptions including expected stock price volatility, expected dividend yield, expected term and risk-free interest rate. Generally expected stock price volatility was based on historical volatility or a blend of historical volatility and, when available, implied volatility. The expected dividend yield assumption was determined by dividing our most recent quarterly dividend payment by the average of the stock price from the three months preceding the grant date. The result was then annualized and compounded. Expected term was based on the period from the date of grant through the end of the performance evaluation period. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
In connection with the Take-Private Transaction on February 8, 2019, all outstanding unvested performance-based restricted stock units, were cancelled and converted into the right to receive $145 in cash per share, Total unrecognized compensation expense related to nonvested performance-based restricted stock units at February 7, 2019 was $5.7 million. This expense was accelerated and recognized at the time of the Take-Private Transaction.
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
In connection with the Take-Private Transaction on February 7, 2019, total unrecognized compensation expense related to nonvested service-based restricted stock units was $4.7 million. This expense was accelerated and recognized at the time of the Take-Private Transaction.
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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Successor			Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(71.7)	$(180.6)	$(674.1)	$(75.6)

Weighted average number of shares outstanding-basic	428.7	367.1	314.5	37.2
Weighted average number of shares outstanding-diluted	428.7	367.1	314.5	37.2

Earnings (loss) per share of common stock:
Basic	$(0.17)	$(0.49)	$(2.14)	$(2.04)
Diluted	$(0.17)	$(0.49)	$(2.14)	$(2.04)

The weighted average number of shares outstanding used in the computation of diluted earnings per share excludes the effect of potentially issuable common shares totaling 1,092,148 shares and 179,870 shares for the years ended December 31, 2021 and 2020, respectively, and 1,548 shares for the period from January 1 to February 7, 2019 (Predecessor). These potentially issuable common shares were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.
Below is a reconciliation of our common stock issued and outstanding:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Common shares issued and outstanding as of December 31, 2019	314,494,968

Shares issued in connection with IPO and private placement	108,506,312
Issuance of restricted stock awards	416,851
Shares forfeited	—
Common shares issued as of December 31, 2020	423,418,131
Less: treasury shares	465,903
Common shares outstanding as of December 31, 2020	422,952,228

Common shares issued as of December 31, 2020	423,418,131
Shares issued	9,177,810
Shares forfeited	(524,942)
Common shares issued as of December 31, 2021	432,070,999
Less: treasury shares	873,217
Common shares outstanding as of December 31, 2021	431,197,782

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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2021 and 2020, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures and by selection of reputable counterparties.
Our trade receivables do not represent a significant concentration of credit risk at December 31, 2021 and 2020, because we sell to a large number of clients in different geographical locations and industries.
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
The notional amount of the interest rate swap designated as a cash flow hedging instrument was $1 billion and $129 million at December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
On March 30, 2021, the Company entered into three-year interest rate swaps with an aggregate notional amount of $1 billion, effective March 29, 2021 through March 27, 2024. For these swaps, the Company pays a fixed rate of 0.467% and receives the one-month LIBOR rate. The interest rate swaps, with an aggregate notional amount of $129 million, under the April 20, 2018 agreement expired on April 27, 2021.
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
To decrease earnings volatility, we currently hedge substantially all our intercompany balance positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. In the prior year, certain balance sheet positions were not being hedged in order to reduce the volatility of cash flows required to settle these forward contracts. However, starting in the third quarter of 2020, we resumed our practice of hedging substantially all our intercompany balance positions. The underlying transactions and the corresponding foreign exchange forward contracts are marked to market at the end of each quarter and the fair value impacts are reflected within “Non-operating income (expense) – net” in the consolidated financial statements. In addition, in connection with the acquisition of Bisnode, we entered into a zero-cost foreign currency collar in October 2020, with a notional amount of SEK 4.8 billion to reduce our foreign currency exposure. Unrealized gain associated with the instrument was $23.5 million at December 31, 2020. We settled the collar on January 8, 2021 with a total realized gain of $21.0 million upon the close of the Bisnode transaction, resulting in a loss of $2.5 million for the year ended December 31, 2021.
As of December 31, 2021 and December 31, 2020, the notional amounts of our foreign exchange contracts were $448.5 million and $212.9 million, respectively. Realized gains and losses associated with these contracts were $11.4 million and $10.1 million, respectively, for the year ended December 31, 2021; $17.4 million and $9.7 million, respectively, for the year ended December 31, 2020; and $18.2 million and $27.6 million, respectively, for the period from January 1 to December 31, 2019. Unrealized gains and losses associated with these contracts were $1.9 million and $0.7 million, respectively, at December 31, 2021; $2.0 million and $0.9 million, respectively, at December 31, 2020; and $0.3 million and $0.5 million, respectively, at December 31, 2019.
Fair Values of Derivative Instruments in the Consolidated Balance Sheets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Asset derivatives				Liability derivatives
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Interest rate contracts	Other current assets	$10.1	Other current assets	$—	Other accrued & current liabilities	$—	Other accrued & current liabilities	$1.0
Total derivatives designated as hedging instruments		$10.1		$—		$—		$1.0
Derivatives not designated as hedging instruments
Foreign exchange collar	Other current assets	$—	Other current assets	$23.5		$—		$—
Foreign exchange forward contracts	Other current assets	1.9	Other current assets	2.0	Other accrued & current liabilities	0.7	Other accrued & current liabilities	0.9
Total derivatives not designated as hedging instruments		$1.9		$25.5		$0.7		$0.9
Total derivatives		$12.0		$25.5		$0.7		$1.9

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss)

	Amount of pre-tax gain or (loss) recognized in OCI on derivative
	Successor			Predecessor
Derivatives in cash flow hedging relationships	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Interest contracts	$11.1	$0.9	$(1.6)	$—

	Amount of gain or (loss) reclassified from accumulated OCI into income
	Successor			Predecessor
Location of gain or (loss) reclassified from accumulated OCI into income	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Interest expense	$(3.4)	$(2.8)	$(0.7)	$—

Amounts expected to be reclassified into earnings, net over the next 12 months is less than $0.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Amount of gain or (loss) recognized in income on derivative
	Successor			Predecessor
Location of gain or (loss) recognized in income on derivative	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Interest expense	$(3.4)	$(2.8)	$(0.7)	$—

Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives

		Successor			Predecessor
		Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Make-whole derivative liability	Non-operating income (expenses) – net	$—	$(32.8)	$(172.4)	$—
Foreign exchange collar	Non-operating income (expenses) – net	$(2.5)	$23.5	$—	$—
Foreign exchange forward contracts	Non-operating income (expenses) – net	$1.4	$9.0	$(12.0)	$1.8

Fair Value of Financial Instruments
Our financial assets and liabilities that are reflected in the consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term borrowings and long-term borrowings.
The following table summarizes fair value measurements by level at December 31, 2021 for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Balance at December 31, 2021
Assets:
Cash equivalents (1)	$1.7	$—	$—	$1.7
Other current assets:
Foreign exchange forwards (2)	$—	$1.9	$—	$1.9
Swap arrangements (4)	$—	$10.1	$—	$10.1
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$0.7	$—	$0.7
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
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for the year ended December 31, 2021 and the year ended December 31, 2020.
At December 31, 2021 and December 31, 2020, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value are due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	December 31, 2021		December 31, 2020
	Carrying amount	Fair value	Carrying amount	Fair value
Long-term debt (1)	$866.4	$924.5	$847.2	$1,056.1
Revolving facility	$160.0	$162.7	$—	$—
Term loan facility (2)	$2,718.4	$2,840.7	$2,433.9	$2,476.2
(1)Includes the 5.000% Senior Unsecured Notes and the 6.875% Senior Secured Notes at December 31, 2021 and the 6.875% Senior Secured Notes and the 10.250% Unsecured Notes at December 31, 2020.
(2)Includes short-term and long-term portions of the Term Loan Facility.
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
Note 14 -- Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Foreign currency translation adjustments	Defined benefit pension plans	Derivative financial instruments	Total
Balance, January 1, 2020	$0.9	$(24.0)	$(1.1)	$(24.2)
Other comprehensive income (loss) before reclassifications	25.3	(96.0)	(1.4)	(72.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(0.3)	2.1	1.8
Balance, December 31, 2020	$26.2	$(120.3)	$(0.4)	$(94.5)
Other comprehensive income (loss) before reclassifications	(78.8)	107.0	4.9	33.1
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	1.4	2.9	4.3
Balance, December 31, 2021	$(52.6)	$(11.9)	$7.4	$(57.1)
The following table summarizes the reclassifications out of AOCI:

		Amount reclassified from accumulated other comprehensive income (loss)
		Successor			Predecessor
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Defined benefit pension plans:
Amortization of prior service costs	Other income (expense)- net	$(0.4)	$(0.4)	$—	$(0.1)
Amortization of actuarial gain/loss	Other income (expense)- net	2.3	—	—	3.9
Derivative financial instruments:
Interest contracts	Interest expense	3.9	2.8	0.7	—
Total before tax		5.8	2.4	0.7	3.8
Tax benefit (expense)		(1.5)	(0.6)	(0.2)	(1.0)
Total reclassifications for the period, net of tax		$4.3	$1.8	$0.5	$2.8

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
On February 8, 2019, as required by the related change in control provision in the following agreements, the Company repaid in full the outstanding borrowings under the then-existing Revolving Five-Year Credit Agreement and the Term Loan Credit Agreement, both dated as of June 19, 2018. In addition, on February 8, 2019, notices of full redemption with respect to the Company’s (i) then-existing 4.00% Senior Notes due 2020, in an aggregate principal amount of $300 million, and (ii) then-existing 4.37% Senior Notes due 2022 (together the “Existing Notes”), in an aggregate principal amount of $300 million, were delivered to the respective holders thereof, notifying those holders of the redemption of the entire outstanding aggregate principal amount of each series of Existing Notes on March 10, 2019.
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
The table below reflects the purchase price related to the acquisition and the resulting purchase allocation:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Weighted average amortization period (years)	Initial purchase price allocation	Measurement period adjustments	Final Purchase price allocation at December 31, 2019
Cash		$117.7	$—	$117.7
Accounts receivable		267.8	(1.7)	266.1
Other current assets		46.8	(0.4)	46.4
Total current assets		432.3	(2.1)	430.2
Intangible assets:
Customer relationships	16.9	2,589.0	(200.5)	2,388.5
Partnership agreements	14.3	—	230.3	230.3
Computer software	7.8	376.0	—	376.0
Database	17	1,769.0	(47.0)	1,722.0
Trademark	Indefinite	1,200.8	75.0	1,275.8
Goodwill		2,797.6	(10.0)	2,787.6
Property, plant & equipment		30.3	—	30.3
Right of use asset		103.9	7.4	111.3
Other		34.4	(0.1)	34.3
Total assets acquired		$9,333.3	$53.0	$9,386.3

Accounts payable		$74.2	$—	$74.2
Deferred revenue		398.4	(0.6)	397.8
Accrued liabilities		240.1	(2.3)	237.8
Short-term pension and other accrued benefits		106.0	—	106.0
Other current liabilities		41.1	4.7	45.8
Total current liabilities		859.8	1.8	861.6
Long-term pension and postretirement obligations		213.6	7.4	221.0
Deferred tax liability		1,388.3	(7.7)	1,380.6
Long-term debt		625.1	—	625.1
Other liabilities		161.0	8.0	169.0
Total liabilities assumed		3,247.8	9.5	3,257.3
Non-controlling interest		16.8	43.5	60.3
Less: debt repayment		637.5	—	637.5
Amounts paid to equity holders		$5,431.2	$—	$5,431.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
The fair values of the acquired assets and liabilities were subject to change within the one-year measurement period. We obtained information to determine the fair values of the net assets acquired at the acquisition date during the measurement period. Since the initial valuation reflected in our financial results as of March 31, 2019, we allocated goodwill and intangible assets between our North America and International segments, as well as among reporting units based on their respective projected cash flows. In addition, we recorded adjustments to the deferred tax liability reflecting the allocation of intangible assets between segments. The above measurement period adjustments to the preliminary valuation of assets and liabilities resulted in a net reduction of goodwill of $10.0 million during 2019. We completed the purchase accounting process as of December 31, 2019.
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
2021 Acquisitions
Eyeota Holdings Pte Ltd ("Eyeota")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
On November 5, 2021, we acquired 100% of the outstanding ownership interests in Eyeota, a global online and offline data onboarding and transformation company, for a purchase price of $172.3 million in cash, subject to net working capital adjustment. The acquisition was funded by borrowing from our revolving facility.
The acquisition was accounted for in accordance with ASC 805, as a purchase transaction, and accordingly, the assets and liabilities of the entity were recorded at their estimated fair values at the date of the acquisition. We have included the financial results of Eyeota in our consolidated financial statements since the acquisition date. Transaction costs of $3.0 million were included in selling and administrative expenses for the year ended December 31, 2021. We allocated goodwill and intangible assets to our North America segment.
The table below reflects the aggregate purchase price related to the acquisition and the resulting purchase allocation:

	Amortization life (years)	Initial purchase price allocation
Cash		$7.1
Accounts receivable		9.3
Other		0.5
Total current assets		16.9
Intangible assets:
Customer relationships	14	20.0
Technology	5	14.0
Trademark	2	1.0
Goodwill	Indefinite	138.3
Total assets acquired		$190.2
Deferred tax liability		5.9
Other liabilities		12.0
Total liabilities assumed		17.9
Total purchase price		$172.3
The fair value of the customer relationships intangible asset was determined by applying the income approach through a discounted cash flow analysis, specifically a multi-period excess earnings method. The valuation was based on the present value of the net earnings attributable to the measured assets.
The technology intangible asset represents Eyeota's data supply and service platform to deliver customer services and solutions. We applied the income approach to value technology intangible assets, specifically, a relief from royalty method. The valuation was based on the present value of the net earnings attributable to the measured assets.
The intangible assets, with useful lives from two years to 14 years, are being amortized over a weighted-average useful life of 10.1 years. Intangible assets are amortized using a straight-line method. The amortization methods reflect the timing of the benefits derived from each of the intangible assets.
The value of the goodwill is primarily related to the expected growth opportunity in the target marketing business from the combined business. We do not expect goodwill to be deductible for tax purposes.
Although we believe that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, the initial purchase price allocations for Eyeota are preliminary and are subject to revision as permitted by ASC 805. The primary areas of the purchase price allocation that are not yet finalized are related to certain liabilities, contingencies and deferred taxes. We will adjust the associated fair values if facts and circumstances arise that necessitate change. We expect to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date.
NetWise Data, LLC ("NetWise")
On November 15, 2021, we acquired 100% of the outstanding ownership interests in NetWise, a provider of business to business and business to consumer identity graph and audience targeting data, for a purchase price of $69.8 million of which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
$62.9 million was paid upon the close of the transaction and the remaining $6.9 million will be paid no later than 19 months after the transaction closing date, subject to net working capital adjustment. The transaction was funded by cash on hand.
The acquisition was accounted for in accordance with ASC 805, as a purchase transaction, and accordingly, the assets and liabilities of the entity were recorded at their estimated fair values at the date of the acquisition. We have included the financial results of NetWise in our consolidated financial statements since the acquisition date. Transaction costs of $0.4 million were included in selling and administrative expenses for the year ended December 31, 2021. We allocated goodwill and intangible assets to our North America segment.
The table below reflects the aggregate purchase price related to the acquisition and the resulting purchase allocation:

	Amortization life (years)	Initial purchase price allocation at December 31, 2021
Cash		$2.6
Accounts receivable		2.6
Other		0.4
Total current assets		5.6
Intangible assets:
Customer relationships	15	19.8
Technology	5	1.3
Trademark	2	0.2
Database	3	2.2
Goodwill	Indefinite	41.9
Total assets acquired		$71.0
Total liabilities assumed		1.2
Total purchase price		$69.8

The fair value of the customer relationships intangible asset was determined by applying the income approach through a discounted cash flow analysis, specifically a multi-period excess earnings method. The valuation was based on the present value of the net earnings attributable to the measured assets.
The database intangible asset represents business and consumer data collected and managed by NetWise. The technology intangible asset represents NetWise's data supply and service platform to deliver customer services and solutions. We applied the income approach to value database and technology intangible assets, specifically, a relief from royalty method. The valuation was based on the present value of the net earnings attributable to the measured assets.
The intangible assets, with useful lives from two years to 15 years, are being amortized over a weighted-average useful life of 13.2 years. Intangible assets are amortized using a straight-line method. The amortization methods reflect the timing of the benefits derived from each of the intangible assets.
The value of the goodwill is primarily related to the expected growth opportunity to expand our products and services offerings in marketing business from the combined business. The goodwill recognized is deductible for tax purposes.
Although we believe that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, the initial purchase price allocations for NetWise are preliminary and are subject to revision as permitted by ASC 805. The primary areas of the purchase price allocation that are not yet finalized are related to certain liabilities and contingencies. We will adjust the associated fair values if facts and circumstances arise that necessitate change. We expect to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date.
Bisnode Business Information Group AB ("Bisnode")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
On January 8, 2021, we acquired 100% ownership of Bisnode, a leading European data and analytics firm and long-standing member of the Dun & Bradstreet WWN alliances, for a total purchase price of $805.8 million. The transaction closed with a combination of cash of $646.9 million and 6,237,087 newly issued shares of common stock of the Company in a private placement valued at $158.9 million based on the stock closing price on January 8, 2021. Upon the close of the transaction, we settled a zero-cost foreign currency collar and received $21.0 million, which reduced our net cash payment for the acquisition. The transaction was partially funded by the proceeds from the $300 million borrowing from the Incremental Term Loan. See Note 6 for further discussion.
The acquisition was accounted for in accordance with ASC 805, as a purchase transaction, and accordingly, the assets and liabilities of the entity were recorded at their estimated fair values at the date of the acquisition. We have included the financial results of Bisnode in our consolidated financial statements since the acquisition date. Transaction costs of $0.4 million and $4.6 million were included in selling and administrative expenses for the years ended December 31, 2021 and 2020, respectively. As a result of the acquisition, we wrote off pre-existing contract assets and liabilities of $2.9 million and $0.8 million to selling and administrative expenses and revenue, respectively, for the year ended December 31, 2021. The acquisition effectively settled these pre-existing relationships. We allocated goodwill and intangible assets to our International segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
The table below summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

	Weighted average amortization period (years)	Initial purchase price allocation at March 31, 2021	Measurement period adjustment	Final purchase price allocation at December 31, 2021
Cash		$29.9	$—	$29.9
Accounts receivable		61.0	—	61.0
Other current assets		13.1	—	13.1
Total current assets		104.0	—	104.0
Property, plant & equipment		3.5	—	3.5
Intangible assets:
Reacquired right	15	271.0	(1.0)	270.0
Database	12	116.0	(5.0)	111.0
Customer relationships	10	106.0	2.0	108.0
Technology	14	65.0	(1.0)	64.0
Goodwill	Indefinite	488.4	7.0	495.4
Right of use asset		26.7	0.7	27.4
Other		5.2	(2.3)	2.9
Total assets acquired		$1,185.8	$0.4	$1,186.2

Accounts payable		$17.5	$—	$17.5
Deferred revenue (1)		80.6	—	80.6
Accrued payroll		20.7	—	20.7
Accrued income tax and other tax liabilities		17.1	—	17.1
Short-term lease liability		8.4	0.2	8.6
Other current liabilities		23.7	—	23.7
Total current liabilities		168.0	0.2	168.2
Long-term pension and postretirement obligations		65.4	—	65.4
Deferred tax liability		127.6	0.2	127.8
Long-term lease liability		18.2	—	18.2
Other liabilities		0.8	—	0.8
Total liabilities assumed		$380.0	$0.4	$380.4
Total consideration		$805.8	$—	$805.8
(1)In the fourth quarter of 2021, we early adopted ASU No. 2021-08, "Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," retrospectively to all business combinations during 2021. As a result, acquired deferred revenue balances were measured based on the guidance of ASC 606.

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
The fair values of the acquired assets and liabilities were subject to change within the one-year measurement period. We obtained information to determine the fair values of the net assets acquired at the acquisition date during the measurement period. Since the initial valuation reflected in our financial results as of March 31, 2021, we have adjusted fair value for certain intangible assets based on updated information. An asset and liability was recognized for favorable and unfavorable lease terms, respectively, during the measurement period. In addition, we recorded adjustments to the deferred tax liability reflecting the changes of intangible asset fair value. The above measurement period adjustments to the preliminary valuation of assets and liabilities resulted in a net increase of goodwill of $7.0 million during 2021. We have completed the purchase accounting process as of December 31, 2021.
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
See Note 17 for the future amortization as of December 31, 2021 associated with intangible assets recognized as a result of acquisitions.

Unaudited Pro Forma Financial Information
The following pro forma statements of operations data presents the combined results of the Company and the acquired businesses during 2021, assuming that all acquisitions had occurred on January 1, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Year ended December 31, 2021	Year ended December 31, 2020
Reported revenue	$2,165.6	$1,738.7
Pro forma adjustments:
Pre-acquisition revenue:
Bisnode	4.6	400.0
Eyeota	31.5	31.5
NetWise	8.4	6.8
Adjustments to Bisnode's pre-acquisition revenue related to revenue received from Dun & Bradstreet Holdings, Inc.	—	(21.0)
Adjustments to Dun & Bradstreet revenue related to revenue received from Bisnode	—	(43.0)
Total pro forma revenue	$2,210.1	$2,113.0

Reported net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(71.7)	$(180.6)
Pro forma adjustments - net of tax effect:
Pre-acquisition net income:
Bisnode	0.8	57.2
Eyeota	(0.3)	(0.3)
NetWise	(1.2)	1.2
Intangible amortization - net of tax benefits	(1.1)	(56.8)
Write off related to pre-existing relationship - net of tax benefits	2.3	(2.3)
Transaction costs - net of tax benefits	3.0	3.5
Pro forma net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(68.2)	$(178.1)
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
The acquisitions were accounted for in accordance with ASC 805, as purchase transactions, and accordingly, the assets and liabilities of both entities were recorded at their estimated fair values at the respective dates of the acquisitions. Transaction costs of $0.2 million were included in selling and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020. We have included the financial results of Orb and coAction.com in our consolidated financial statements since their respective acquisition dates, and the results from each of these companies were not individually or in the aggregate material to our consolidated financial statements for the year ended December 31, 2020. We allocated goodwill and intangible assets to our North America segment and completed the purchase accounting process as of December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
The table below reflects the aggregate purchase price related to the acquisitions and the resulting purchase allocation:

	Amortization life (years)	Initial purchase price allocation at March 31, 2020	Measurement period adjustments	Final purchase price allocation at December 31, 2020
Cash		$0.5	$—	$0.5
Accounts receivable		0.3	—	0.3
Other		0.2	0.1	0.3
Total current assets		1.0	0.1	1.1
Intangible assets:
Customer relationships	7	2.4	—	2.4
Technology	11	6.8	—	6.8
Goodwill	Indefinite	10.7	0.2	10.9
Deferred tax asset		0.4	—	0.4
Total assets acquired		$21.3	$0.3	$21.6
Total liabilities assumed		0.2	0.2	0.4
Total purchase price		$21.1	$0.1	$21.2
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
The goodwill acquired was partially deductible for tax purposes.
2019 Acquisition

On July 1, 2019, the Company acquired a 100% ownership interest in Lattice Engines, Inc. ("Lattice"). Lattice is an artificial intelligence powered customer data platform, enabling business-to-business organizations to scale their account-based marketing and sales programs across every channel. The results of Lattice have been included in our consolidated financial statements since the date of acquisition. We had finalized the purchase allocation as of March 31, 2020 and there were no changes compared to the amounts recorded as of December 31, 2019. In connection with the acquisition of Lattice, the Company received capital funding of $100 million from Parent’s partners.

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

The table below reflects the purchase price related to the acquisition and the resulting purchase allocation:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Amortization life (years)	Initial purchase price allocation at September 30, 2019	Measurement period adjustments	Final purchase price allocation at March 31, 2020
Cash		$0.1	$—	$0.1
Accounts receivable		1.9	—	1.9
Other		0.7	—	0.7
Total current assets		2.7	—	2.7
Intangible assets:
Customer relationships	11	25.1	(10.6)	14.5
Technology	14	48.0	(0.6)	47.4
Goodwill		43.0	12.2	55.2
Deferred tax asset		18.4	(0.9)	17.5
Other assets		0.7	(0.2)	0.5
Total assets acquired		$137.9	$(0.1)	$137.8
Deferred revenue		$6.5	$—	$6.5
Other liabilities		4.4	(0.1)	4.3
Total liabilities assumed		10.9	(0.1)	10.8
Total purchase price		$127.0	$—	$127.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Successor	Predecessor
	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019	Year ended December 31, 2018
Reported revenue	$1,439.0	$178.7	$1,716.4
Lattice revenue - pre-acquisition revenue	11.1	2.9	25.1
Add: deferred revenue adjustment	2.4	—	(4.8)
Total pro forma revenue	$1,452.5	$181.6	$1,736.7
Reported net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor)/The Dun & Bradstreet Corporation (Predecessor)	$(674.1)	$(75.6)	$288.1
Pro forma adjustments - net of tax effect
Pre-acquisition net loss	(19.7)	(1.0)	(13.1)
Intangible amortization - net of tax benefits	(1.4)	(0.4)	(3.6)
Deferred revenue adjustment - net of tax benefits	1.8	—	(3.6)
Transaction costs - net of tax benefits	0.4	—	(0.4)
Pro forma net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(693.0)	$(77.0)	$267.4

Note 17 -- Supplemental Financial Data
Other Non-Current Assets

	December 31, 2021	December 31, 2020
Right of use assets (1)	$71.9	$64.8
Prepaid pension assets (2)	36.6	4.3
Investments	27.2	27.3
Other non-current assets (3)	36.9	16.2
Total	$172.6	$112.6
(1)See Note 7 to the consolidated financial statements for further detail.
(2)Change from prior year reflected higher over-funded status for certain pension plans primarily due to higher discount rates in 2021.
(3)Higher other non-current assets were due to higher business activities including acquisitions closed in 2021.

Other Accrued and Current Liabilities:

	December 31, 2021	December 31, 2020
Accrued operating costs (1)	$110.4	$75.7
Accrued interest expense	12.6	29.0
Short-term lease liability (2)	26.0	23.4
Accrued income tax	16.4	3.9
Other accrued liabilities (3)	32.9	23.0
Total	$198.3	$155.0
(1)Higher accrual was primarily due to higher business activity resulting from acquisitions that closed in 2021 and a higher legal reserve related to a regulatory matter. See Note 8 for detail discussion.
(2)See Note 7 to the consolidated financial statements for further detail.
(3)Higher accrual was primarily due to higher business activity resulting from acquisitions that closed in 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Other Non-Current Liabilities:

	December 31, 2021	December 31, 2020
Deferred revenue - long term	$13.7	$14.6
U.S. tax liability associated with the 2017 Act	44.6	49.8
Long-term lease liability (1)	59.4	62.5
Liabilities for unrecognized tax benefits	19.2	18.9
Other	7.8	8.6
Total	$144.7	$154.4
(1)See Note 7 to the consolidated financial statements for further detail.

Property, Plant and Equipment - Net:

	December 31, 2021	December 31, 2020
Land	$7.7	$—

Building and building improvement	$61.8	$—
Less: accumulated depreciation	0.7	—
Net building and building improvement	$61.1	$—

Furniture and equipment	$38.2	$24.4
Less: accumulated depreciation	19.5	9.5
Net furniture and equipment	$18.7	$14.9

Leasehold improvements	$16.6	$15.6
Less: accumulated depreciation	7.3	4.8
Net leasehold improvements	$9.3	$10.8

Property, plant and equipment - net	$96.8	$25.7

Property, plant and equipment depreciation and amortization expense for the year ended December 31, 2021 (Successor), the year ended December 31, 2020 (Successor), the period from January 1, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to February 7, 2019 (Predecessor) was $11.9 million, $9.5 million, $8.4 million and $1.1 million, respectively. We also recorded impairment charges of $0.2 million and $4.4 million included in selling and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2021 (Successor) and the year ended December 31, 2020 (Successor), respectively, primarily related to leasehold improvements for offices we ceased to occupy.
On June 30, 2021, we completed the purchase of an office building in Jacksonville, Florida for our new global headquarters office, with a purchase price of $76.6 million, paid with cash on hand, inclusive of transaction costs of $0.1 million. The transaction was accounted for as an asset acquisition. Total costs of the acquisition were allocated to tangible assets (e.g., land and building) and in-place lease intangible asset based on their relative fair values. The fair values of the land and building are measured as if the building was vacant. The approaches used to value the building components include the cost, sales comparison, and income capitalization approaches. The table below summarizes the allocation of the total purchase price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Weighted average amortization period (years)	Purchase price allocation
Land	Indefinite	$7.7
Building	53	57.3
Site improvements	14	2.0
Tenant improvements	9	2.5
In place lease intangibles (1)	9	7.1
Total		$76.6
(1)Related to the acquired lease arrangement, reflecting value associated with avoiding the costs of originating an acquired lease.
Computer Software and Goodwill:

	Computer software	Goodwill
Successor:
December 31, 2019	$382.2	$2,841.7
Acquisition (4)	—	10.9
Additions at cost (1)	114.5	—
Amortization	(71.4)	—
Write-off	(1.0)	—
Other (2)	12.7	5.3
December 31, 2020	$437.0	$2,857.9
Acquisition (3)	79.3	675.6
Additions at cost (1) (7)	173.9	—
Amortization	(113.3)	—
Write-off	(4.3)	—
Other (2)	(15.2)	(40.2)
December 31, 2021	$557.4	$3,493.3
The computer software amortization expense was $50.6 million for the period from January 1, 2019 to December 31, 2019 (Successor) and $6.8 million for the period from January 1, 2019 to February 7, 2019 (Predecessor).

Other Intangibles:

	Customer relationships	Reacquired rights	Database	Other indefinite-lived intangibles	Other intangibles	Total
December 31, 2019	$2,162.7	$—	$1,550.6	$1,275.8	$265.4	$5,254.5
Acquisitions (4)	2.4	—	—		6.8	9.2
Additions at cost	—	—	0.1	—	0.7	0.8
Amortization	(255.2)	—	(181.3)	—	(20.4)	(456.9)
Other (2)	3.0	—	—	—	4.2	7.2
December 31, 2020 (5)	$1,912.9	$—	$1,369.4	$1,275.8	$256.7	$4,814.8
Acquisitions (3)	147.8	270.0	113.2	—	1.4	532.4
Additions at cost (6)	—	—	—	4.2	7.6	11.8
Amortization	(259.0)	(26.6)	(188.6)	—	(16.5)	(490.7)
WWN Relationship transfer (8)	—	64.7	—	—	(64.7)	—
Other (2)	(8.4)	(23.4)	(8.9)	—	(3.1)	(43.8)
December 31, 2021 (5)	$1,793.3	$284.7	$1,285.1	$1,280.0	$181.4	$4,824.5
(1)Primarily related to software-related enhancements on products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
(2)Primarily due to the impact of foreign currency fluctuations.
(3)Related to the acquisitions of Bisnode, Eyeota and NetWise.
(4)Related to the acquisition of Orb Intelligence and coAction.com.
(5)Customer Relationships—Net of accumulated amortization of $755.1 million and $497.0 million as of December 31, 2021 and as of December 31, 2020, respectively.
Database—Net of accumulated amortization of $540.4 million and $352.7 million as of December 31, 2021 and as of December 31, 2020, respectively.
Other Intangibles —Net of accumulated amortization of $44.2 million and $37.8 million as of December 31, 2021 and as of December 31, 2020, respectively.
(6)Primarily related to the in-place lease intangibles of $7.1 million recognized associated with the building purchase for our new global headquarters office and an acquired indefinite-lived intangible asset of $4.2 million.
(7)Including $7.9 million non-cash investment of which $0.9 million, $2.5 million and $4.5 million were reflected in "Other accrued and short-term liability", "Other non-current liability" and "Deferred income tax", respectively, as of December 31, 2021.
(8)Reclassification of the net book value of previously recognized WWN relationships intangible asset related to the Bisnode relationship to reacquired rights as a result of the Bisnode acquisition.
The other intangibles amortization expense for the period from January 1, 2019 to December 31, 2019 (Successor) was $428.1 million and $3.2 million for the period from January 1, 2019 to February 8, 2019 (Predecessor).
The table below sets forth the future amortization as of December 31, 2021 associated with computer software and other intangibles:

	2022	2023	2024	2025	2026	Thereafter	Total
Reacquired rights	$22.3	$22.3	$22.3	$22.3	$22.3	$173.2	$284.7
Computer software	135.5	133.1	109.9	78.4	39.8	60.8	557.5
Customer relationship	243.8	225.8	207.6	189.5	171.5	755.1	1,793.3
Database	177.0	163.6	150.0	136.0	122.5	536.0	1,285.1
Other Intangibles	16.9	16.8	16.3	16.3	16.2	98.9	181.4
Total	$595.5	$561.6	$506.1	$442.5	$372.3	$1,624.0	$4,102.0

Allowance for Credit Risks:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Predecessor:
December 31, 2018	$14.1
Additions charged to costs and expenses	0.7
Write-offs	(0.6)
Recoveries	0.2
Other	0.2
February 7, 2019	$14.6

Successor:
January 1, 2019	$—
Additions charged to costs and expenses	5.4
Write-offs	(0.4)
Recoveries	2.5
Other	0.1
December 31, 2019	$7.6
Additions charged to costs and expenses	8.1
Write-offs	(5.8)
Recoveries	1.8
Other	(0.3)
December 31, 2020	$11.4
Additions charged to costs and expenses	12.3
Write-offs	(8.3)
Recoveries	1.4
Other	(0.3)
December 31, 2021	$16.5

Deferred Tax Asset Valuation Allowance:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Predecessor:
December 31, 2018	$34.4
Additions charged (credited) to costs and expenses	—
Additions charged (credited) due to foreign currency fluctuations	—
Additions charged (credited) to other accounts	—
February 7, 2019	$34.4

Successor:
January 1, 2019	$—
Acquisition	60.8
Additions charged (credited) to costs and expenses	(27.2)
Additions charged (credited) due to foreign currency fluctuations	0.2
January 1, 2020	$33.8
Additions charged (credited) to costs and expenses	0.5
Additions charged (credited) due to foreign currency fluctuations	2.3
Additions charged (credited) to other accounts	—
December 31, 2020	$36.6
Additions charged (credited) to costs and expenses	4.2
Additions charged (credited) due to foreign currency fluctuations	(1.6)
Additions charged (credited) to other accounts	0.2
December 31, 2021	$39.4

Other Income (Expense) — Net
Other income (expense) - net was as follows:

	Successor			Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Non-operating pension income (expense) (1)	$53.7	$46.2	$36.5	$(85.7)
Change in fair value of make-whole derivative liability (2)	—	(32.8)	(172.4)	—
Debt redemption premium (3)	(29.5)	(50.1)	—	—
Miscellaneous other income (expense) – net (4)	(9.3)	25.1	(17.6)	(0.3)
Other income (expense) – net	$14.9	$(11.6)	$(153.5)	$(86.0)
(1)Higher non-operating pension income for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by lower interest cost.
Higher non-operating pension income for the year ended December 31, 2020 compared to the period from January 1, 2019 to December 31, 2019 was primarily driven by lower interest cost and higher expected asset return. Higher non-operating pension expense for the period from January 1, 2019 to February 7, 2019 was due to a non-recurring pension settlement charge of $85.8 million related to the then-existing U.S. Non-Qualified plans.
(2)Related to the make-whole provision associated with the Series A Preferred Stock. See Note 1 to the consolidated financial statements.
(3)See Note 6 to the consolidated financial statements.
(4)The change in Miscellaneous Other Income - net for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by a gain recorded in the prior year associated with the change in fair value related to the foreign currency collar we entered into in connection with the Bisnode acquisition and higher foreign currency exchange gains in the prior year related to the revaluation of our intercompany loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
The increase in Miscellaneous Other Expense - net for the year ended December 31, 2020 compared to each of the prior periods was primarily driven by the change in fair value related to the foreign currency collar we entered into in connection with the Bisnode acquisition and higher foreign currency exchange gains in 2020 related to the revaluation of our intercompany loans.

Note 18 -- Segment Information
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
On January 8, 2021, we acquired 100% ownership of Bisnode and in November 2021, we acquired 100% ownership of Eyeota and NetWise (together "Eyeota/NetWise"). See Note 16 for further discussion. Financial results of Bisnode and Eyeota/NetWise have been included in our International segment and North America segment, respectively, since the respective acquisition dates,
We use EBITDA as the primary profitability measure for making decisions regarding ongoing operations. We define adjusted EBITDA as net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor)/The Dun & Bradstreet Corporation (Predecessor) excluding the following items: (i) depreciation and amortization; (ii) interest expense and income; (iii) income tax benefit or provision; (iv) other non-operating expenses or income; (v) equity in net income of affiliates; (vi) net income attributable to non-controlling interests; (vii) dividends allocated to preferred stockholders; (viii) other incremental or reduced expenses and revenue from the application of purchase accounting (e.g. commission asset amortization and acquisitions); (ix) equity-based compensation; (x) restructuring charges; (xi) merger and acquisition-related operating costs; (xii) transition costs primarily consisting of non-recurring expenses associated with transformational and integration activities, as well as incentive expenses associated with our synergy program; (xiii) legal reserve and costs associated with significant legal and regulatory matters; and (xiv) asset impairment. Our client solution sets are Finance & Risk and Sales & Marketing. Inter-segment sales are immaterial, and no single client accounted for 10% or more of our total revenue.

	Successor			Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Revenue:
North America	$1,499.4	$1,460.0	$1,317.5	$148.2
International	671.0	299.8	260.4	30.5
Corporate and other (1)	(4.8)	(21.1)	(138.9)	—
Consolidated total	$2,165.6	$1,738.7	$1,439.0	$178.7
(1)Corporate and other includes revenue adjustment of $4.8 million recorded in accordance with GAAP to the International segment due to the timing of the completion of the Bisnode acquisition for the year ended December 31, 2021, deferred revenue purchase accounting adjustments recorded in accordance with GAAP related to the Take-Private Transaction and acquisitions of $21.1 million for the year ended December 31, 2020 and $138.9 million for the period from January 1, 2019 to December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Successor			Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Adjusted EBITDA
North America	$715.3	$696.2	$629.9	$60.4
International	194.1	91.0	87.8	12.5
Corporate and other (1)	(62.3)	(75.8)	(212.6)	(9.3)
Consolidated total	$847.1	$711.4	$505.1	$63.6
Depreciation and amortization	(615.9)	(537.8)	(487.1)	(11.1)
Interest expense - net	(205.7)	(270.4)	(301.0)	(5.2)
Dividends allocated to preferred stockholders	—	(64.1)	(114.0)	—
Benefit (provision) for income taxes	(23.4)	112.4	118.3	27.5
Other income (expense) - net	14.9	(11.6)	(153.5)	(86.0)
Equity in net income of affiliates	2.7	2.4	4.2	0.5
Net income (loss) attributable to non-controlling interest	(5.8)	(4.9)	(6.4)	(0.8)
Other incremental or reduced expenses and revenue from the application of purchase accounting	12.9	18.8	21.2	—
Equity-based compensation	(33.3)	(45.1)	(11.7)	(11.7)
Restructuring charges	(25.1)	(37.3)	(52.3)	(0.1)
Merger and acquisition-related operating costs	(14.1)	(14.1)	(161.1)	(52.0)
Transition costs	(11.6)	(31.9)	(32.3)	(0.3)
Legal reserve associated with significant legal and regulatory matters	(12.8)	(3.9)	0.2	—
Asset impairment	(1.6)	(4.5)	(3.7)	—
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (Successor) / The Dun & Bradstreet Corporation (Predecessor)	$(71.7)	$(180.6)	$(674.1)	$(75.6)

(1)Corporate and other includes revenue adjustment of $4.8 million recorded in accordance with GAAP to the International segment due to the timing of the completion of the Bisnode acquisition for the year ended December 31, 2021, deferred revenue purchase accounting adjustments recorded in accordance with GAAP related to the Take-Private Transaction and acquisitions of $21.1 million for the year ended December 31, 2020 and $138.9 million for the period from January 1, 2019 to December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Successor			Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019
Depreciation and amortization:
North America	$60.2	$46.3	$36.1	$5.8
International	12.1	8.3	6.2	1.5
Total segments	72.3	54.6	42.3	7.3
Corporate and other (1)	543.6	483.2	444.8	3.8
Consolidated total	$615.9	$537.8	$487.1	$11.1
Capital expenditures:
North America (2)	$81.1	$1.9	$9.5	$0.2
International	5.1	5.8	1.9	0.1
Total segments	86.2	7.7	11.4	0.3
Corporate and other	0.1	0.1	1.0	(0.1)
Consolidated total	$86.3	$7.8	$12.4	$0.2
Additions to computer software and other intangibles:
North America (3)	$144.0	$107.4	$48.8	$4.3
International	25.8	6.4	6.5	0.8
Total segments	169.8	113.8	55.3	5.1
Corporate and other	0.9	1.4	2.1	—
Consolidated total	$170.7	$115.2	$57.4	$5.1

(1)Depreciation and amortization for Corporate and other includes incremental amortization resulting from the Take-Private Transaction and recent acquisitions.
(2)The increase in capital expenditures for North America was primarily due to the $76.6 million purchase of an office building for our new global headquarters office in June 2021. See Note 17 for further discussion.
(3)In-place lease intangibles of $7.1 million for the year ended December 31, 2021 related to the building purchase for our new global headquarters office are included in capital expenditures. See Note (2) above.

Supplemental Geographic and Customer Solution Set Information:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	December 31, 2021	December 31, 2020
Assets:
North America	$8,232.2	$8,522.9
International	1,765.0	697.4
Consolidated total	$9,997.2	$9,220.3

Goodwill:
North America	$2,928.4	$2,745.5
International	564.9	112.4
Consolidated total	$3,493.3	$2,857.9

Other intangibles:
North America	$4,186.2	$4,534.5
International	638.3	280.3
Consolidated total	$4,824.5	$4,814.8

Other long-lived assets (excluding deferred income tax):
North America	$713.4	$562.9
International	229.5	96.2
Consolidated total	$942.9	$659.1
Total long-lived assets	$9,260.7	$8,331.8

	Successor			Predecessor
Customer Solution Set Revenue	Year ended December 31, 2021	Year ended December 31, 2020	Period from January 1 to December 31, 2019	Period from January 1 to February 7, 2019

North America (1):
Finance & Risk	$834.7	$811.2	$729.1	$80.4
Sales & Marketing	664.7	648.8	588.4	67.8
Total North America	$1,499.4	$1,460.0	$1,317.5	$148.2
International:
Finance & Risk	$430.3	$244.0	$210.4	$24.2
Sales & Marketing	240.7	55.8	50.0	6.3
Total International	$671.0	$299.8	$260.4	$30.5
Corporate and other:
Finance & Risk	$(2.2)	$(10.8)	$(82.9)	$—
Sales & Marketing	(2.6)	(10.3)	(56.0)	—
Total Corporate and other	$(4.8)	$(21.1)	$(138.9)	$—
Total Revenue:
Finance & Risk	$1,262.8	$1,044.4	$856.6	$104.6
Sales & Marketing	902.8	694.3	582.4	74.1
Total Revenue	$2,165.6	$1,738.7	$1,439.0	$178.7
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
After the completion of the Take-Private Transaction on February 8, 2019, our parent entity was collectively controlled by entities affiliated with Bilcar, LLC ("Bilcar"), Thomas H. Lee Partners, L.P. ("THL"), Cannae Holdings, Inc. ("Cannae Holdings"), Black Knight, Inc. ("Black Knight") and CC Capital Partners LLC ("CC Capital"), collectively the "Investor Consortium." Subsequent to the close of the IPO and the concurrent private placement on July 6, 2020 (see Note 1 for further discussion), the Investor Consortium continues to be able to exercise significant voting influence over fundamental and significant corporate matters and transactions by their ability to designate five members of our board of directors.
Our Chief Executive Officer Anthony Jabbour also serves as the Chairman and Chief Executive Officer of Black Knight and a member of the board of directors of Paysafe Limited ("Paysafe"). On February 15, 2022, Black Knight announced that Mr. Jabbour would transition to Executive Chairman and no longer serve as Black Knight’s Chief Executive Officer effective as of May 16, 2022. Stephen C. Daffron, co-founder of Motive Partners, served as our President and Chief Operating Officer until May 2021. Additionally, William P. Foley II, our Chairman of the board, also serves as Chairman of Cannae Holdings and formerly served as Chairman of Black Knight. Richard N. Massey, a member of the Company’s board of directors, serves as Chief Executive Officer and as a director of Cannae Holdings. Certain of our key employees have dual responsibilities among the Investor Consortium.
In June 2021, we entered into a five-year agreement with Black Knight. Pursuant to the agreement, D&B will receive total data license fees of approximately $24 million over a five-year period. Also over the five-year period, Black Knight is engaged to provide certain products and data, as well as professional services for an aggregate fee of approximately $34 million. In addition, D&B and Black Knight will jointly market certain solutions and data. The agreement was approved by our Audit Committee. We recognized $4.5 million of revenue for the year ended December 31, 2021 and operating expenses of $1.9 million for the year ended December 31, 2021. As of December 31, 2021, we included a receivable from Black Knight of $0.2 million within "Accounts receivable" and a liability to Black Knight of $3.4 million, of which $0.9 million was within "Other accrued and current liabilities" and $2.5 million was within "Other non-current liabilities."
In September 2021, we entered into a 10-year agreement with Paysafe. Pursuant to the agreement, D&B will provide data license and risk management solution services to Paysafe. The agreement is cancellable by either party without penalty at each annual anniversary of the contract effective date by providing written notice not less than 90 days prior to the anniversary date. The agreement was approved by our Audit Committee. In connection with the agreements associated with Paysafe, we recognized revenue of $4.5 million for the year ended December 31, 2021, and operating expenses of $1.2 million for the year ended December 31, 2021. As of December 31, 2021, we included a receivable from Paysafe of $4.1 million within "Accounts receivable" and a liability to Paysafe of $1.2 million within "Other accrued and current liabilities."
In November 2020, we entered into a consulting service agreement with Black Knight. The agreement is cancellable upon mutual agreement. Pursuant to the agreement, Black Knight provides the Company consulting services, in exchange for fees in an amount equal to Black Knight's cost plus 10 percent markup. We recorded $0.1 million consulting fees to Black Knight for the year ended December 31, 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

On February 8, 2019, the Company entered into a services agreement with MVB Management, LLC ("MVB"), an entity affiliated with William P. Foley II, who is affiliated with Bilcar, and Chinh E. Chu, who is affiliated with CC Capital, and THL Managers VIII, LLC ("THL Managers"), an entity affiliated with THL, pursuant to which MVB and THL Managers provided services in connection with the Take-Private Transaction. The Company paid a total fee of $29.1 million to MVB under the agreement upon the close of the Take-Private Transaction, which we included as "selling and administrative expenses" in the Successor’s statement of operations and comprehensive income (loss) for the period from January 1, 2019 to December 31, 2019. Under the services agreement, the Company must reimburse the reasonable and documented out-of-pocket expenses incurred by MVB and THL Managers in performing the ongoing services. The Company has made no payments pursuant to the reimbursement provision during the year ended December 31, 2020 and the period from January 1, 2019 to December 31, 2019. The reimbursement provision was terminated following the IPO transaction. Also in connection with the IPO transaction, we paid fees of $2.5 million each to THL Managers and entities affiliated with William P. Foley II and Chinh E. Chu (Bilcar and CC Star Holdings, LP, respectively) for services provided prior to the IPO.
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

Note 20 -- Contractual Obligations
Technology, Data and Other Service Agreements
We have various contractual commitments in the normal course of business primarily related to information technology and data processing service, technology support for product application development and global system maintenance. The purchase obligation as of December 31, 2021 is approximately $1,563 million.

Worldwide Network Alliance Agreements
We have entered into commercial service agreements with our third-party Worldwide Network Alliances with various terms ranging from five to 10 years. These agreements provide us access to certain international data and services from our partners in order to serve our global clients. Effective January 1, 2020, we renegotiated our agreements with our Worldwide Network Alliances, which expanded our buying capacity. At December 31, 2021, total payments to our Worldwide Network Alliances over the remaining terms of all agreements aggregate to approximately $474 million.
The following table quantifies our future contractual obligations as discussed above as of December 31, 2021:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	2022	2023	2024	2025	2026	Thereafter	Total
Commitments to purchase obligations	$317.6	$249.7	$204.9	$194.8	$204.9	$864.8	$2,036.7
The table above excludes our obligations with respect to debt, leases, contingent liabilities, unrecognized tax benefits and pension obligations for which funding requirements are uncertain. Our obligations with respect to debt, leases, contingent liabilities, unrecognized tax benefits, and pension and postretirement medical benefit plans are described in Notes 6, 7, 8, 9 and 10, respectively to our consolidated financial statements.
Note 21 -- Quarterly Financial Data (Unaudited)
Our quarterly financial statements are prepared on the same basis as the audited annual financial statements, and include all adjustments necessary for the fair statement of our results of operations for these periods.

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2021
Revenue	$504.5	$520.9	$541.9	$598.3
Operating income (loss)	$8.3	$26.9	$49.5	$60.9
Net income (loss) (1)	$(23.3)	$(50.8)	$18.2	$(10.0)
Net (income) loss attributable to the non-controlling interest	$(1.7)	$(0.9)	$(1.6)	$(1.6)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(25.0)	$(51.7)	$16.6	$(11.6)
(1)Includes an expense within non-operating expense-net of $29.5 million and $12.5 million in the three months ended December 31, 2021 related to the early redemption premium paid and the write-off of the associated debt issuance cost and discount, respectively, as a result of the partial redemption of our senior secured and unsecured notes (see Note 6).

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2020
Revenue (1)	$395.7	$418.7	$444.4	$479.9
Operating income (loss) (2)	$(7.2)	$(2.3)	$45.5	$19.6
Net income (loss) (3)(4)	$74.3	$(174.7)	$(14.3)	$3.1
Net (income) loss attributable to the non-controlling interest	$(0.4)	$(1.2)	$(2.0)	$(1.3)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$41.9	$(208.0)	$(16.3)	$1.8
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

Note 22 -- Subsequent Events
Effective January 18, 2022, we amended our credit agreement dated February 8, 2019, specifically related to the Term Loan Facility, to establish Incremental Term Loans in an aggregate principal amount of $460 million. We used the proceeds of such Incremental Term Loans to redeem our outstanding $420 million in aggregate principal amount of our 6.875% Senior Secured Notes due 2026 and pay related fees, costs, premiums and expenses. See Note 6 for further discussion.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Act is: (a) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
We completed the Bisnode acquisition in January 2021 (see Note 16 to the Consolidated Financial Statements). The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal control over financial reporting of Bisnode in accordance with the SEC Staff’s guidance companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. Due to the size, breadth and complexity of Bisnode’s global operations, management’s evaluation of internal control over financial reporting excluded the internal control activities of Bisnode. Bisnode represented less than 2% of total assets, excluding goodwill and intangible assets which are included within the scope of our assessment, and approximately 18% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
The Company is in the process of completing integrating policies, processes, people, technology and operations for the post-acquisition combined company, and it will continue to evaluate the impact of any related changes to internal controls, and will include Bisnode in its assessment of internal controls in 2022. Other than related to the Bisnode acquisition, there were no changes in our internal control over financial reporting that occurred during the twelve months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185.

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

3.1	Amended and Restated Certificate of Incorporation of Dun & Bradstreet Holdings, Inc., filed with the Secretary of State of the State of Delaware on July 2, 2020. (SEC File No. 001-39361)*

3.2	Amended and Restated Bylaws of Dun & Bradstreet Holdings, Inc., effective July 2, 2020 (SEC File No. 001-39361).*

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020) (SEC File No. 333-239050).*

4.2	Letter Agreement regarding voting, dated as of June 30, 2020 (SEC File No. 001-39361).*

4.3
Registration Rights Agreement, dated July 6, 2020, by and among Dun & Bradstreet Holdings, Inc., Star Parent, L.P. and each of the persons listed on the signature pages thereto (SEC File No. 001-39361).*

4.4	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (SEC File No. 001-39361).*

10.1
Credit Agreement, dated February 8, 2019, among Star Merger Sub, Inc. (to be merged with and into The Dun & Bradstreet Corporation), Star Intermediate III, LLC and Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, and the financial institutions party thereto, as Joint Lead Arrangers and Joint Bookrunners and as Senior Managing Agents (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.2
First Amendment to the Credit Agreement, dated as of February 10, 2020, to the Credit Agreement dated as of February 8, 2019, among The Dun & Bradstreet Corporation, Star Intermediate III, LLC and Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, and the financial institutions party thereto (filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.3
Amendment No. 2 to the Credit Agreement, dated as of September 11, 2020, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on September 14, 2020) (SEC File No. 001-39361).*

10.4
Amendment No. 3 to the Credit Agreement, dated as of November 18, 2020, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on November 19, 2020) (SEC File No. 001-39361).*

10.5
Amendment No. 4 to the Credit Agreement, dated as of January 27, 2021, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on January 28, 2021) (SEC File No. 001-39361).*

10.6
Amendment No. 5 to the Credit Agreement, dated as of January 18, 2022, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on January 18, 2022) (SEC File No. 001-39261).*

10.7
Indenture, dated December 20, 2021, by and among The Dun & Bradstreet Corporation, the guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on December 20, 2021) (SEC File No. 001-39261).*

10.8
Indenture governing Senior Secured Notes, dated February 8, 2019, among Star Merger Sub, Inc. (to be merged with and into The Dun & Bradstreet Corporation), the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.9
First Supplemental Indenture to the Indenture governing the Senior Secured Notes, dated as of February 8, 2019, by and among The Dun & Bradstreet Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent (filed as Exhibit 10.4 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.10
Second Supplemental Indenture to the Indenture governing the Senior Secured Notes, dated as of October 29, 2019, by and among The Dun & Bradstreet Corporation, Lattice Engine's, Inc. (as the guaranteeing entity) and Wilmington Trust, National Association, as trustee and notes collateral agent (filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.11
Employment Agreement by and between Anthony M. Jabbour and The Dun & Bradstreet Corporation, dated February 8, 2019 (filed as Exhibit 10.9 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.12
Amendment to the Employment Agreement by and between Anthony M. Jabbour and The Dun & Bradstreet Corporation, dated as of June 18, 2020 (filed as Exhibit 10.10 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.13
Employment Agreement by and between Bryan T. Hipsher and The Dun & Bradstreet Corporation, dated February 8, 2019 (filed as Exhibit 10.13 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.14
Amendment to the Employment Agreement by and between Bryan T. Hipsher and The Dun & Bradstreet Corporation, dated as of June 18, 2020 (filed as Exhibit 10.14 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.15
Employment Agreement by and between Joe A. Reinhardt III and The Dun & Bradstreet Corporation, dated February 8, 2019 (filed as Exhibit 10.15 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.16
Amendment to the Employment Agreement by and between Joe A. Reinhardt III and The Dun & Bradstreet Corporation, dated as of June 18, 2020 (filed as Exhibit 10.16 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.17
2019 Long Term Incentive Plan for Executive Employees (filed as Exhibit 10.13 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*†

10.18	Cost Savings Achievement Plan (filed as Exhibit 10.15 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*†

10.19	Dun & Bradstreet 2020 Omnibus Incentive Plan (filed as Exhibit 99.1 to the Registration Statement on Form S-8 filed by Dun & Bradstreet Holdings, Inc. on July 2, 2020) (SEC File No. 333-239655).*†

10.20
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

10.22
Form of Grant Agreement for Stock Option Awards under the Agreement under Dun & Bradstreet 2020 Omnibus Plan (filed as Exhibit 10.22 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020) (SEC File No. 333-239050).*†

10.23	Notice and Restricted Stock Award Agreement for 2021 Time-based and Performance-based Restricted Stock Awards (Executives)

10.24	Notice and Restricted Stock Award Agreement for 2021 Time-based Restricted Stock Awards (Directors)

10.25
Dun & Bradstreet Employee Stock Purchase Plan (filed as Exhibit 99.1 to the Registration Statement on Form S-8 filed by Dun & Bradstreet Holdings, Inc. on December 1, 2020) (SEC File No. 333-251049).*†

10.26
Services Agreement, dated as of February 8, 2019, among The Dun and Bradstreet Corporation, MVB Management, LLC, and THL Managers VIII, LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 20-Q filed by Dun & Bradstreet Holdings, Inc. on August 6, 2020) (SEC File No. 001-39361).*

21.1	List of subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from Dun & Bradstreet Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statement of Operations and Comprehensive Income (Loss), (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder Equity (Deficit), and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101)
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
Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY M. JABBOUR	Chief Executive Officer and Director	February 24, 2022
Anthony M. Jabbour	(Principal Executive Officer)

/s/ BRYAN T. HIPSHER	Chief Financial Officer	February 24, 2022
Bryan T. Hipsher	(Principal Financial Officer)

/s/ ANTHONY PIETRONTONE	Chief Accounting Officer	February 24, 2022
Anthony Pietrontone	(Principal Accounting Officer)

/s/ WILLIAM P. FOLEY II	Chairman of the Board	February 24, 2022
William P. Foley II

/s/ ELLEN R. ALEMANY	Director	February 24, 2022
Ellen R. Alemany

/s/ DOUGLAS K. AMMERMAN	Director	February 24, 2022
Douglas K. Ammerman

/s/ CHINH E. CHU	Director	February 24, 2022
Chinh E. Chu

/s/ THOMAS M. HAGERTY	Director	February 24, 2022
Thomas M. Hagerty

/s/ KEITH J. JACKSON	Director	February 24, 2022
Keith J. Jackson

/s/ RICHARD N. MASSEY	Director	February 24, 2022
Richard N. Massey

/s/ JAMES A. QUELLA	Director	February 24, 2022
James A. Quella

/s/ GANESH B. RAO	Director	February 24, 2022
Ganesh B. Rao