Form 10-Q
period 2022-03-31
Dun & Bradstreet Holdings, Inc.
filed 2022-05-09
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 434,081,419 shares outstanding of the Registrant's common stock as of May 5, 2022.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2022

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2022	2021
Revenue	$536.0	$504.5
Cost of services (exclusive of depreciation and amortization)	176.7	160.9
Selling and administrative expenses	188.2	179.8
Depreciation and amortization	149.4	149.7
Restructuring charges	5.3	5.8
Operating costs	519.6	496.2
Operating income (loss)	16.4	8.3
Interest income	0.3	0.1
Interest expense	(47.2)	(48.9)
Other income (expense) - net	(9.3)	6.8
Non-operating income (expense) - net	(56.2)	(42.0)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(39.8)	(33.7)
Less: provision (benefit) for income taxes	(9.3)	(9.8)
Equity in net income of affiliates	0.7	0.6
Net income (loss)	(29.8)	(23.3)
Less: net (income) loss attributable to the non-controlling interest	(1.5)	(1.7)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(31.3)	$(25.0)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.07)	$(0.06)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.07)	$(0.06)
Weighted average number of shares outstanding-basic	428.8	428.5
Weighted average number of shares outstanding-diluted	428.8	428.5
Other comprehensive income (loss), net of income taxes:
Net income (loss)	$(29.8)	$(23.3)
Foreign currency translation adjustments, net of tax (1)	$(36.3)	$(49.3)
Defined benefit pension plans:
Prior service credit (cost), net of tax expense (benefit) (2)	(0.1)	—
Net actuarial gain (loss), net of tax expense (benefit) (3)	—	0.4
Derivative financial instrument, net of tax expense (benefit) (4)	23.6	1.8
Total other comprehensive income (loss), net of tax	$(12.8)	$(47.1)
Comprehensive income (loss), net of tax	$(42.6)	$(70.4)
Less: comprehensive (income) loss attributable to the non-controlling interest	(1.5)	(2.4)
Comprehensive income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(44.1)	$(72.8)
(1)Tax Expense (Benefit) of $(0.9) million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.
(2)Tax Expense (Benefit) of less than $(0.1) million for the three months ended March 31, 2022.
(3)Tax Expense (Benefit) of $0.1 million for the three months ended March 31, 2021.
(4)Tax Expense (Benefit) of $8.7 million and $(0.1) million for the three months ended March 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$215.8	$177.1
Accounts receivable, net of allowance of $17.5 at March 31, 2022 and $16.5 at December 31, 2021 (Note 3)	339.4	401.7
Prepaid taxes	52.9	52.2
Other prepaids	67.8	63.9
Interest rate swap assets (Note 12)	42.4	10.1
Other current assets	14.0	13.0
Total current assets	732.3	718.0
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $30.3 at March 31, 2022 and $27.5 at December 31, 2021	95.6	96.8
Computer software, net of accumulated amortization of $258.8 at March 31, 2022 and $234.2 at December 31, 2021 (Note 15)	563.4	557.4
Goodwill (Notes 15 and 16)	3,475.4	3,493.3
Deferred income tax	17.2	18.5
Other intangibles (Notes 15 and 16)	4,689.7	4,824.5
Deferred costs (Note 3)	116.7	116.1
Other non-current assets (Note 6)	166.9	172.6
Total non-current assets	9,124.9	9,279.2
Total assets	$9,857.2	$9,997.2
Liabilities
Current liabilities
Accounts payable	$74.9	$83.5
Accrued payroll	62.3	125.6
Short-term debt (Note 5)	32.7	28.1
Deferred revenue (Note 3)	632.8	569.4
Other accrued and current liabilities (Note 6)	170.7	198.3
Total current liabilities	973.4	1,004.9
Long-term pension and postretirement benefits (Note 9)	167.0	178.4
Long-term debt (Note 5)	3,688.7	3,716.7
Deferred income tax	1,180.1	1,207.2
Other non-current liabilities (Note 6)	139.1	144.7
Total liabilities	6,148.3	6,251.9
Commitments and contingencies (Note 7)

Equity
Common Stock, $0.0001 par value per share, authorized—2,000,000,000 shares; 434,988,280 shares issued and 434,115,063 shares outstanding at March 31, 2022 and 432,070,999 shares issued and 431,197,782 shares outstanding at December 31, 2021	—	—
Capital surplus	4,506.8	4,500.4
Accumulated deficit	(793.1)	(761.8)
Treasury Stock, 873,217 shares at both March 31, 2022 and December 31, 2021	(0.3)	(0.3)
Accumulated other comprehensive loss	(69.9)	(57.1)
Total stockholder equity	3,643.5	3,681.2
Non-controlling interest	65.4	64.1
Total equity	3,708.9	3,745.3
Total liabilities and stockholder equity	$9,857.2	$9,997.2

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows provided by (used in) operating activities:
Net income (loss)	$(29.8)	$(23.3)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	149.4	149.7
Amortization of unrecognized pension loss (gain)	(0.1)	0.5
Debt early redemption premium expense	16.3	—
Amortization and write off of deferred debt issuance costs	11.0	4.7
Equity-based compensation expense	10.7	7.6
Restructuring charge	5.3	5.8
Restructuring payments	(4.0)	(3.3)
Changes in deferred income taxes	(28.8)	(26.1)
Changes in operating assets and liabilities: (1)
(Increase) decrease in accounts receivable	59.5	9.9
(Increase) decrease in prepaid taxes, other prepaids and other current assets	(5.7)	61.2
Increase (decrease) in deferred revenue	70.9	78.7
Increase (decrease) in accounts payable	(12.1)	(2.1)
Increase (decrease) in accrued liabilities	(70.6)	(61.2)
Increase (decrease) in other accrued and current liabilities	(16.4)	(9.1)
(Increase) decrease in other long-term assets	0.6	(2.6)
Increase (decrease) in long-term liabilities	(18.1)	(23.9)
Net, other non-cash adjustments	0.7	1.7
Net cash provided by (used in) operating activities	138.8	168.2
Cash flows provided by (used in) investing activities:
Acquisitions of businesses, net of cash acquired	—	(617.0)
Cash settlements of foreign currency contracts	(1.7)	23.3
Capital expenditures	(4.1)	(1.2)
Additions to computer software and other intangibles	(43.6)	(42.4)
Other investing activities, net	—	(0.6)
Net cash provided by (used in) investing activities	(49.4)	(637.9)
Cash flows provided by (used in) financing activities:
Payment for debt early redemption premiums	(16.3)	—
Payment of long term debt	(420.0)	—
Proceeds from borrowings on Credit Facility	1.7	50.0
Proceeds from borrowings on Term Loan Facility	460.0	300.0
Payments of borrowings on Credit Facility	(61.7)	(50.0)
Payments of borrowing on Term Loan Facility	(7.0)	(7.0)
Payment of debt issuance costs	(7.4)	(2.6)
Other financing activities, net	(0.3)	(0.3)
Net cash provided by (used in) financing activities	(51.0)	290.1
Effect of exchange rate changes on cash and cash equivalents	0.3	0.7
Increase (decrease) in cash and cash equivalents	38.7	(178.9)
Cash and Cash Equivalents, Beginning of Period	177.1	352.3
Cash and Cash Equivalents, End of Period	$215.8	$173.4
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income taxes payment (refund), net	$30.5	$(57.4)
Interest	$40.7	$63.0
Noncash Investing and Financing activities:
Fair value of acquired assets, including measurement period adjustments	$0.5	$1,185.8
Cash paid for acquired businesses	—	(646.9)
Unpaid purchase price accrued in "Other accrued and current liabilities"	(0.5)	—
6,237,087 shares of common stock issued for the acquisition	—	(158.9)
Assumed liabilities from acquired businesses including non-controlling interest and measurement period adjustments	$—	$380.0
(1)Net of the effect of acquisitions, see further details in Note 14.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Stockholder Equity
(In millions)
(Unaudited)

	Common stock	Capital surplus	(Accumulated deficit) Retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholder equity	Non-controlling interest	Total equity

Three months ended March 31, 2021
Balance, January 1, 2021	$—	$4,310.2	$(690.1)	$—	$26.2	$(120.3)	$(0.4)	$3,525.6	$58.3	$3,583.9
Net income (loss)	—	—	(25.0)	—	—	—	—	(25.0)	1.7	(23.3)
Shares issued for Bisnode acquisition	—	158.9	—	—	—	—	—	158.9	—	158.9
Equity-based compensation plans	—	6.2	—	(0.3)	—	—	—	5.9	—	5.9
Pension adjustments, net of tax expense of $0.1	—	—	—	—	—	0.4	—	0.4	—	0.4
Change in cumulative translation adjustment, net of tax expense of $1.1	—	—	—	—	(50.0)	—	—	(50.0)	0.7	(49.3)
Derivative financial instruments, net of tax benefit of $0.1	—	—	—	—	—	—	1.8	1.8	—	1.8
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, March 31, 2021	$—	$4,475.3	$(715.1)	$(0.3)	$(23.8)	$(119.9)	$1.4	$3,617.6	$60.6	$3,678.2

Three months ended March 31, 2022
Balance, January 1, 2022	$—	$4,500.4	$(761.8)	$(0.3)	$(52.6)	$(11.9)	$7.4	$3,681.2	$64.1	$3,745.3
Net income (loss)	—	—	(31.3)	—	—	—	—	(31.3)	1.5	(29.8)
Equity-based compensation plans	—	6.4	—	—	—	—	—	6.4	—	6.4
Pension adjustments, net of tax benefit of less than $0.1	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Change in cumulative translation adjustment, net of tax benefit of $0.9	—	—	—	—	(36.3)	—	—	(36.3)	—	(36.3)
Derivative financial instruments, net of tax expense of $8.7	—	—	—	—	—	—	23.6	23.6	—	23.6
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance, March 31, 2022	$—	$4,506.8	$(793.1)	$(0.3)	$(88.9)	$(12.0)	$31.0	$3,643.5	$65.4	$3,708.9
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DUN & BRADSTREET HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollar amounts, except share data and per share data, in millions)
Note 1 --Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Dun & Bradstreet Holdings, Inc. and its subsidiaries ("we" or "us" or "our" or the "Company") were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). They should be read in conjunction with the consolidated financial statements and related notes, which appear in the consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission ("SEC") on February 24, 2022. The unaudited condensed consolidated financial statements for interim periods do not include all disclosures required by GAAP for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.
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
Our unaudited condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the unaudited consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Since early 2020, the novel coronavirus ("COVID-19") and its variants have caused disruptions and continue to cause disruption in the economy and volatility in the global financial markets. While we continue to expect the impact of COVID-19 to global businesses to moderate, there still remains uncertainty regarding its duration and the speed and nature of recovery. In addition, the ongoing conflict between Russia and Ukraine, which started in February 2022, has further exacerbated uncertainty in the global economy resulting from disruptions in supply chains and government sanctions. The extent of the impact of the COVID-19 global pandemic and the current Russia/Ukraine conflict on our operations and financial performance will depend on, among many factors, the duration of the pandemic, the continuation of the Russia/Ukraine conflict, the government mandates or guidance regarding COVID-19 restrictions and their effects on our clients and vendors, which continue to be uncertain at this time and cannot be predicted. The ongoing uncertainty may affect management's estimates and assumptions of variable consideration in contracts with clients as well as other estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions.
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
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The amendments require an acquirer to recognize and measure contract assets and contract liabilities in a business combination based on the guidance of ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" rather than fair value. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption of this ASU is permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. We early adopted this update during the fourth quarter of 2021. As a result of the adoption of this update, no fair value adjustments were made to the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

acquired deferred revenue balances for acquisitions completed in 2021. See Note 14 to the consolidated financial statements for further detail.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04 "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance in ASU No. 2020-04. Both ASU's were effective upon issuance, and the Company may elect to apply the amendments prospectively through December 31, 2022 as the transition from LIBOR is completed. On April 20, 2022, the FASB issued a proposed ASU that would extend the transition date to December 31, 2024.
Note 3 -- Revenue
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2022 is as follows:

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Future revenue	$1,047.7	$688.7	$398.6	$189.5	$136.6	$396.5	$2,857.6

The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Timing of Revenue Recognition

	Three months ended March 31,
	2022	2021
Revenue recognized at a point in time	$208.8	$205.0
Revenue recognized over time	327.2	299.5
Total revenue recognized	$536.0	$504.5
Contract Balances

	At March 31, 2022	At December 31, 2021
Accounts receivable, net	$339.4	$401.7
Short-term contract assets (1)	$4.0	$3.4
Long-term contract assets (2)	$12.3	$9.1
Short-term deferred revenue	$632.8	$569.4
Long-term deferred revenue (3)	$17.3	$13.7
(1) Included within "Other current assets" in the condensed consolidated balance sheet.
(2) Included within "Other non-current assets" in the condensed consolidated balance sheet.
(3) Included within "Other non-current liabilities" in the condensed consolidated balance sheet.

The increase in deferred revenue of $67.0 million from December 31, 2021 to March 31, 2022 was primarily due to cash payments received or due in advance of satisfying our performance obligations, largely offset by $255.9 million of revenue recognized that were included in the deferred revenue balance at December 31, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The increase in contract assets of $3.8 million is primarily due to new contract assets recognized, net of new amounts reclassified to receivables during 2021, partially offset by $6.3 million of contract assets included in the balance at January 1, 2021 that were reclassified to receivables when they became unconditional.

See Note 16 for a schedule of disaggregation of revenue.
Assets Recognized for the Costs to Obtain a Contract
Commission assets, net of accumulated amortization included in deferred costs, were $116.7 million and $116.1 million as of March 31, 2022 and December 31, 2021, respectively.
The amortization of commission assets was $8.6 million and $6.0 million for the three months ended March 31, 2022 and 2021, respectively.
Note 4 -- Restructuring Charge

We incurred restructuring charges (which generally consist of employee severance and termination costs, and contract terminations). These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
Three months ended March 31, 2022 vs. Three months ended March 31, 2021
We recorded a restructuring charge of $5.3 million for the three months ended March 31, 2022. This charge consists of:

•Severance costs of $2.5 million under ongoing benefit arrangements. Approximately 20 employees were impacted. Most of the employees impacted exited the Company by the end of the first quarter of 2022. The cash payments for these employees will be substantially completed by the end of the third quarter of 2022; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $2.8 million.
We recorded a restructuring charge of $5.8 million for the three months ended March 31, 2021. This charge consists of:

•Severance costs of $4.7 million under ongoing benefit arrangements. Approximately 35 employees were impacted. Most of the employees impacted exited the Company by the end of the first quarter of 2021. The cash payments for these employees were substantially completed by the end of the fourth quarter of 2021; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $1.1 million.

The following table sets forth the restructuring reserves and utilization for the three months ended March 31, 2022 and the three months ended March 31, 2021:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Severance and termination	Contract termination and other exit costs	Total

2022:
Balance remaining as of December 31, 2021	$4.7	$3.3	$8.0
Charge taken during first quarter 2022 (1)	2.5	0.6	3.1
Payments made during first quarter 2022	(3.4)	(0.6)	(4.0)
Balance remaining as of March 31, 2022	$3.8	$3.3	$7.1

2021:
Balance remaining as of December 31, 2020	$2.6	$7.1	$9.7
Charge taken during first quarter 2021 (1)	4.7	(0.3)	4.4
Payments made during first quarter 2021	(2.4)	(0.9)	(3.3)
Balance remaining as of March 31, 2021	$4.9	$5.9	$10.8
(1)Balance excludes charges accounted for under ASU No. 2016-02, "Leases (Topic 842)."

Note 5 -- Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

		March 31, 2022			December 31, 2021
	Maturity	Principal amount	Debt issuance costs and discount*	Carrying value	Principal amount	Debt issuance costs and discount*	Carrying value
Debt maturing within one year:
2026 Term loan (1)	February 8, 2026	$28.1	$—	$28.1	$28.1	$—	$28.1
2029 Term loan (1)	January 18, 2029	4.6	—	4.6	—	—	—
Total short-term debt		$32.7	$—	$32.7	$28.1	$—	$28.1

Debt maturing after one year:
2026 Term loan (1)	February 8, 2026	$2,747.8	$60.6	$2,687.2	$2,754.8	$64.5	$2,690.3
2029 Term loan (1)	January 18, 2029	455.4	7.2	448.2	—	—	—
Revolving facility (1) (2)	September 11, 2025	100.0	—	100.0	160.0	—	160.0
5.000% Senior unsecured notes (1)	December 15, 2029	460.0	6.7	453.3	460.0	6.8	453.2
6.875% Senior secured notes (1)	Fully paid off in January 2022	—	—	—	420.0	6.8	413.2
Total long-term debt		$3,763.2	$74.5	$3,688.7	$3,794.8	$78.1	$3,716.7
Total debt		$3,795.9	$74.5	$3,721.4	$3,822.9	$78.1	$3,744.8
*Initial debt issuance costs were recorded as a reduction of the carrying amount of the debt and amortized over the contractual term of the debt. Balances represent the unamortized portion of debt issuance costs and discounts.

(1) The 5.000% Senior Unsecured Notes, the 6.875% Senior Secured Notes and the Senior Secured Credit Facilities contain certain covenants that limit our ability to incur additional indebtedness and guarantee indebtedness, create liens, engage in mergers or acquisitions, sell, transfer or otherwise dispose of assets, pay dividends and distributions or repurchase capital

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

stock, prepay certain indebtedness and make investments, loans and advances. We were in compliance with these non-financial covenants at March 31, 2022 and December 31, 2021.
(2) The Revolving Facility contains a springing financial covenant requiring compliance with a maximum ratio of first lien net indebtedness to consolidated EBITDA of 6.75. The financial covenant applies only if the aggregate principal amount of borrowings under the Revolving Facility and certain outstanding letters of credit exceed 35% of the total amount of commitments under the Revolving Facility on the last day of any fiscal quarter. The financial covenant did not apply at March 31, 2022 and December 31, 2021.

On January 18, 2022, we amended our credit agreement dated February 8, 2019, specifically related to the Term Loan Facility, to establish Incremental Term Loans in an aggregate principal amount of $460 million with a maturity date of January 18, 2029 ("2029 Term Loan"). We used the proceeds from the 2029 Term Loans to redeem our then-outstanding $420 million in aggregate principal amount of the 6.875% Senior Secured Notes due 2026, inclusive of early redemption premium of $16.3 million, accrued interest and fees and expenses. As a result of the redemption, we recorded a loss on debt extinguishment of $23.0 million as the difference between the settlement payments of $436.3 million and the carrying amount of the debt of $413.3 million, including unamortized debt issuance costs of $6.7 million. The loss was recorded within "Non-operating income (expense)-net" for the three months ended March 31, 2022. Initial debt issuance costs of $7.4 million related to the 2029 Term Loan were recorded as a reduction of the carrying amount of the term loan and will be amortized over its contractual term.
Senior Secured Credit Facilities

Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin over a LIBOR or Secured Overnight Financing Rate ("SOFR") for the interest period relevant to such borrowing, subject to interest rate floors, and they are secured by substantially all of the Company’s assets. Initial debt issuance costs related to the Term Loan facility were recorded as a reduction of the carrying amount of the Term Loan Facility and are being amortized over the term of the facility. Initial debt issuance costs related to the Revolving Facility were included in "Other non-current assets" on the consolidated balance sheet and amortized over the term of the Revolving Facility.
Other details of the Senior Secured Credit Facilities:
•For the 2029 Term Loan, beginning June 30, 2022, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on January 18, 2029. The 2029 Incremental Term Loan bears interest at a rate per annum equal to 325 basis points over a SOFR rate for the interest period. The interest rate associated with the outstanding balance of the 2029 Term Loan at March 31, 2022 was 3.560%.
•For the term loans issued prior to January 18, 2022, beginning June 30, 2020, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026 ("2026 Term Loan"). The margin to LIBOR was 500 basis points initially. Several amendments were made subsequently to reduce the margin to LIBOR. As of March 31, 2022 and December 31, 2021, the spread was 325 basis points. The interest rate associated with the outstanding balances of the 2026 Term Loan at March 31, 2022 and December 31, 2021 were 3.697% and 3.352%, respectively.
•For borrowings under the Revolving Facility, the margin to LIBOR was 350 basis points initially. Subsequent to the IPO transaction, the spread was reduced by 25 basis points to 325 basis points, subject to a ratio-based pricing grid. The aggregate amount available under the Revolving Facility is $850 million. The available borrowings under the Revolving Facility at March 31, 2022 and December 31, 2021 were $750 million and $690 million, respectively. The interest rate associated with the outstanding balance of the Revolving Facility at March 31, 2022 and December 31, 2021 was 3.468% and 3.104%, respectively.
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $13.1 million at March 31, 2022 and $13.5 million at December 31, 2021.
On March 2, 2022, the Company entered into three-year interest rate swaps with an aggregate notional amount of
$250 million, effective February 28, 2022 through February 27, 2025. For these swaps, the Company pays a fixed rate of 1.629% and receives the one-month Term SOFR rate.

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

Note 6 -- Other Assets and Liabilities

Other Non-Current Assets

	March 31, 2022	December 31, 2021
Right of use assets	$62.7	$71.9
Prepaid pension assets	37.4	36.6
Investments	27.6	27.2
Other various	39.2	36.9
Total	$166.9	$172.6

Other Accrued and Current Liabilities:

	March 31, 2022	December 31, 2021
Accrued operating costs	$95.1	$110.4
Accrued interest expense	8.0	12.6
Short-term lease liability	24.6	26.0
Accrued income tax	6.2	16.4
Other various	36.8	32.9
Total	$170.7	$198.3

Other Non-Current Liabilities:

	March 31, 2022	December 31, 2021
Deferred revenue - long term	$17.3	$13.7
U.S. tax liability associated with the 2017 Act	44.6	44.6
Long-term lease liability	50.9	59.4
Liabilities for unrecognized tax benefits	18.9	19.2
Other various	7.4	7.8
Total	$139.1	$144.7

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
Federal Trade Commission Investigation
On April 10, 2018, the Federal Trade Commission (the “FTC” or the "Commission") issued a Civil Investigative Demand (“CID”) to Dun & Bradstreet, Inc. (“D&B Inc.,” a wholly-owned subsidiary of the Company) related to an investigation by the FTC into potential violations of Section 5 of the Federal Trade Commission Act (the “FTC Act”), primarily concerning our credit managing and monitoring products such as CreditBuilder. D&B Inc. completed its response to the CID in November 2018. On May 28, 2019, the FTC staff informed D&B Inc. that it believes that certain of D&B's practices violated Section 5 of the FTC Act, and informed D&B Inc. that it had been given authority by the FTC’s Bureau of Consumer Protection to engage in consent negotiations. Following discussions between the Company and the FTC staff, on September 9, 2019, the FTC issued a second CID seeking additional information, data and documents. The Company completed its response to the second CID in April 2020. In a letter dated March 2, 2020, the FTC staff identified areas of interest related to the CIDs and we completed our responses to the letter on April 7, 2020. On April 20, 2020, the FTC and D&B Inc. entered a tolling agreement with respect to potential claims related to the subject matter of the investigation. On February 23, 2021, the FTC staff provided D&B Inc. with a draft complaint and consent order outlining its allegations and the forms of relief sought, and advised that it had been given authority to engage in consent negotiations. Following consent negotiations, on September 21, 2021, D&B Inc. agreed to enter into an Agreement Containing Consent Order ("Consent Agreement"). On January 13, 2022, the FTC informed the Company that the Commission had voted to accept the Consent Agreement. On January 19, 2022, the Consent Agreement was published in the Federal Register, triggering a 30-day public comment period that ended on February 18, 2022. On April 6, 2022, the Commission finalized approval of the Consent Agreement.
In accordance with ASC 450, as of March 31, 2022, an amount in respect of this matter was accrued in the consolidated income statement during the first quarter of 2021, and was included in the consolidated balance sheet as of March 31, 2022 and December 31, 2021. The amount of any loss has not been fully determined, and it is possible that the amount could exceed the amount accrued and that the amount of such additional loss could be material.

Right of Publicity Class Actions

DeBose v. Dun & Bradstreet Holdings, Inc., No. 2:22-cv-00209-ES-CLW (D.N.J.)

On January 17, 2022, Plaintiff Rashad DeBose filed a Class Action Complaint against the Company, alleging that the Company used the purported class members’ names and personas to promote paid subscriptions to the Company’s Hoovers product website without consent, in violation of the Ohio right of publicity statute and Ohio common law prohibiting misappropriation of a name or likeness. This matter was recently filed and the Company is in the very early stages of investigating this matter. On March 30, 2022, the Company filed a motion to dismiss the Complaint.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

In accordance with ASC 450 Contingencies, as the Company is in the very early stage of investigating the claims, we therefore have no basis to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed. While this matter is in a very early stage, as it is a potential class action, in an abundance of caution, we have included it in our public filings.

Batis v. Dun & Bradstreet Holdings, Inc., No. 4:22-cv-01924-AGT (N.D.Cal.)

On March 25, 2022, Plaintiff Odette R. Batis filed a Class Action Complaint against the Company, alleging that the Company used the purported class members’ names and personas to promote paid subscriptions to the Company’s Hoovers product website without consent, in violation of the California right of publicity statute, California common law prohibiting misappropriation of a name or likeness and California’s Unfair Competition Law. As this matter was recently filed and the Company is in the very early stages of investigating this matter, the Company has not yet completed its evaluation of the claims or its defenses.

In accordance with ASC 450 Contingencies, as the Company is in the very early stage of investigating the claims, we therefore have no basis to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed. While this matter is in a very early stage, as it is a potential class action, in an abundance of caution, we have included it in our public filings.

Note 8 -- Income Taxes

The effective tax rate for the three months ended March 31, 2022 was 23.4%, reflecting a tax benefit of $9.3 million on pre-tax loss of $39.8 million, compared to 29.0% for the three months ended March 31, 2021, reflecting a tax benefit of $9.8 million on a pre-tax loss of $33.7 million. The reduced tax benefit for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the global intangible low-tax income ("GILTI") inclusion and higher non-deductible executive compensation partially offset by the benefit from increased income in our foreign jurisdictions taxed at lower tax rates.
Note 9 -- Pension and Postretirement Benefits
Net Periodic Pension Cost
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension plans		Postretirement benefit obligations
	Three months ended March 31,		Three months ended March 31,
	2022	2021	2022	2021
Components of net periodic cost (income):
Service cost	$0.8	$1.3	$—	$—
Interest cost	8.8	6.8	—	—
Expected return on plan assets	(20.0)	(20.8)	—	—
Amortization of prior service cost (credit)	—	—	(0.1)	(0.1)
Amortization of actuarial loss (gain)	—	0.6	—	—
Net periodic cost (income)	$(10.4)	$(12.1)	$(0.1)	$(0.1)

Note 10 -- Stock Based Compensation
The following table sets forth the components of our stock-based compensation and expected tax benefit for the three months ended March 31, 2022 and 2021 related to the plans in effect during the respective period:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended March 31,
Stock-based compensation expense:	2022	2021
Restricted stock and restricted stock units	$7.4	$3.1
Stock options	1.0	1.5
Incentive units	2.3	3.0
Total compensation expense	$10.7	$7.6

Expected tax benefit:
Restricted stock and restricted stock units	$1.1	$0.5
Stock options	0.1	0.4
Total expected tax benefit	$1.2	$0.9

The following table summarizes the restricted stock and restricted stock units granted in 2022:

Date	Number of shares granted	Grant date fair value per share	Vesting period (in years)	Vesting criteria
Restricted Stock & RSU's: (1)
March 10, 2022	96,509	$16.58	1.0	Service
March 10, 2022 (2)	3,254,916	$16.58	3.0	Service & Performance
March 31, 2022	89,334	$17.52	3.0	Service
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

The following tables summarize the restricted stock, restricted stock units, stock options and incentive units activity in 2022:

	Restricted stock and Restricted stock units
	Number of shares	Weighted-average grant date fair value	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2022	2,757,839	$21.61	1.2	$56.5
Granted	3,440,759	$16.60
Forfeited	(40,049)	$22.14
Vested	(733,055)	$22.47
Balances, March 31, 2022	5,425,494	$18.32	1.7	$95.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Stock options
	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2022	6,380,000	$22.00	5.5	$—
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Balances, March 31, 2022	6,380,000	$22.00	5.3	$—

	Incentive units (1)
	Number of incentive units	Weighted-average grant date fair value	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2022	3,826,569	$2.95	0.2	$78.4
Distributed	(3,397,254)	$2.96
Forfeited	—	$—
Balances, March 31, 2022	429,315	$2.86	0.1	$7.5
(1)Incentive units were granted prior to the IPO under the Incentive Units Program.

The following table sets forth the unrecognized equity-based compensation cost as of March 31, 2022:

Equity-based compensation:	Unrecognized compensation	Weighted-average amortization period (in years)
Restricted stock & Restricted stock units	$92.6	2.6
Stock options	4.8	1.2
Incentive units	0.2	0.1
Total unrecognized compensation expense	$97.6	2.2

Employee Stock Purchase Plan ("ESPP")

Effective December 2020, we adopted the Dun & Bradstreet Holdings, Inc. Employee Stock Purchase Plan that allows eligible employees to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. The Company contributes varying matching amounts to employees, as specified in the plan document, after a one year holding period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The first purchases for this program started in January 2021. We recorded the associated expense of approximately $1 million for both the three months ended March 31, 2022 and 2021.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2022	2021
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(31.3)	$(25.0)

Weighted average number of shares outstanding-basic	428,779,816	428,503,820
Weighted average number of shares outstanding-diluted	428,779,816	428,503,820

Earnings (loss) per share of common stock:
Basic	$(0.07)	$(0.06)
Diluted	$(0.07)	$(0.06)

Below is a reconciliation of our common stock issued and outstanding:

Common shares issued as of December 31, 2021	432,070,999
Less: treasury shares (1)	873,217
Common shares outstanding as of December 31, 2021	431,197,782

Common shares issued as of December 31, 2021	432,070,999
Shares issued	3,172,434
Shares forfeited	(255,153)
Common shares issued as of March 31, 2022	434,988,280
Less: treasury shares	873,217
Common shares outstanding as of March 31, 2022	434,115,063
(1)Primarily related to the forfeiture of unvested incentive units granted prior to the IPO under the Incentive Units Program of Star Parent, L.P.
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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at March 31, 2022 and December 31, 2021, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures and by selection of reputable counterparties.
Our trade receivables do not represent a significant concentration of credit risk at March 31, 2022 and December 31, 2021, because we sell to a large number of clients in different geographical locations and industries.
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
The notional amount of the interest rate swaps designated as cash flow hedging instruments was $1.25 billion and $1 billion at March 31, 2022 and December 31, 2021, respectively.
On March 2, 2022, the Company entered into three-year interest rate swaps with an aggregate notional amount of $250 million, effective February 28, 2022 through February 27, 2025. For these swaps, the Company pays a fixed rate of 1.629% and receives the one-month Term SOFR rate.
On March 30, 2021, the Company entered into three-year interest rate swaps with an aggregate notional amount of $1 billion, effective March 29, 2021 through March 27, 2024. For these swaps, the Company pays a fixed rate of 0.467% and receives the one-month LIBOR rate.
Foreign Exchange Risk Management
Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. From time to time, we follow a practice of hedging certain balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We may use short-term, foreign exchange forward and, from time to time, option contracts or cross currency swaps, to execute our hedging strategies. These contracts are denominated primarily in the British pound sterling, the Euro, the Swedish Krona, and the Norwegian Krone. The gains and losses on the forward contracts associated with our balance sheet positions are recorded in “Other income (expense) – net” in the condensed consolidated statements of operations and comprehensive income (loss) and are essentially offset by the losses and gains on the underlying foreign currency transactions. Our foreign exchange forward contracts are not designated as hedging instruments under authoritative guidance and typically have maturities of 12 months or less.
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
As of March 31, 2022 and December 31, 2021, the notional amounts of our foreign exchange contracts were $383.1 million and $448.5 million, respectively.
Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Asset derivatives				Liability derivatives
	March 31, 2022		December 31, 2021		March 31, 2022		December 31, 2021
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Interest rate contracts	Interest rate swap asset	$42.4	Interest rate swap asset	$10.1	Other accrued & current liabilities	$—	Other accrued & current liabilities	$—
Total derivatives designated as hedging instruments		$42.4		$10.1		$—		$—
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	0.7	Other current assets	1.9	Other accrued & current liabilities	1.0	Other accrued & current liabilities	0.7
Total derivatives not designated as hedging instruments		$0.7		$1.9		$1.0		$0.7
Total derivatives		$43.1		$12.0		$1.0		$0.7

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

	Amount of pre-tax gain or (loss) recognized in OCI on derivative			Amount of gain or (loss) reclassified from accumulated OCI into income			Amount of gain or (loss) recognized in income on derivative
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
Derivatives in cash flow hedging relationships	2022	2021	Location of gain or (loss) reclassified from accumulated OCI into income	2022	2021	Location of gain or (loss) recognized in income on derivative	2022	2021
Interest rate contracts	$32.3	$1.8	Interest expense	$(1.1)	$(0.8)	Interest expense	$(1.1)	$(0.8)

		Amount of gain (loss) recognized in income on derivatives
		Three months ended March 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	2022	2021
Foreign exchange collar	Non-operating income (expenses) – net	$—	$(2.5)
Foreign exchange forward contracts	Non-operating income (expenses) – net	$(3.2)	$2.9

The net amount expected to be reclassified into earnings over the next 12 months is approximately $13 million.
Fair Value of Financial Instruments
Our financial assets and liabilities that are reflected in the consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term borrowings and long-term borrowings.
The following table summarizes fair value measurements by level at March 31, 2022 for assets and liabilities measured at fair value on a recurring basis:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Quoted prices in active markets for identical assets (level I)	Significant other observable inputs (level II)	Significant unobservable inputs (level III)	Balance at March 31, 2022
Assets:
Cash equivalents (1)	$2.7	$—	$—	$2.7
Other current assets:
Foreign exchange forwards (2)	$—	$0.7	$—	$0.7
Swap arrangements (3)	$—	$42.4	$—	$42.4
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$1.0	$—	$1.0
The following table summarizes fair value measurements by level at December 31, 2021 for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets for identical assets (level I)	Significant other observable inputs (level II)	Significant unobservable inputs (level III)	Balance at December 31, 2021
Assets:
Cash equivalents (1)	$1.7	$—	$—	$1.7
Other current assets:
Foreign exchange forwards (2)	$—	$1.9	$—	$1.9
Swap arrangements (3)	$—	$10.1	$—	$10.1
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$0.7	$—	$0.7
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
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for both the three months ended March 31, 2022 and 2021.
At March 31, 2022 and December 31, 2021, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value are due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	March 31, 2022		December 31, 2021
	Carrying amount	Fair value	Carrying amount	Fair value
Long-term debt (1)	$453.3	$431.1	$866.4	$924.5
Revolving facility	$100.0	$104.9	$160.0	$162.7
Term loans (2)	$3,168.1	$3,421.1	$2,718.4	$2,840.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

(1)Includes the 5.000% Senior Unsecured Notes at March 31, 2022, and the 5.000% Senior Unsecured Notes and 6.875% Senior Secured Notes at December 31, 2021.
(2)Includes short-term and long-term portions of the term loans.
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

Note 13 -- Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) ("AOCI"):

	Foreign currency translation adjustments	Defined benefit pension plans	Derivative financial instruments	Total
Balance, January 1, 2021	$26.2	$(120.3)	$(0.4)	$(94.5)
Other comprehensive income (loss) before reclassifications	(50.0)	—	1.0	(49.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.4	0.8	1.2
Balance, March 31, 2021	$(23.8)	$(119.9)	$1.4	$(142.3)

Balance, January 1, 2022	$(52.6)	$(11.9)	$7.4	$(57.1)
Other comprehensive income (loss) before reclassifications	(36.3)	—	22.8	(13.5)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(0.1)	0.8	0.7
Balance, March 31, 2022	$(88.9)	$(12.0)	$31.0	$(69.9)
The following table summarizes the reclassifications out of AOCI:

		Amount reclassified from accumulated other comprehensive income (loss)
		Three months ended March 31,
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	2022	2021
Defined Benefit Pension Plans:
Amortization of prior service costs	Other income (expense) - net	$(0.1)	$—
Amortization of actuarial gain/loss	Other income (expense) - net	—	0.4
Derivative Financial Instruments:
Interest contracts	Interest expense	1.1	0.8
Total before tax		1.0	1.2
Tax benefit (expense)		(0.3)	—
Total reclassifications for the period, net of tax		$0.7	$1.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Note 14 -- Acquisitions
2021 Acquisitions
Eyeota Holdings Pte Ltd ("Eyeota")
On November 5, 2021, we acquired 100% of the outstanding ownership interests in Eyeota, a global online and offline data onboarding and transformation company, for a purchase price of $172.4 million in cash, inclusive of $0.1 million of net working capital adjustment. The acquisition was funded by borrowing from our revolving facility.
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
The table below reflects the aggregate purchase price related to the acquisition and the resulting purchase allocation:

	Weighted average amortization period (years)	Initial purchase price allocation	Measurement Period Adjustments	Preliminary Purchase Price Allocation at March 31, 2022
Cash		$7.1	$—	$7.1
Accounts receivable		9.3	—	9.3
Other		0.5	—	0.5
Total current assets		16.9	—	16.9
Intangible assets:
Customer relationships	14	20.0	—	20.0
Technology	5	14.0	—	14.0
Trademark	2	1.0		1.0
Goodwill	Indefinite	138.3	0.1	138.4
Total assets acquired		$190.2	$0.1	$190.3
Deferred tax liability		5.9	—	5.9
Other liabilities		12.0	—	12.0
Total liabilities assumed		17.9	—	17.9
Total purchase price		$172.3	$0.1	$172.4
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
NetWise Data, LLC ("NetWise")
On November 15, 2021, we acquired 100% of the outstanding ownership interests in NetWise, a provider of business to business and business to consumer identity graph and audience targeting data, for a purchase price of $69.8 million of which $62.9 million was paid upon the close of the transaction and the remaining $6.9 million will be paid no later than 19 months after the transaction closing date, subject to net working capital adjustment. The transaction was funded by cash on hand. During the first quarter of 2022, we made a net working capital adjustment of $0.4 million.
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
The table below reflects the aggregate purchase price related to the acquisition and the resulting purchase allocation:

	Weighted average amortization period (years)	Initial purchase price allocation at December 31, 2021	Measurement Period Adjustments	Preliminary Purchase Price Allocation at March 31, 2022
Cash		$2.6	$—	$2.6
Accounts receivable		2.6	—	2.6
Other		0.4	—	0.4
Total current assets		5.6	—	5.6
Intangible assets:
Customer relationships	15	19.8	—	19.8
Technology	5	1.3	—	1.3
Trademark	2	0.2	—	0.2
Database	3	2.2	—	2.2
Goodwill	Indefinite	41.9	2.9	44.8
Total assets acquired		$71.0	$2.9	$73.9
Total liabilities assumed		1.2	2.5	3.7
Total purchase price		$69.8	$0.4	$70.2

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
The value of goodwill is primarily related to the expected growth opportunity to expand our products and services offerings in marketing business from the combined business. The goodwill recognized is deductible for tax purposes.
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
The acquisition was accounted for in accordance with ASC 805 “Business Combinations,” as a purchase transaction, and accordingly, the assets and liabilities of the entity were recorded at their estimated fair values at the date of the acquisition. We have included the financial results of Bisnode in our consolidated financial statements since the acquisition date. We have finalized purchase accounting as of December 31, 2021. See detailed discussion in Note 16 to the consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The table below summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

	Weighted average amortization period (years)	Final purchase price allocation at December 31, 2021
Cash		$29.9
Accounts receivable		61.0
Other current assets		13.1
Total current assets		104.0
Property, plant & equipment		3.5
Intangible assets:
Reacquired right	15	270.0
Database	12	111.0
Customer relationships	10	108.0
Technology	14	64.0
Goodwill	Indefinite	495.4
Right of use assets		27.4
Other		2.9
Total assets acquired		$1,186.2

Accounts payable		$17.5
Deferred revenue (1)		80.6
Accrued payroll		20.7
Accrued income tax and other tax liabilities		17.1
Short-term lease liability		8.6
Other current liabilities		23.7
Total current liabilities		168.2
Long-term pension and postretirement obligations		65.4
Deferred tax liability		127.8
Long-term lease liability		18.2
Other liabilities		0.8
Total liabilities assumed		$380.4
Total purchase price		$805.8
(1)In the fourth quarter of 2021, we early adopted ASU No. 2021-08, "Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," retrospectively to all business combinations during 2021. As a result, acquired deferred revenue balances were measured based on the guidance of ASC 606.

Unaudited Pro Forma Financial Information
The following pro forma statements of operations data presents the combined results of the Company and the acquired businesses, assuming that the acquisition had occurred on January 1, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Three months ended March 31,
2021
Reported revenue	$504.5
Pro forma adjustments:
Pre-acquisition revenue:
Bisnode	4.6
Eyeota	7.3
NetWise	2.0
Total pro forma revenue	$518.4

Reported net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(25.0)
Pro forma adjustments - net of tax effect:
Pre-acquisition net income:
Bisnode	0.8
Eyeota	(0.7)
NetWise	0.4
Intangible amortization - net of tax benefits	(1.4)
Write off related to pre-existing relationship - net of tax benefits	2.3
Transaction costs - net of tax benefits	0.3
Pro forma net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(23.3)

Note 15 -- Goodwill and Intangible Assets
Computer Software and Goodwill:

	Computer software	Goodwill
January 1, 2021	$437.0	$2,857.9
Acquisition (1)	65.0	488.4
Additions at cost (2)	42.2	—
Amortization	(24.5)	—
Write-off	(3.1)	—
Other (3)	(8.5)	(28.1)
March 31, 2021	$508.1	$3,318.2

January 1, 2022	$557.4	$3,493.3
Acquisition (4)	—	0.5
Additions at cost (2)	43.4	—
Amortization	(30.3)	—
Other (3)	(7.1)	(18.4)
March 31, 2022	$563.4	$3,475.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Other Intangibles:

	Customer relationships	Reacquired rights	Database	Other indefinite-lived intangibles	Other intangibles	Total
January 1, 2021	$1,912.9	$—	$1,369.4	$1,275.8	$256.7	$4,814.8
Acquisition (1)	106.0	271.0	116.0	—	—	493.0
Additions at cost	—	—	—	—	0.2	0.2
Amortization	(65.6)	(5.0)	(47.8)	—	(4.0)	(122.4)
WWN relationship transfer (5)	—	64.7	—	—	(64.7)	—
Other (3)	(5.4)	(14.3)	(6.3)	—	(1.9)	(27.9)
March 31, 2021	$1,947.9	$316.4	$1,431.3	$1,275.8	$186.3	$5,157.7

January 1, 2022	$1,793.3	$284.7	$1,285.1	$1,280.0	$181.4	$4,824.5
Additions at cost	—	—	—	—	0.2	0.2
Amortization	(61.9)	(5.1)	(44.6)	—	(4.2)	(115.8)
Other (3)	(4.7)	(7.9)	(4.6)	—	(2.0)	(19.2)
March 31, 2022	$1,726.7	$271.7	$1,235.9	$1,280.0	$175.4	$4,689.7
(1)Related to the acquisition of Bisnode.
(2)Primarily related to software-related enhancements on products.
(3)Primarily due to the impact of foreign currency fluctuations.
(4)Related to the acquisitions of Eyeota and NetWise.
(5)Reclassification of the net book value of previously recognized WWN relationships intangible asset related to the Bisnode relationship to reacquired rights as a result of the Bisnode acquisition.
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
On January 8, 2021, we acquired 100% ownership of Bisnode and in November 2021, we acquired 100% ownership of both Eyeota and NetWise. See Note 14 for further discussion. Financial results of Bisnode, Eyeota and NetWise have been included in our International segment and North America segment, respectively, since the respective acquisition dates.
We use adjusted EBITDA as the primary profitability measure for making decisions regarding ongoing operations. We define adjusted EBITDA as net income (loss) attributable to Dun & Bradstreet Holdings, Inc. excluding the following items: (i) depreciation and amortization; (ii) interest expense and income; (iii) income tax benefit or provision; (iv) other non-operating expenses or income; (v) equity in net income of affiliates; (vi) net income attributable to non-controlling interests; (vii) other incremental or reduced expenses and revenue from the application of purchase accounting (e.g. commission asset amortization and acquisitions); (viii) equity-based compensation; (ix) restructuring charges; (x) merger, acquisition and divestiture-related operating costs; (xi) transition costs primarily consisting of non-recurring expenses associated with transformational and integration activities, as well as incentive expenses associated with our synergy program; (xii) legal expense associated with significant legal and regulatory matters; and (xiii) asset impairment. Our client solution sets are Finance & Risk and Sales & Marketing. Inter-segment sales are immaterial, and no single client accounted for 10% or more of our total revenue.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended March 31,
	2022	2021
Revenue:
North America	$367.3	$339.4
International	168.7	169.9
Corporate and other (1)	—	(4.8)
Consolidated total	$536.0	$504.5
(1)Revenue for Corporate and other for the three months ended March 31, 2021 primarily represents adjustments recorded in accordance with GAAP to the International segment due to the timing of the completion of the Bisnode acquisition.

	Three months ended March 31,
	2022	2021
Adjusted EBITDA:
North America	$153.3	$151.0
International	55.1	51.5
Corporate and other	(18.3)	(16.9)
Consolidated total	$190.1	$185.6
Depreciation and amortization	(149.4)	(149.7)
Interest expense - net	(46.9)	(48.8)
Benefit (provision) for income taxes	9.3	9.8
Other income (expense) - net	(9.3)	6.8
Equity in net income of affiliates	0.7	0.6
Net income (loss) attributable to non-controlling interest	(1.5)	(1.7)
Other incremental or reduced expenses and revenue from the application of purchase accounting	3.9	0.7
Equity-based compensation	(10.7)	(7.6)
Restructuring charges	(5.3)	(5.8)
Merger, acquisition and divestiture-related operating costs	(5.1)	(3.1)
Transition costs	(6.9)	(0.9)
Legal expense associated with significant legal and regulatory matters	(0.2)	(9.9)
Asset impairment	—	(1.0)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(31.3)	$(25.0)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended March 31,
	2022	2021
Depreciation and amortization:
North America	$17.2	$12.6
International	3.3	2.8
Total segments	20.5	15.4
Corporate and other (1)	128.9	134.3
Consolidated total	$149.4	$149.7
Capital expenditures:
North America	$3.3	$0.6
International	0.8	0.6
Total segments	4.1	1.2
Corporate and other	—	—
Consolidated total	$4.1	$1.2
Additions to computer software and other intangibles:
North America	$35.6	$34.9
International	6.5	7.3
Total segments	42.1	42.2
Corporate and other	1.5	0.2
Consolidated total	$43.6	$42.4

(1)Depreciation and amortization for Corporate and other includes incremental amortization resulting from the Take-Private Transaction and recent acquisitions.

Supplemental Geographic and Customer Solution Set Information:

	March 31, 2022	December 31, 2021
Assets:
North America	$8,117.9	$8,232.2
International	1,739.3	1,765.0
Consolidated total	$9,857.2	$9,997.2

Goodwill:
North America	$2,928.9	$2,928.4
International	546.5	564.9
Consolidated total	$3,475.4	$3,493.3

Other intangibles:
North America	$4,089.2	$4,186.2
International	600.5	638.3
Consolidated total	$4,689.7	$4,824.5

Other long-lived assets (excluding deferred income tax):
North America	$714.6	$713.4
International	228.0	229.5
Consolidated total	$942.6	$942.9
Total long-lived assets	$9,107.7	$9,260.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended March 31,
Customer Solution Set Revenue:	2022	2021

North America (1):
Finance & Risk	$202.2	$190.5
Sales & Marketing	165.1	148.9
Total North America	$367.3	$339.4
International:
Finance & Risk	$109.0	$107.4
Sales & Marketing	59.7	62.5
Total International	$168.7	$169.9
Corporate and other:
Finance & Risk	$—	$(2.3)
Sales & Marketing	—	(2.5)
Total Corporate and other	$—	$(4.8)
Total Revenue:
Finance & Risk	$311.2	$295.6
Sales & Marketing	224.8	208.9
Total Revenue	$536.0	$504.5
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
In June 2021, we entered into a five-year agreement with Black Knight. Pursuant to the agreement, D&B will receive total data license fees of approximately $24 million over a five-year period. Also over the five-year period, Black Knight is engaged to provide certain products and data, as well as professional services for an aggregate fee of approximately $34 million. In addition, D&B and Black Knight will jointly market certain solutions and data. The agreement was approved by our Audit Committee. We incurred operating expenses of $0.5 million for the three months ended March 31, 2022. As of March 31, 2022, we included a receivable from Black Knight of $0.3 million within "Accounts receivable" and a liability to Black Knight of $3.4 million, of which $0.9 million was within "Other accrued and current liabilities" and $2.5 million was within "Other non-current liabilities."

In September 2021, we entered into a 10-year agreement with Paysafe. Pursuant to the agreement, D&B provides data license and risk management solution services to Paysafe. The agreement is cancellable by either party without penalty at each annual anniversary of the contract effective date by providing written notice not less than 90 days prior to the anniversary date. The agreement was approved by our Audit Committee. In connection with the agreements associated with Paysafe, we recognized revenue of $0.9 million for the three months ended March 31, 2022. As of March 31, 2022, we included a receivable from Paysafe of $3.8 million within "Accounts receivable."

In November 2020, we entered into a consulting service agreement with Black Knight. The agreement is cancellable upon mutual agreement. Pursuant to the agreement, Black Knight provides the Company consulting services, in exchange for fees in an amount equal to Black Knight's cost plus 10 percent markup. We recorded $0.1 million consulting fees to Black Knight for the three months ended March 31, 2021.

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
The risks and uncertainties that forward-looking statements are subject to include, but are not limited to: (i) our ability to implement and execute our strategic plans to transform the business; (ii) our ability to develop or sell solutions in a timely manner or maintain client relationships; (iii) competition for our solutions; (iv) harm to our brand and reputation; (v) unfavorable global economic conditions; (vi) risks associated with operating and expanding internationally; (vii) failure to prevent cybersecurity incidents or the perception that confidential information is not secure; (viii) failure in the integrity of our data or systems; (ix) system failures and personnel disruptions, which could delay the delivery of our solutions to our clients; (x) loss of access to data sources or ability to transfer data across the data sources in markets we operate; (xi) failure of our software vendors and network and cloud providers to perform as expected or if our relationship is terminated; (xii) loss or diminution of one or more of our key clients, business partners or government contracts; (xiii) dependence on strategic alliances, joint ventures and acquisitions to grow our business; (xiv) our ability to protect our intellectual property adequately or cost-effectively; (xv) claims for intellectual property infringement; (xvi) interruptions, delays or outages to subscription or payment processing platforms; (xvii) risks related to acquiring and integrating businesses and divestitures of existing businesses; (xviii) our ability to retain members of the senior leadership team and attract and retain skilled employees; (xix) compliance with governmental laws and regulations; (xx) risks related to the voting letter agreement among and registration and other rights held by certain of our largest shareholders; (xxi) an outbreak of disease, global or localized health pandemic or epidemic, or the fear of such an event (such as the COVID-19 global pandemic), including the global economic uncertainty and measures taken in response; (xxii) the short- and long-term effects of the COVID-19 global pandemic, including the pace of recovery or any future resurgence; (xxiii) increased economic uncertainty related to the ongoing conflict between Russia and Ukraine, and (xxiv) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in our consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 24, 2022, our other Quarterly Reports and the Company’s other reports or documents filed with the SEC.

The following discussion and analysis of Dun & Bradstreet Holdings, Inc.’s financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements for the three months ended March 31, 2022, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2022. References in this discussion and analysis to “the Company,” “Dun & Bradstreet,” “D&B,” “we,” “us” and “our” refer to Dun & Bradstreet Holdings, Inc. and its subsidiaries.
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
We leverage these differentiated capabilities to serve a broad set of clients across multiple industries and geographies. As of December 31, 2021, we had a global client base of more than 200,000, including some of the largest companies in the world. Covering nearly all industry verticals, including financial services, technology, communications, government, retail, transportation and manufacturing, our data and analytics support a wide range of use cases. In terms of our geographic footprint, we have an industry-leading presence in North America, a growing presence in the United Kingdom and Ireland ("U.K."), Nordics (Sweden, Norway, Denmark and Finland), DACH (Germany, Austria and Switzerland) and CEE (Central and Eastern Europe) regions ("Europe"), Greater China and India through our majority or wholly-owned subsidiaries and a broader global presence through our Worldwide Network alliances ("WWN alliances"). On January 8, 2021, we acquired Bisnode Business Information Group AB ("Bisnode") which expanded our presence in Northern and Central Europe. The acquisition increases our client base, and expands and enhances our constantly expanding business database, known as our "Data Cloud".

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

Recent Developments
Debt Refinancing
On January 18, 2022, we amended our credit agreement dated February 8, 2019, specifically related to the Term Loan Facility, to establish Incremental Term Loans in an aggregate principal amount of $460 million. We used the proceeds of such Incremental Term Loans to redeem our outstanding $420 million in aggregate principal amount of our 6.875% Senior Secured Notes due 2026 and pay related fees, costs, premiums and expenses. See Note 5 to the unaudited condensed consolidated financial statements for further discussion.
Russia/Ukraine Conflict

In February 2022, Russia invaded Ukraine. As a result, the United States. and certain other countries have imposed sanctions on Russia that could disrupt international commerce and the global economy. This has further exacerbated global economic uncertainty caused by COVID-19. We do not have operations or a material customer base in either country. Our exposure is primarily limited to our relationship with the WWN alliance in the region, which is immaterial. However, an escalation of the conflict or expansion of sanctions could further disrupt global supply chains, broaden inflationary costs, and have a material adverse effect on our customers, vendors and financial markets.
COVID-19 Impact
Since early 2020, the COVID-19 pandemic and its variants have caused and continue to cause disruptions in supply chains, affecting workforce, production and sales across the world, leading to disruptions and volatility in the global financial markets and economy. Given the continuously evolving and unpredictable nature of the coronavirus, particularly in light of variant strains of the virus, there remains considerable continuing uncertainty regarding the extent of the impact and the duration of the pandemic. In our continued response to the COVID-19 pandemic, we implemented operational changes to ensure the safety of our workforce and to ensure that we continue to serve our clients. We have adopted a distributed workforce model which has been successful and has not significantly affected our operations.

We continue to carefully monitor the evolving situation related to COVID-19 and the ongoing Russia/Ukraine conflict, and their impact on our business. While our productivity and financial performance have not been impacted materially by the events, the ultimate impact will be difficult to predict and depends on, among many factors, the duration of the pandemic and the current Russia/Ukraine conflict, the government mandates or guidance regarding COVID-19 restriction and their ultimate impact to our customers, vendors, and the financial markets. While uncertainty caused by the COVID-19 remains, particularly in light of variant strains of the virus, we expect to see improvements in market conditions generally as vaccines and treatments continue to become more widely available. However, we believe the pace of the recovery will vary by geography depending on vaccine distribution, availability of treatment and other macroeconomic factors. We will remain flexible so that we can adjust to events and uncertainties while we continue to move forward.
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
Key Metrics
In addition to reporting GAAP results, we evaluate performance and report our results on the non-GAAP financial measures discussed below. We believe that the presentation of these non-GAAP measures provides useful information to investors and rating agencies regarding our results, operating trends and performance between periods. These non-GAAP financial measures include adjusted revenue, organic revenue, adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA"), adjusted EBITDA margin, adjusted net income and adjusted net earnings per diluted share. Adjusted results are non-GAAP measures that adjust for the impact due to certain acquisition and divestiture related revenue and expenses, such as costs for banker fees, legal fees, due diligence, retention payments and contingent consideration adjustments, restructuring charges, equity-based compensation, and other non-core gains and charges that are not in the normal course of our business such as costs associated with early debt redemptions, gains and losses on sales of businesses, impairment charges, the effect of significant changes in tax laws and material tax and legal settlements. We exclude amortization of recognized intangible assets resulting from the application of purchase accounting because it is non-cash and not indicative of our ongoing and underlying operating performance. Recognized intangible assets arise from acquisitions, primarily the Take-Private Transaction. See Note 15 to the consolidated financial statements included in our Form 10K for the year ended December 31, 2021. We believe that recognized intangible assets by their nature are fundamentally different from other depreciating assets that are replaced on a predictable operating cycle. Unlike other depreciating assets, such as developed and purchased software licenses or property and equipment, there is no replacement cost once these recognized intangible assets expire and the assets are not replaced. Additionally, our costs to operate, maintain and extend the life of acquired intangible assets and purchased intellectual property are reflected in our operating costs as personnel, data fee, facilities, overhead and similar items. Management believes it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation. Amortization of recognized intangible assets will recur in future periods until such assets have been fully amortized. In addition, we isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both after and before the effects of foreign exchange rate changes. The change in revenue performance attributable to foreign currency rates is determined by converting both our prior and current periods’ foreign currency revenue by a constant rate. As a result, we monitor our adjusted revenue growth both after and before the effects of foreign exchange rate changes. We believe that these supplemental non-GAAP financial measures provide management and other users with additional meaningful financial information that should be considered when assessing our ongoing performance and comparability of our operating results from period to period. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the factors management uses in planning for and forecasting future periods. Non-GAAP financial measures should be viewed in addition to, and not as an alternative to our reported results prepared in accordance with GAAP.

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

Organic Revenue

We define organic revenue as adjusted revenue before the effect of foreign exchange excluding revenue from acquired businesses for the first twelve months. In addition, organic revenue excludes current and prior year revenue associated with divested businesses. We believe the organic measure provides investors and analysts with useful supplemental information regarding the Company’s underlying revenue trends by excluding the impact of acquisitions and divestitures. Revenue from acquired businesses is primarily related to the acquisitions of Eyeota Holdings Pte Ltd ("Eyeota") and NetWise Data, LLC ("NetWise") in the fourth quarter of 2021. See Note 14 to the unaudited condensed consolidated financial statements included within this Form 10-Q for the three months ended March 31, 2022. Revenue from divested businesses is related to the business-to-consumer business in Germany that was classified as asset held for sale at March 31, 2022.

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
•equity-based compensation;
•restructuring charges;
•merger, acquisition and divestiture-related operating costs;
•transition costs primarily consisting of non-recurring expenses associated with transformational and integration activities, as well as incentive expenses associated with our synergy program;
•legal expense associated with significant legal and regulatory matters; and
•asset impairment.
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
•equity-based compensation;
•restructuring charges;
•merger, acquisition and divestiture-related operating costs;
•transition costs primarily consisting of non-recurring expenses associated with transformational and integration activities, as well as incentive expenses associated with our synergy program;
•legal expense associated with significant legal and regulatory matters;
•asset impairment;
•merger, acquisition and divestiture-related non-operating costs;
•debt refinancing and extinguishment costs; and
•tax effect of the non-GAAP adjustments and the impact resulting from the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
Adjusted Net Earnings Per Diluted Share
We calculate adjusted net earnings per diluted share by dividing adjusted net income (loss) by the weighted average number of common shares outstanding for the period plus the dilutive effect of common shares potentially issuable in connection with awards outstanding under our stock incentive plan.

Results of Operations

GAAP Results (In millions except per share data):

	Three months ended March 31,
	2022	2021
Revenue	$536.0	$504.5
Cost of services (exclusive of depreciation and amortization)	176.7	160.9
Selling and administrative expenses	188.2	179.8
Depreciation and amortization	149.4	149.7
Restructuring charges	5.3	5.8
Operating costs	519.6	496.2
Operating income (loss)	16.4	8.3
Interest income	0.3	0.1
Interest expense	(47.2)	(48.9)
Other income (expense) - net	(9.3)	6.8
Non-operating income (expense) - net	(56.2)	(42.0)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(39.8)	(33.7)
Less: provision (benefit) for income taxes	(9.3)	(9.8)
Equity in net income of affiliates	0.7	0.6
Net income (loss)	(29.8)	(23.3)
Less: net (income) loss attributable to the non-controlling interest	(1.5)	(1.7)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(31.3)	$(25.0)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.07)	$(0.06)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.07)	$(0.06)
Weighted average number of shares outstanding-basic	428.8	428.5
Weighted average number of shares outstanding-diluted	428.8	428.5

Net income (loss) margin (1)	(5.8)%	(5.0)%
(1)Net income (loss) margin is defined as Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. divided by Revenue.

The table below sets forth our key performance measures for the periods indicated (In millions, except per share data):

	Three months ended March 31,
	2022	2021
Non - GAAP Financial Measures
Adjusted revenue (a)	$536.0	$509.1
Organic revenue (a)	$528.8	$505.8
Adjusted EBITDA (a)	$190.1	$185.6
Adjusted EBITDA margin (a)	35.5%	36.5%
Adjusted net income (a)	$102.5	$97.8
Adjusted earnings per share (a)	$0.24	$0.23
(a) Including impact of deferred revenue purchase accounting adjustments:
Impact to adjusted revenue, organic revenue and adjusted EBITDA	$—	$(0.2)
Impact to adjusted EBITDA margin	—%	—%
Net impact to adjusted net income	$—	$(0.2)
Net impact to adjusted earnings per share	$—	$—
Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (In millions, except per share amounts):

	Three months ended March 31,
	2022	2021
GAAP revenue	$536.0	$504.5
Revenue adjustment due to the Bisnode acquisition close timing	—	4.6
Adjusted revenue (a)	$536.0	$509.1
Foreign currency impact	7.3	(1.0)
Adjusted revenue before the effect of foreign currency (a)	$543.3	$508.1
Revenue from acquisition and divestiture - before the effect of foreign currency	(14.5)	(2.3)
Organic revenue - before the effect of foreign currency (a)	$528.8	$505.8

North America	$367.3	$339.4
International	168.7	169.9
Segment revenue	$536.0	$509.3
Corporate and other (a)	—	(0.2)
Foreign currency impact	7.3	(1.0)
Adjusted revenue before the effect of foreign currency (a)	$543.3	$508.1
Revenue from acquisition and divestiture - before the effect of foreign currency	(14.5)	(2.3)
Organic revenue - before the effect of foreign currency (a)	$528.8	$505.8

(a) Including impact of deferred revenue purchase accounting adjustments	$—	$(0.2)

	Three months ended March 31,
	2022	2021
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(31.3)	$(25.0)
Depreciation and amortization	149.4	149.7
Interest expense - net	46.9	48.8
(Benefit) provision for income tax - net	(9.3)	(9.8)
EBITDA	155.7	163.7
Other income (expense) - net	9.3	(6.8)
Equity in net income of affiliates	(0.7)	(0.6)
Net income (loss) attributable to non-controlling interest	1.5	1.7
Other incremental or reduced expenses and revenue from the application of purchase accounting	(3.9)	(0.7)
Equity-based compensation	10.7	7.6
Restructuring charges	5.3	5.8
Merger, acquisition and divestiture-related operating costs	5.1	3.1
Transition costs	6.9	0.9
Legal expense associated with significant legal and regulatory matters	0.2	9.9
Asset impairment	—	1.0
Adjusted EBITDA	$190.1	$185.6

North America	$153.3	$151.0
International	55.1	51.5
Corporate and other (a)	(18.3)	(16.9)
Adjusted EBITDA (a)	$190.1	$185.6
(a) Including impact of deferred revenue purchase accounting adjustments:
Impact to adjusted EBITDA	$—	$(0.2)

	Three months ended March 31,
	2022	2021
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(31.3)	$(25.0)
Incremental amortization of intangible assets resulting from the application of purchase accounting	127.0	132.1
Other incremental or reduced expenses and revenue from the application of purchase accounting	(3.9)	(0.7)
Equity-based compensation	10.7	7.6
Restructuring charges	5.3	5.8
Merger, acquisition and divestiture-related operating costs	5.1	3.1
Transition costs	6.9	0.9
Legal expense associated with significant legal and regulatory matters	0.2	9.9
Asset impairment	—	1.0
Merger, acquisition and divestiture-related non-operating costs	2.5	2.3
Debt refinancing and extinguishment costs	23.0	1.1
Tax impact of the CARES Act	(0.1)	(0.4)
Tax effect of the non-GAAP adjustments	(42.9)	(39.9)
Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (a)	$102.5	$97.8
Adjusted diluted earnings (loss) per share of common stock	$0.24	$0.23
Weighted average number of shares outstanding - diluted	429.5	429.0

(a) Including impact of deferred revenue purchase accounting adjustments:
Pre-tax impact	$—	$(0.2)
Tax impact	—	—
Net impact to adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$—	$(0.2)
Net impact to adjusted diluted earnings (loss) per share of common stock	$—	$—

Revenue
Three months ended March 31, 2022 versus Three months ended March 31, 2021
Total revenue was $536.0 million for the three months ended March 31, 2022, compared to $504.5 million for the three months ended March 31, 2021, an increase of $31.5 million, or 6.2% (7.9% before the effect of foreign exchange). Adjusted revenue increased $26.9 million, or 5.3% (6.9% before the effect of foreign exchange) for the three months ended March 31, 2022, compared to the prior year period, attributable to growth in the underlying business and the impact of acquisitions and divestiture, partially offset by the negative impact of foreign exchange. In the fourth quarter of 2021, we completed the acquisitions of Eyeota and NetWise. As of March 31, 2022, our business-to-consumer business in Germany was classified as assets held for sale.
Excluding the impact of acquisitions and divestiture of $12.2 million and the negative impact of foreign exchange of $8.3 million, total organic revenue increased $23.0 million, or 4.5%, primarily reflecting growth across both of our segments. The changes in revenue are discussed further in the segment level discussion below.

Revenue by segment was as follows (In millions):

	Three months ended March 31,
	2022	2021	$ Increase (decrease)	% Increase (decrease)
North America:
Finance & Risk	$202.2	$190.5	$11.7	6.2%
Sales & Marketing	165.1	148.9	16.2	10.9%
Total North America	$367.3	$339.4	$27.9	8.2%
International:
Finance & Risk	$109.0	$107.4	$1.6	1.5%
Sales & Marketing	59.7	62.5	(2.8)	(4.5)%
Total International	$168.7	$169.9	$(1.2)	(0.7)%
Corporate and other:
Finance & Risk	$—	$(2.3)	$2.3	**
Sales & Marketing	—	(2.5)	2.5	**
Total Corporate and other (1)	$—	$(4.8)	$4.8	**
Total Revenue:
Finance & Risk	$311.2	$295.6	$15.6	5.3%
Sales & Marketing	224.8	208.9	15.9	7.6%
Total Revenue	$536.0	$504.5	$31.5	6.2%

** Not meaningful

(1) Revenue for Corporate and other for the three months ended March 31, 2021 primarily represents adjustments recorded in accordance with GAAP to the International segment due to the timing of the completion of the Bisnode acquisition.

North America Segment
For the three months ended March 31, 2022, North America revenue increased $27.9 million, or 8.2% (both after and before the effect of foreign exchange) compared to the three months ended March 31, 2021. Excluding the impact of acquisitions of $12.8 million, North America organic revenue increased $15.1 million, or 4.4%. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended March 31, 2022, North America Finance & Risk revenue increased $11.7 million, or 6.2% (both after and before the effect of foreign exchange) compared to the three months ended March 31, 2021, primarily due to a net increase in revenue across our Finance solutions and Risk solutions of approximately $14 million, principally attributable to new business and higher customer spend in our Third Party Risk and Supply Chain Risk management solutions, partially offset by lower revenue from the government sector of approximately $2 million.

Sales & Marketing
For the three months ended March 31, 2022, North America Sales & Marketing revenue increased $16.2 million, or 10.9% (both after and before the effect of foreign exchange) compared to the three months ended March 31, 2021, primarily driven by the impact of the acquisitions of Eyeota and NetWise, which contributed revenue of approximately $12 million, and growth across our data management solutions of approximately $4 million largely attributable to higher data sales.

International Segment
For the three months ended March 31, 2022, International revenue decreased $1.2 million, or 0.7% (4.2% increase before the effect of foreign exchange) compared to the three months ended March 31, 2021. Excluding the negative impact of foreign exchange of $8.3 million and the impact of divestiture of $0.6 million, International organic revenue increased $7.7 million, or 4.6%. See further discussion below on revenue by solutions.

Finance & Risk
For the three months ended March 31, 2022, International Finance & Risk revenue increased $1.6 million, or 1.5% (5.7% before the effect of foreign exchange) compared to the three months ended March 31, 2021. Excluding the negative impact of foreign exchange of $4.5 million, revenue increased $6.1 million, or 5.7%, attributable to growth across all markets, including higher revenue of approximately $3 million from WWN alliances due to higher cross border data fees and product royalties, and higher revenue of approximately $2 million from Europe driven by greater API solution sales.

Sales and Marketing
For the three months ended March 31, 2022, International Sales & Marketing revenue decreased $2.8 million, or 4.5% (1.6% increase before the effect of foreign exchange) compared to the three months ended March 31, 2021. Excluding the negative impact of foreign exchange of $3.8 million, revenue increased $1.0 million, or 1.6%, primarily as a result of higher product royalties of approximately $1 million from WWN alliances.
Consolidated Operating Costs
Consolidated operating costs were as follows (In millions):

	Three months ended March 31,
	2022	2021	$ Increase (decrease)	% Increase (decrease)
Cost of services (exclusive of depreciation and amortization)	$176.7	$160.9	$15.8	9.9%
Selling and administrative expenses	188.2	179.8	8.4	4.6%
Depreciation and amortization	149.4	149.7	(0.3)	(0.2)%
Restructuring charges	5.3	5.8	(0.5)	(8.8)%
Operating costs	$519.6	$496.2	$23.4	4.7%
Operating income (loss)	$16.4	$8.3	$8.1	97.7%

Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) were $176.7 million for the three months ended March 31, 2022, an increase of $15.8 million, or 9.9%, compared to the three months ended March 31, 2021, primarily due to increased costs of $8.1 million from acquisitions of Eyeota and NetWise which closed in the fourth quarter of 2021. Excluding the impact of acquisitions, operating expenses increased $7.7 million, or 4.8% for the three months ended March 31, 2022, compared to the prior year period, primarily due to higher data and data processing costs of approximately $14 million, partially offset by lower net personnel costs of approximately $5 million.
Selling and Administrative Expenses
Selling and administrative expenses were $188.2 million for the three months ended March 31, 2022, an increase of $8.4 million, or 4.6%, compared to the three months ended March 31, 2021, primarily due to increased costs of $3.8 million from acquisitions of Eyeota and NetWise. Excluding the impact of acquisitions, selling and administrative expenses increased $4.6 million, or 2.6% due to higher net personnel costs of approximately $10 million driven by retention costs and equity-based compensation, and higher data processing fees of approximately $6 million. The above-mentioned higher costs were partially offset by lower legal costs of approximately $12 million related to an accrual for an ongoing legal matter in the prior year.
Depreciation and Amortization
Depreciation and amortization expenses were $149.4 million for the three months ended March 31, 2022, a decrease of $0.3 million, or 0.2%, compared to the three months ended March 31, 2021.

Restructuring Charges
Restructuring charges were $5.3 million for the three months ended March 31, 2022, a decrease of $0.5 million, or 8.8%, compared to the three months ended March 31, 2021. Lower restructuring charges in the three months ended March 31, 2022 were primarily driven by higher exit costs in the prior year period related to initiatives in our International businesses to improve operational performance and profitability.

Operating Income (Loss)
Consolidated operating income was $16.4 million for the three months ended March 31, 2022, an improvement of $8.1 million, or 97.7%, compared to the three months ended March 31, 2021. Excluding the impact of acquisitions, operating income was $17.8 million, an improvement of $9.5 million, or 115.2%. The improvement in operating income was primarily driven by higher revenue from underlying business of $23.0 million and lower legal costs of approximately $12 million, partially offset by higher data and data processing cost of approximately $20 million and higher net personnel costs of approximately $5 million primarily related to retention costs and equity-based compensation.
Adjusted EBITDA and adjusted EBITDA margin by segment was as follows (In millions):

	Three months ended March 31,
	2022	2021	$ Increase (decrease)	% Increase (decrease)
North America:
Adjusted EBITDA	$153.3	$151.0	$2.3	1.5%
Adjusted EBITDA margin	41.7%	44.5%	N/A	(280)	bps
International:
Adjusted EBITDA	$55.1	$51.5	$3.6	7.0%
Adjusted EBITDA margin	32.6%	30.3%	N/A	230	bps
Corporate and other:
Adjusted EBITDA	$(18.3)	$(16.9)	$(1.4)	(8.2)%
Consolidated total:
Adjusted EBITDA	$190.1	$185.6	$4.5	2.4%
Adjusted EBITDA margin	35.5%	36.5%	N/A	(100)	bps

Consolidated
Consolidated net loss margin on a GAAP basis was 5.8% for the three months ended March 31, 2022, compared to a net loss margin of 5.0% for the three months ended March 31, 2021, an increase in net loss margin of 80 basis points. Consolidated adjusted EBITDA was $190.1 million for the three months ended March 31, 2022, compared to $185.6 million for the three months ended March 31, 2021, an improvement of $4.5 million, or 2.4%, primarily due to revenue growth from the underlying business and lower net personnel costs, partially offset by investments leading to higher data and data processing costs. Consolidated adjusted EBITDA margin was 35.5% for the three months ended March 31, 2022, compared to 36.5% for the prior year period, a decrease of 100 basis points. Excluding the impact of acquisitions, consolidated adjusted EBITDA margin was 36.3% for the three months ended March 31, 2022.
North America Segment
North America adjusted EBITDA was $153.3 million for the three months ended March 31, 2022, an improvement of $2.3 million, or 1.5% compared to the three months ended March 31, 2021. The improvement in adjusted EBITDA was primarily due to higher revenue from the underlying business, partially offset by investments leading to higher data and data processing fees. Adjusted EBITDA margin was 41.7% for the three months ended March 31, 2022, compared to 44.5% for the prior year period, a decrease of 280 basis points. Excluding the impact of acquisitions, adjusted EBITDA margin was 43.1% for the three months ended March 31, 2022.

International Segment
International adjusted EBITDA was $55.1 million for the three months ended March 31, 2022, an increase of $3.6 million, or 7.0%, compared to the three months ended March 31, 2021. The improvement in adjusted EBITDA was primarily due to lower costs mainly as a result of synergy efforts related to our operations in Europe. Adjusted EBITDA margin was 32.6% for the three months ended March 31, 2022, compared to 30.3% for the prior year period, an improvement of 230 basis points.
Corporate and Other
Corporate adjusted EBITDA was a loss of $18.3 million for the three months ended March 31, 2022, an increase of loss of $1.4 million, or 8.2%, compared to the three months ended March 31, 2021. Higher loss was primarily attributable to higher personnel costs.

Interest Income (Expense) — Net
Interest income (expense) – net was as follows (In millions):

	Three months ended March 31,
	2022	2021	$ Change	% Change
Interest income	$0.3	$0.1	$0.2	200.0%
Interest expense	(47.2)	(48.9)	1.7	3.5%
Interest income (expense) – net	$(46.9)	$(48.8)	$1.9	3.9%

Interest expense decreased $1.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to lower interest rates as a result of debt refinancing, partially offset by the write off of debt issuance costs and discount in the three months ended March 31, 2022 in connection with the early redemption of the 6.875% Senior Secured Notes. See Note 5 to the unaudited condensed consolidated financial statements for further discussion.
Other Income (Expense) — Net
Other income (expense) - net was as follows (In millions):

	Three months ended March 31,
	2022	2021	$ Change	% Change
Non-operating pension income (expense)	$11.3	$13.5	$(2.2)	(16)%
Early debt redemption premium	(16.3)	—	$(16.3)	NA
Miscellaneous other income (expense) – Net	(4.3)	(6.7)	2.4	36%
Other income (expense) – net	$(9.3)	$6.8	$(16.1)	(237)%
Non-operating pension income (expense) was income of $11.3 million for the three months ended March 31, 2022 compared to income of $13.5 million for the three months ended March 31, 2021, a decrease of $2.2 million, primarily due to higher interest costs in the current year period.
Early debt redemption premium of $16.3 million was related to the early redemption of the 6.875% Senior Secured Notes in January 2022.
The change in miscellaneous other income (expense) - net of $2.4 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily driven by lower foreign exchange losses in the current year period.

Provision for Income Taxes
The effective tax rate for the three months ended March 31, 2022 was 23.4%, reflecting a tax benefit of $9.3 million on pre-tax loss of $39.8 million, compared to 29.0% for the three months ended March 31, 2021, reflecting a tax benefit of $9.8 million on a pre-tax loss of $33.7 million. The reduced tax benefit for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the global intangible low-tax income ("GILTI") inclusion and higher non-deductible executive compensation partially offset by the benefit from increased income in our foreign jurisdictions taxed at lower tax rates.

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $31.3 million, or a diluted loss per share of $0.07, for the three months ended March 31, 2022, compared to a net loss of $25.0 million, or a diluted loss per share of $0.06, for the three months ended March 31, 2021. The $6.3 million increase in net loss for the three months ended March 31, 2022 compared to the prior year period was primarily due to the debt early redemption premium of $16.3 million related to the early redemption of the 6.875% Senior Secured Notes in January 2022, partially offset by the improvement in operating income (loss) of $8.1 million in the current year period, largely driven by revenue growth. See further detail discussed within the operating income (loss) section of the MD&A.

Adjusted Net Income and Adjusted Diluted Earnings Per Share
Adjusted net income was $102.5 for the three months ended March 31, 2022 compared to $97.8 million for the prior year period, an increase of $4.7 million, or 4.9%. Adjusted net earnings per share was $0.24 for the three months ended March 31, 2022 compared to $0.23 for the prior year period, an increase of $0.01 per share, or 4.3%. The increase of adjusted net income and adjusted diluted earnings per share was primarily driven by revenue growth from the underlying business, lower net personnel costs and lower interest expense due to lower interest rates, partially offset by higher data and data processing costs.

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
We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs for at least the next twelve months, including interest payments, contractual obligations, capital expenditures, tax liabilities and restructuring charges. We continue to generate substantial cash from ongoing operating activities and manage our capital structure to meet short- and long-term objectives including investing in existing businesses and strategic acquisitions. In addition, we have the ability to use the short-term borrowings from the Revolving Facility to supplement the seasonality in the timing of receipts in order to fund our working capital needs. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. Our access to the capital markets can be impacted by factors outside of our control, including the impact of COVID-19 which is exacerbated by the ongoing Russia/Ukraine conflict. Currently, while we do not expect the impact of COVID-19 and the Russia/Ukraine conflict to affect our ability to fund our operating needs for the foreseeable future, the ultimate impact will be difficult to predict, and depends on, among many factors, the duration of the pandemic and the current Russia/Ukraine conflict, government mandates or guidance regarding COVID-19 restrictions, the expansion of sanctions and their effects to our clients, vendors, and the financial markets.
Cash Flow Overview

As of March 31, 2022, we had cash and cash equivalents of $215.8 million, of which $206.4 million was held by our foreign operations. We utilize a variety of planning strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Subsequent to the enactment of the Tax Cuts and Jobs Act ("2017 Act"), we expect a significant portion of the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. income tax upon repatriation to the United States, after a one-time mandatory U.S. tax on accumulated undistributed foreign earnings through December 31, 2017. However, a portion of our cash held by our foreign operations is still subject to foreign income tax or withholding tax upon repatriation. As a result, we intend to reinvest indefinitely all earnings post 2017 from our China and India subsidiaries. Cash held in our China and India operations totaled $70.5 million as of March 31, 2022. As of March 31, 2022, our total tax liability associated with the 2017 Act was $49.8 million, of which $5.2 million was included in "Accrued income tax" and $44.6 million was included in "Other non-current liabilities."

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the periods presented (In millions):

	Three months ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$138.8	$168.2
Net cash provided by (used in) investing activities	(49.4)	(637.9)
Net cash provided by (used in) financing activities	(51.0)	290.1
Total cash provided during the period before the effect of exchange rate changes	$38.4	$(179.6)

Cash Provided by (Used in) Operating Activities
Lower operating cash flows in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily driven by higher net tax payment of approximately $88 million in the current year period due to non-recurring cash benefit of $66.2 million received in the prior year period related to the application of the CARES Act, partially offset by higher net cash from various operating activities in the current year period of approximately $34 million primarily attributable to better collections from customer receivables and lower interest payment of approximately $22 million in the current year period attributable to lower interest rates and a change in the timing of interest payments resulting from debt refinancing.
The CARES Act, which was signed into law on March 27, 2020 by the U.S. government, was designed to provide relief to businesses during the COVID-19 pandemic, including allowing the amendment of prior tax returns to obtain tax refunds through the modification of rules related to the net operating losses and interest expense deductions. We utilized the relief opportunities provided by the Act. The application of the CARES Act resulted in a net cash benefit of $98.4 million. On January 22, 2021, we received $66.2 million of the $98.4 million due to us.
We expect operating cash requirements in 2022 to be primarily related to payments for interest, contractual obligations, tax liability and other working capital needs. We typically have various contractual obligations in our normal course of business, including those recorded as liabilities in our consolidated balance sheet, and certain purchase commitments that are not recognized, but are disclosed in the notes to our consolidated financial statements. A significant portion of these contractual obligations are related to payments for enterprise-wide information-technology services. See below "Contractual Obligations" for information on expected payments. We expect to continue to generate substantial cash from ongoing operating activities.

Cash Provided by (Used in) Investing Activities
Lower net cash used in investing activities for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to higher payment of $617.0 million in the prior year period for the Bisnode acquisition, partially offset by higher cash settlements payment of $25.0 million for foreign currency contracts.
During the first quarter of 2021, we acquired Bisnode for a total purchase price of $805.8 million, inclusive of cash acquired of $29.9 million. The transaction closed with a combination of cash of $646.9 million and 6,237,087 newly issued shares of common stock of the Company in a private placement valued at $158.9 million based on the stock closing price on January 8, 2021. The transaction was partially funded by the proceeds from the $300 million borrowing from the Incremental Term Loan.
Cash Provided by (Used in) Financing Activities
The increase in net cash used in financing activities during the three months ended March 31, 2022, compared to net cash provided by financing activities in the three months ended March 31, 2021, was primarily related to payments of $436.3 million in the current year period for debt redemption activities (inclusive of early payment premium) related to the repayment of the 6.875% Senior Secured Notes, higher net repayments of $60 million for credit facility borrowing, partially offset by higher proceeds of $160 million in the current year period from the issuance of incremental term loan.

Capital Resources and Debt

In addition to cash generated from our operating activities, we also borrow from time to time from our credit facility and issue long-term debt.
Below is a summary of our borrowings as of March 31, 2022 and December 31, 2021 (In millions):

		March 31, 2022			December 31, 2021
	Maturity	Principal amount	Debt issuance costs and discount	Carrying value	Principal amount	Debt issuance costs and discount	Carrying value
Debt maturing within one year:
2026 Term loan	February 8, 2026	$28.1	$—	$28.1	$28.1	$—	$28.1
2029 Term loan	January 18, 2029	4.6	—	4.6	—	—	—
Total short-term debt		$32.7	$—	$32.7	$28.1	$—	$28.1

Debt maturing after one year:
2026 Term loan	February 8, 2026	$2,747.8	$60.6	$2,687.2	$2,754.8	$64.5	$2,690.3
2029 Term loan	January 18, 2029	455.4	7.2	448.2	—	—	—
Revolving facility	September 11, 2025	100.0	—	100.0	160.0	—	160.0
5.000% Senior unsecured notes	December 15, 2029	460.0	6.7	453.3	460.0	6.8	453.2
6.875% Senior secured notes	Fully paid off in January 2022	—	—	—	420.0	6.8	413.2
Total long-term debt		$3,763.2	$74.5	$3,688.7	$3,794.8	$78.1	$3,716.7
Total debt		$3,795.9	$74.5	$3,721.4	$3,822.9	$78.1	$3,744.8

See Note 5 to the unaudited condensed consolidated financial statements for detailed discussion related to our debt as of March 31, 2022 and December 31, 2021.
Contractual Obligations
See Notes 7, 10 and 20 to the consolidated financial statements for the year ended December 31, 2021 included in the 2021 Annual Report on Form 10-K for expected payments for our operating leases, pension obligations and vendor commitments, respectively.
Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements, other than our foreign exchange forward contracts and interest rate swaps discussed in Note 12 to the unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of March 31, 2022, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2022.

Item 4. Controls and Procedures
As of March 31, 2022, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.
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
Based upon their evaluation, our CEO and CFO have concluded that as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
Other than the risk factor set forth below, there have been no other material changes in our risk factors since our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2022.
We are a global company and exposed to geo-political conflicts and events, including the ongoing Russia/Ukraine conflict, which has resulted in increased economic uncertainty and could have significant negative effect on macro-economy and financial markets.
In February 2022, Russia invaded Ukraine. As a result, the U.S. and certain other countries have imposed sanctions on Russia that could disrupt international commerce and the global economy. This has further exacerbated global economic uncertainty caused by COVID-19. We do not have operations or a material customer base in either country. Our exposure is primarily limited to our relationship with the Worldwide Network alliances in the region, which is immaterial. However, an escalation of the conflict or expansion of sanctions could further disrupt global supply chains, broaden inflationary costs, and have a material adverse effect on our customers, vendors and financial markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number	Description

10.1
Amendment No. 5 to Credit Agreement, dated January 18, 2022, by and among The Dun & Bradstreet Corporation, as Borrower, Star Intermediate III, LLC, as Holdings, the Guarantors party thereto, Bank of America, as Administrative Agent and the other lenders party thereto from time to time (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on January 18, 2022) (SEC File No. 001-39261).*

10.2	Employment Agreement by and between Kevin Coop and the Dun & Bradstreet Corporation dated February 5, 2019

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from Dun & Bradstreet Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) the Condensed Consolidated Statements of Stockholder Equity (Unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUN & BRADSTREET HOLDINGS, INC.

		By:	/s/ BRYAN T. HIPSHER
Bryan T. Hipsher
Date:	May 9, 2022		Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ ANTHONY PIETRONTONE
Anthony Pietrontone
Date:	May 9, 2022		Chief Accounting Officer
(Principal Accounting Officer)