Form 10-Q
period 2022-09-30
Dun & Bradstreet Holdings, Inc.
filed 2022-11-03
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 435,731,379 shares outstanding of the Registrant's common stock as of October 28, 2022.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2022

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$556.3	$541.9	$1,629.6	$1,567.3
Cost of services (exclusive of depreciation and amortization)	175.0	159.4	533.3	487.6
Selling and administrative expenses	184.1	171.5	548.9	515.6
Depreciation and amortization	145.1	156.7	441.5	458.7
Restructuring charges	6.6	4.8	14.3	20.7
Operating costs	510.8	492.4	1,538.0	1,482.6
Operating income (loss)	45.5	49.5	91.6	84.7
Interest income	0.5	0.2	1.1	0.5
Interest expense	(49.1)	(48.3)	(138.2)	(145.2)
Other income (expense) - net	8.8	13.3	10.7	32.5
Non-operating income (expense) - net	(39.8)	(34.8)	(126.4)	(112.2)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	5.7	14.7	(34.8)	(27.5)
Less: provision (benefit) for income taxes	(4.2)	(2.8)	(13.6)	30.4
Equity in net income of affiliates	0.5	0.7	1.8	2.0
Net income (loss)	10.4	18.2	(19.4)	(55.9)
Less: net (income) loss attributable to the non-controlling interest	(2.4)	(1.6)	(5.7)	(4.2)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$8.0	$16.6	$(25.1)	$(60.1)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$0.02	$0.04	$(0.06)	$(0.14)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$0.02	$0.04	$(0.06)	$(0.14)
Weighted average number of shares outstanding-basic	429.2	428.6	429.0	428.7
Weighted average number of shares outstanding-diluted	429.4	428.7	429.0	428.7
Other comprehensive income (loss), net of income taxes:
Net income (loss)	$10.4	$18.2	$(19.4)	$(55.9)
Foreign currency adjustments:
Foreign currency translation adjustments, net of tax (1)	$(93.1)	$(30.3)	$(220.0)	$(63.2)
Net investment hedge derivative, net of tax (2)	16.4	—	21.9	—
Cash flow hedge derivative, net of tax expense (benefit) (3)	12.5	(0.1)	43.4	0.7
Defined benefit pension plans:
Prior service credit (cost), net of tax expense (benefit) (4)	—	(0.2)	(0.2)	(0.3)
Net actuarial gain (loss), net of tax expense (benefit) (5)	—	0.6	—	1.5
Total other comprehensive income (loss), net of tax	$(64.2)	$(30.0)	$(154.9)	$(61.3)
Comprehensive income (loss), net of tax	$(53.8)	$(11.8)	$(174.3)	$(117.2)
Less: comprehensive (income) loss attributable to the non-controlling interest	1.3	(1.6)	1.5	(5.8)
Comprehensive income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(52.5)	$(13.4)	$(172.8)	$(123.0)
(1)Tax Expense (Benefit) of $(4.0) million and $(1.3) million for the three months ended September 30, 2022 and 2021, respectively. Tax Expense (Benefit) of $(6.9) million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)Tax Expense (Benefit) of $6.0 million for the three months ended September 30, 2022. Tax Expense (Benefit) of $8.0 million for the nine months ended September 30, 2022.
(3)Tax Expense (Benefit) of $4.5 million and $(0.1) million for the three months ended September 30, 2022 and 2021, respectively. Tax Expense (Benefit) of $15.9 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.
(4)Tax Expense (Benefit) of less than $0.1 million for the three months ended September 30, 2021. Tax Expense (Benefit) of $(0.1) million and $(0.1) million for the nine months ended September 30, 2022 and 2021, respectively.
(5)Tax Expense (Benefit) of $0.1 million for the three months ended September 30, 2021. Tax Expense (Benefit) of $0.3 million for the nine months ended September 30, 2021.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$203.9	$177.1
Accounts receivable, net of allowance of $13.4 at September 30, 2022 and $16.5 at December 31, 2021 (Notes 3 and 6)	200.4	401.7
Prepaid taxes	69.0	52.2
Other prepaids	88.5	63.9
Swap derivative assets (Note 13)	79.2	10.1
Other current assets	25.6	13.0
Total current assets	666.6	718.0
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $34.5 at September 30, 2022 and $27.5 at December 31, 2021	93.3	96.8
Computer software, net of accumulated amortization of $306.6 at September 30, 2022 and $234.2 at December 31, 2021 (Note 16)	588.7	557.4
Goodwill (Notes 15 and 16)	3,400.8	3,493.3
Deferred income tax	13.7	18.5
Other intangibles (Notes 15 and 16)	4,395.9	4,824.5
Deferred costs (Note 3)	126.3	116.1
Other non-current assets (Note 7)	144.4	172.6
Total non-current assets	8,763.1	9,279.2
Total assets	$9,429.7	$9,997.2
Liabilities
Current liabilities
Accounts payable	$89.7	$83.5
Accrued payroll	80.2	125.6
Short-term debt (Note 5)	32.7	28.1
Deferred revenue (Note 3)	536.6	569.4
Other accrued and current liabilities (Note 7)	197.2	198.3
Total current liabilities	936.4	1,004.9
Long-term pension and postretirement benefits (Note 10)	138.3	178.4
Long-term debt (Note 5)	3,552.1	3,716.7
Deferred income tax	1,090.7	1,207.2
Other non-current liabilities (Note 7)	124.6	144.7
Total liabilities	5,842.1	6,251.9
Commitments and contingencies (Note 8)

Equity
Common Stock, $0.0001 par value per share, authorized—2,000,000,000 shares; 436,619,291 shares issued and 435,732,371 shares outstanding at September 30, 2022 and 432,070,999 shares issued and 431,197,782 shares outstanding at December 31, 2021	—	—
Capital surplus	4,517.3	4,500.4
Accumulated deficit	(786.9)	(761.8)
Treasury Stock, 886,920 shares at September 30, 2022 and 873,217 shares at December 31, 2021	(0.3)	(0.3)
Accumulated other comprehensive loss	(204.8)	(57.1)
Total stockholder equity	3,525.3	3,681.2
Non-controlling interest	62.3	64.1
Total equity	3,587.6	3,745.3
Total liabilities and stockholder equity	$9,429.7	$9,997.2

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows provided by (used in) operating activities:
Net income (loss)	$(19.4)	$(55.9)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	441.5	458.7
Amortization of unrecognized pension loss (gain)	(0.3)	1.4
Debt early redemption premium expense	16.3	—
Amortization and write off of deferred debt issuance costs	19.6	14.2
Equity-based compensation expense	43.9	23.7
Restructuring charge	14.3	20.7
Restructuring payments	(12.3)	(13.5)
Changes in deferred income taxes	(98.1)	(48.7)
Changes in operating assets and liabilities: (1)
(Increase) decrease in accounts receivable	183.9	88.9
(Increase) decrease in prepaid taxes, other prepaids and other current assets	(48.3)	62.9
Increase (decrease) in deferred revenue	(3.8)	2.5
Increase (decrease) in accounts payable	7.0	(12.8)
Increase (decrease) in accrued payroll	(28.1)	(13.8)
Increase (decrease) in other accrued and current liabilities	(24.9)	(57.1)
(Increase) decrease in other long-term assets	(2.4)	(10.3)
Increase (decrease) in long-term liabilities	(51.4)	(63.7)
Net, other non-cash adjustments	2.3	4.0
Net cash provided by (used in) operating activities	439.8	401.2
Cash flows provided by (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(0.5)	(617.0)
Cash settlements of foreign currency contracts and net investment hedge	(11.5)	22.8
Payments for real estate purchase	—	(76.6)
Capital expenditures	(10.2)	(8.2)
Additions to computer software and other intangibles	(143.0)	(112.3)
Other investing activities, net	(0.7)	0.6
Net cash provided by (used in) investing activities	(165.9)	(790.7)
Cash flows provided by (used in) financing activities:
Payment for debt early redemption premiums	(16.3)	—
Payments of dividends	(21.5)	—
Payment of long term debt	(420.0)	—
Proceeds from borrowings on Credit Facility	242.5	64.1
Proceeds from borrowings on Term Loan Facility	460.0	300.0
Payments of borrowings on Credit Facility	(356.3)	(64.1)
Payments of borrowing on Term Loan Facility	(98.4)	(21.1)
Payment of debt issuance costs	(7.4)	(2.6)
Other financing activities, net	(0.8)	(2.2)
Net cash provided by (used in) financing activities	(218.2)	274.1
Effect of exchange rate changes on cash and cash equivalents	(23.3)	(2.5)
Increase (decrease) in cash, cash equivalents and restricted cash	32.4	(117.9)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	177.1	352.3
Cash, Cash Equivalents and Restricted Cash, End of Period	$209.5	$234.4

Supplemental Disclosure of Cash Flow Information:
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$203.9	$234.4
Restricted cash included within other current assets (2)	5.6	—
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$209.5	$234.4

Cash Paid for:
Income taxes payment (refund), net	$111.8	$(2.4)
Interest	$122.8	$149.7
Noncash Investing and Financing activities:
Fair value of acquired assets, including measurement period adjustments	$0.5	$1,181.8
Cash paid for acquired businesses	(0.5)	(646.9)
6,237,087 shares of common stock issued for the acquisition	—	(158.9)
Assumed liabilities from acquired businesses including non-controlling interest and measurement period adjustments	$—	$376.0

Noncash additions to computer software	$20.1	$10.4
(1)Net of the effect of acquisitions, see further details in Note 15.
(2)Restricted cash represents funds set aside associated with the Federal Trade Commission Consent Order to provide refunds to certain former and current customers.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Stockholder Equity
(In millions)
(Unaudited)

	Common stock	Capital surplus	(Accumulated deficit) Retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholder equity	Non-controlling interest	Total equity

Nine months ended September 30, 2021
Balance, January 1, 2021	$—	$4,310.2	$(690.1)	$—	$26.2	$(120.3)	$(0.4)	$3,525.6	$58.3	$3,583.9
Net income (loss)	—	—	(60.1)	—	—	—	—	(60.1)	4.2	(55.9)
Shares issued for Bisnode acquisition	—	158.9	—	—	—	—	—	158.9	—	158.9
Equity-based compensation plans	—	22.0	—	(0.3)	—	—	—	21.7	—	21.7
Pension adjustments, net of tax expense of $0.2	—	—	—	—	—	1.2	—	1.2	—	1.2
Change in cumulative translation adjustment, net of tax expense of $1.7	—	—	—	—	(64.8)	—	—	(64.8)	1.6	(63.2)
Cash flow hedge derivative financial instruments, net of tax expense of $0.2	—	—	—	—	—	—	0.7	0.7	—	0.7
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(2.0)	(2.0)
Balance, September 30, 2021	$—	$4,491.1	$(750.2)	$(0.3)	$(38.6)	$(119.1)	$0.3	$3,583.2	$62.1	$3,645.3
Three months ended September 30, 2021
Balance, June 30, 2021	$—	$4,482.4	$(766.8)	$(0.3)	$(8.3)	$(119.5)	$0.4	$3,587.9	$60.7	$3,648.6
Net income (loss)	—	—	16.6	—	—	—	—	16.6	1.6	18.2
Equity-based compensation plans	—	8.7	—	—	—	—	—	8.7	—	8.7
Pension adjustments, net of tax expense $0.1	—	—	—	—	—	0.4	—	0.4	—	0.4
Change in cumulative translation adjustment, net of tax benefit of $1.3	—	—	—	—	(30.3)	—	—	(30.3)	—	(30.3)
Cash flow hedge derivative, net of tax benefit of $0.1	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance, September 30, 2021	$—	$4,491.1	$(750.2)	$(0.3)	$(38.6)	$(119.1)	$0.3	$3,583.2	$62.1	$3,645.3

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholder equity	Non-controlling interest	Total equity
Nine months ended September 30, 2022
Balance, January 1, 2022	$—	$4,500.4	$(761.8)	$(0.3)	$(52.6)	$(11.9)	$7.4	$3,681.2	$64.1	$3,745.3
Net income (loss)	—	—	(25.1)	—	—	—	—	(25.1)	5.7	(19.4)
Equity-based compensation plans	—	38.7	—	—	—	—	—	38.7	—	38.7
Dividends declared (1)	—	(21.8)	—	—	—	—	—	(21.8)	—	(21.8)
Pension adjustments, net of tax benefit of $0.1	—	—	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Change in cumulative translation adjustment, net of tax benefit of $6.9	—	—	—	—	(212.8)	—	—	(212.8)	(7.2)	(220.0)
Net investment hedge derivative, net of tax expense of $8.0	—	—	—	—	21.9	—	—	21.9	—	21.9
Cash flow hedge derivative, net of tax expense of $15.9	—	—	—	—	—	—	43.4	43.4	—	43.4
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance, September 30, 2022	$—	$4,517.3	$(786.9)	$(0.3)	$(243.5)	$(12.1)	$50.8	$3,525.3	$62.3	$3,587.6
Three months ended September 30, 2022
Balance, June 30, 2022	$—	$4,521.6	$(794.9)	$(0.3)	$(170.5)	$(12.1)	$38.3	$3,582.1	$63.6	$3,645.7
Net income (loss)	—	—	8.0	—	—	—	—	8.0	2.4	10.4
Equity-based compensation plans	—	17.5	—	—	—	—	—	17.5	—	17.5
Dividends declared (1)	—	(21.8)	—	—	—	—	—	(21.8)	—	(21.8)
Change in cumulative translation adjustment, net of tax benefit of $4.0	—	—	—	—	(89.4)	—	—	(89.4)	(3.7)	(93.1)
Net investment hedge derivative, net of tax expense of $6.0	—	—	—	—	16.4	—	—	16.4	—	16.4
Cash flow hedge derivative, net of tax expense of $4.5	—	—	—	—	—	—	12.5	12.5	—	12.5
Balance, September 30, 2022	$—	$4,517.3	$(786.9)	$(0.3)	$(243.5)	$(12.1)	$50.8	$3,525.3	$62.3	$3,587.6

(1)See Note 12 "Earnings (Loss) Per Share" for further discussion.

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
Our unaudited condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the unaudited consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We continue to closely monitor the ongoing impact of the novel coronavirus ("COVID-19") and its variants on our business and geographic locations. While we continue to expect the impact of COVID-19 to global businesses to moderate, there still remains uncertainty regarding its duration and the speed and nature of recovery. In addition, the ongoing conflict between Russia and Ukraine, which started in February 2022, has further exacerbated uncertainty in the global economy resulting from disruptions in supply chains and government sanctions. The extent of the impact of COVID-19 and the current Russia/Ukraine conflict on our operations and financial performance will depend on, among many factors, the duration of the pandemic, the continuation of the Russia/Ukraine conflict, the government mandates or guidance regarding COVID-19 restrictions and their effects on global market conditions and on our clients and vendors, which continue to be uncertain at this time and cannot be predicted. The ongoing uncertainty may affect management's estimates and assumptions of variable consideration in contracts with clients as well as other estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions.
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
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The amendments require an acquirer to recognize and measure contract assets and contract liabilities in a business combination based on the guidance of ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" rather than fair value. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption of this ASU is permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. We early adopted this

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

update during the fourth quarter of 2021. As a result of the adoption of this update, no fair value adjustments were made to the acquired deferred revenue balances for acquisitions completed in 2021. See Note 15 for further detail.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04 "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance in ASU No. 2020-04. Both ASUs were effective upon issuance, and the Company may elect to apply the amendments prospectively through December 31, 2022 as the transition from LIBOR is completed. On April 20, 2022, the FASB issued a proposed ASU that would extend the transition date to December 31, 2024.
Note 3 -- Revenue
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2022 is as follows:

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Future revenue	$441.4	$958.6	$507.8	$250.1	$154.6	$409.7	$2,722.2

The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Timing of Revenue Recognition

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue recognized at a point in time	$232.2	$232.1	$655.3	$651.7
Revenue recognized over time	324.1	309.8	974.3	915.6
Total revenue recognized	$556.3	$541.9	$1,629.6	$1,567.3
Contract Balances

	At September 30, 2022	At December 31, 2021
Accounts receivable, net	$200.4	$401.7
Short-term contract assets (1)	$7.5	$3.4
Long-term contract assets (2)	$4.6	$9.1
Short-term deferred revenue	$536.6	$569.4
Long-term deferred revenue (3)	$16.3	$13.7
(1) Included within "Other current assets" in the condensed consolidated balance sheet.
(2) Included within "Other non-current assets" in the condensed consolidated balance sheet.
(3) Included within "Other non-current liabilities" in the condensed consolidated balance sheet.

The decrease in accounts receivable of $201.3 million from December 31, 2021 to September 30, 2022 was primarily due to the accounts receivable securitization facility agreement the Company entered in September 2022. See Note 6 for more detailed discussion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The decrease in deferred revenue of $30.2 million from December 31, 2021 to September 30, 2022 was primarily due to $469.0 million of revenue recognized that was included in the deferred revenue balance at December 31, 2021, largely offset by cash payments received or due in advance of satisfying our performance obligations.

The decrease in contract assets of $0.4 million was primarily due to $9.4 million of contract assets included in the balance at January 1, 2022 that were reclassified to receivables when they became unconditional, partially offset by new contract assets recognized, net of new amounts reclassified to receivables during 2022.

See Note 17 for a schedule of disaggregation of revenue.
Assets Recognized for the Costs to Obtain a Contract
Commission assets, net of accumulated amortization included in deferred costs, were $126.3 million and $116.1 million as of September 30, 2022 and December 31, 2021, respectively.
The amortization of commission assets was $9.5 million and $27.1 million for the three and nine months ended September 30, 2022, respectively, and $7.0 million and $19.6 million for the three and nine months ended September 30, 2021, respectively.
Note 4 -- Restructuring Charges

We incurred restructuring charges (which generally consist of employee severance and termination costs, and contract terminations). These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
Three months ended September 30, 2022 vs. Three months ended September 30, 2021
We recorded total restructuring charges of $6.6 million for the three months ended September 30, 2022, consisting of:

•Severance costs of $5.5 million under ongoing benefit arrangements. Approximately 170 employees were impacted. Most of the employees impacted exited the Company by the end of the third quarter of 2022. The cash payments for these employees will be substantially completed by the end of the fourth quarter of 2022; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $1.1 million.
We recorded total restructuring charges of $4.8 million for the three months ended September 30, 2021, consisting of:

•Severance costs of $4.0 million under ongoing benefit arrangements. Approximately 20 employees were impacted. Most of the employees impacted exited the Company by the end of the third quarter of 2021. The cash payments for these employees were substantially completed by the end of the third quarter of 2022; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $0.8 million.

Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021
We recorded total restructuring charges of $14.3 million for the nine months ended September 30, 2022, consisting of:

•Severance costs of $9.9 million under ongoing benefit arrangements. Approximately 210 employees were impacted. Most of the employees impacted exited the Company by the end of the third quarter of 2022. The cash payments for these employees will be substantially completed by the end of the fourth quarter of 2022; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $4.4 million.
We recorded total restructuring charges of $20.7 million for the nine months ended September 30, 2021, consisting of:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

•Severance costs of $16.7 million under ongoing benefit arrangements. Approximately 175 employees were impacted. Most of the employees impacted exited the Company by the end of the third quarter of 2021. The cash payments for these employees were substantially completed by the end of the third quarter of 2022; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $4.0 million.

The following table sets forth the restructuring reserves and utilization for the three months ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2021, June 30, 2021 and September 30, 2021:

	Severance and termination	Contract termination and other exit costs	Total

2022:
Balance remaining as of December 31, 2021	$4.7	$3.3	$8.0
Charge taken during first quarter 2022 (1)	2.5	0.6	3.1
Payments made during first quarter 2022	(3.4)	(0.6)	(4.0)
Balance remaining as of March 31, 2022	$3.8	$3.3	$7.1
Charge taken during second quarter 2022 (1)	1.9	—	1.9
Payments made during second quarter 2022	(2.7)	(0.6)	(3.3)
Balance remaining as of June 30, 2022	$3.0	$2.7	$5.7
Charge taken during third quarter 2022 (1)	5.5	0.4	5.9
Payments made during third quarter 2022	(4.3)	(0.6)	(4.9)
Balance remaining as of September 30, 2022	$4.2	$2.5	$6.7

2021:
Balance remaining as of December 31, 2020	$2.6	$7.1	$9.7
Charge taken during first quarter 2021 (1)	4.7	(0.3)	4.4
Payments made during first quarter 2021	(2.4)	(0.9)	(3.3)
Balance remaining as of March 31, 2021	$4.9	$5.9	$10.8
Charge taken during second quarter 2021 (1)	8.0	0.3	8.3
Payments made during second quarter 2021	(3.9)	(1.0)	(4.9)
Balance remaining as of June 30, 2021	$9.0	$5.2	$14.2
Charge taken during third quarter 2021 (1)	4.0	—	4.0
Payments made during third quarter 2021	(4.7)	(0.6)	(5.3)
Balance remaining as of September 30, 2021	$8.3	$4.6	$12.9
(1)Balance excludes charges accounted for under ASU No. 2016-02, "Leases (Topic 842)."

Note 5 -- Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

		September 30, 2022			December 31, 2021
	Maturity	Principal amount	Debt issuance costs and discount*	Carrying value	Principal amount	Debt issuance costs and discount*	Carrying value
Debt maturing within one year:
2026 Term loan (1)	February 8, 2026	$28.1	$—	$28.1	$28.1	$—	$28.1
2029 Term loan (1)	January 18, 2029	4.6	—	4.6	—	—	—
Total short-term debt		$32.7	$—	$32.7	$28.1	$—	$28.1

Debt maturing after one year:
2026 Term loan (1)	February 8, 2026	$2,658.7	$53.0	$2,605.7	$2,754.8	$64.5	$2,690.3
2029 Term loan (1)	January 18, 2029	453.1	6.7	446.4	—	—	—
Revolving facility (1) (2)	September 11, 2025	46.2	—	46.2	160.0	—	160.0
5.000% Senior unsecured notes (1)	December 15, 2029	460.0	6.2	453.8	460.0	6.8	453.2
6.875% Senior secured notes (1)	Fully paid off in January 2022	—	—	—	420.0	6.8	413.2
Total long-term debt		$3,618.0	$65.9	$3,552.1	$3,794.8	$78.1	$3,716.7
Total debt		$3,650.7	$65.9	$3,584.8	$3,822.9	$78.1	$3,744.8
*Initial debt issuance costs were recorded as a reduction of the carrying amount of the debt and amortized over the contractual term of the debt. Balances represent the unamortized portion of debt issuance costs and discounts.

(1) The 5.000% Senior Unsecured Notes, the 6.875% Senior Secured Notes and the Senior Secured Credit Facilities contain certain covenants that limit our ability to incur additional indebtedness and guarantee indebtedness, create liens, engage in mergers or acquisitions, sell, transfer or otherwise dispose of assets, pay dividends and distributions or repurchase capital stock, prepay certain indebtedness and make investments, loans and advances. We were in compliance with these non-financial covenants at September 30, 2022 and December 31, 2021.
(2) The Revolving Facility contains a springing financial covenant requiring compliance with a maximum ratio of first lien net indebtedness to consolidated EBITDA of 6.75. The financial covenant applies only if the aggregate principal amount of borrowings under the Revolving Facility and certain outstanding letters of credit exceed 35% of the total amount of commitments under the Revolving Facility on the last day of any fiscal quarter. The financial covenant did not apply at September 30, 2022 and December 31, 2021.

On January 18, 2022, we amended our credit agreement dated February 8, 2019, specifically related to the Term Loan Facility, to establish Incremental Term Loans in an aggregate principal amount of $460 million with a maturity date of January 18, 2029 ("2029 Term Loan"). We used the proceeds from the 2029 Term Loans to redeem our then-outstanding $420 million in aggregate principal amount of the 6.875% Senior Secured Notes due 2026, inclusive of early redemption premium of $16.3 million, accrued interest and fees and expenses. As a result of the redemption, we recorded a loss on debt extinguishment of $23.0 million as the difference between the settlement payments of $436.3 million and the carrying amount of the debt of $413.3 million, including unamortized debt issuance costs of $6.7 million. The loss was recorded within "Non-operating income (expense)-net" for the nine months ended September 30, 2022. Initial debt issuance costs of $7.4 million related to the 2029 Term Loan were recorded as a reduction of the carrying amount of the term loan and will be amortized over its contractual term.
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
Other details of the Senior Secured Credit Facilities:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

•For the 2029 Term Loan, beginning June 30, 2022, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on January 18, 2029. The 2029 Incremental Term Loan bears interest at a rate per annum equal to 325 basis points over a SOFR rate for the interest period. The interest rate associated with the outstanding balance of the 2029 Term Loan at September 30, 2022 was 6.282%.
•For the term loans issued prior to January 18, 2022, beginning June 30, 2020, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026 ("2026 Term Loan"). On September 15, 2022, we paid down an additional $75 million to reduce the borrowing of the 2026 Term Loan. The margin to LIBOR was 500 basis points initially. Several amendments were made subsequently to reduce the margin to LIBOR. As of September 30, 2022 and December 31, 2021, the spread was 325 basis points. The interest rates associated with the outstanding balances of the 2026 Term Loan at September 30, 2022 and December 31, 2021 were 6.330% and 3.352%, respectively.
•For borrowings under the Revolving Facility, the margin to LIBOR was 350 basis points initially. Subsequent to the IPO transaction, the spread was reduced by 25 basis points to 325 basis points, subject to a ratio-based pricing grid. The aggregate amount available under the Revolving Facility is $850 million. The available borrowings under the Revolving Facility at September 30, 2022 and December 31, 2021 were $803.8 million and $690.0 million, respectively. The interest rates associated with the outstanding balances of the Revolving Facility at September 30, 2022 and December 31, 2021 were 6.128% and 3.104%, respectively.
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $11.1 million at September 30, 2022 and $13.5 million at December 31, 2021.
We entered into interest rate swaps and cross currency interest rate swaps, with various maturity dates, in order to manage the impact of interest rate changes. As of September 30, 2022, we had interest rate swap contracts and cross-currency interest rate contracts with an aggregate notional amount of $1.25 billion and $375 million, respectively. As of December 31, 2021, we had interest rate swap contracts with an aggregate notional amount of $1.0 billion. See Note 13 for more detailed discussion.
Note 6 -- Accounts Receivable Securitization Facility

In September 2022, the Company entered into a three-year revolving securitization facility agreement to transfer customer receivables of one of our U.S. subsidiaries (“Originator”) through our bankruptcy-remote subsidiary (“SPE”) to a third-party financial institution (“Purchaser”) on a recurring basis in exchange for cash equal to the gross receivables transferred. The facility has monthly drawing limits ranging from $160 million to $215 million. Transfers of our U.S. accounts receivable from the SPE to the Purchaser are accounted for as a sale of financial assets, and the accounts receivable are derecognized from the consolidated financial statements, as the SPE transfers effective control and risk associated with the transferred accounts receivable. Other than collection and administrative responsibilities, the Company and related subsidiaries have no continuing involvement in the transferred accounts receivable. The accounts receivable, once sold, are no longer available to satisfy creditors of the Company or the related subsidiaries in the event of bankruptcy. These sales are transacted at the face value of the relevant accounts receivable. The future outstanding balance of trade receivables that will be sold is expected to vary based on the level of activity and other factors. The receivables sold are fully guaranteed by the SPE that also pledges further accounts receivable as collateral under this agreement. The Company controls and therefore consolidates the SPE in its consolidated financial statements.

The Company derecognized accounts receivable of $252.5 million and collected $252.5 million of accounts receivable sold under this agreement during the three months ended September 30, 2022. Unsold accounts receivable of $90.6 million were pledged by the SPE as collateral to the Purchaser as of September 30, 2022. As of September 30, 2022, a recourse liability of $1.9 million was recognized related to the receivables sold that have not been collected.

Fees incurred for the facility, including fees for administrative responsibilities, during the three months ended September 30, 2022 were immaterial and have been reflected within "Non-operating income (expense) – net” in the condensed consolidated statements of operations and comprehensive income (loss).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Cash activity related to the Facility is reflected in "Net cash provided by operating activities" in the condensed consolidated statements of cash flows.

Note 7 -- Other Assets and Liabilities

Other Non-Current Assets:

	September 30, 2022	December 31, 2021
Right of use assets	$51.8	$71.9
Prepaid pension assets	36.2	36.6
Investments	26.2	27.2
Other various	30.2	36.9
Total	$144.4	$172.6

Other Accrued and Current Liabilities:

	September 30, 2022	December 31, 2021
Accrued operating costs	$112.7	$113.5
Accrued interest expense	9.2	12.6
Short-term lease liability	18.5	26.0
Accrued income tax	11.8	16.4
Other various	45.0	29.8
Total	$197.2	$198.3

Other Non-Current Liabilities:

	September 30, 2022	December 31, 2021
Deferred revenue - long term	$16.3	$13.7
U.S. tax liability associated with the 2017 Act	39.3	44.6
Long-term lease liability	42.6	59.4
Liabilities for unrecognized tax benefits	17.8	19.2
Other various	8.6	7.8
Total	$124.6	$144.7

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
Federal Trade Commission Consent Agreement
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
In accordance with ASC 450, an accrual in respect to this matter was included in the consolidated balance sheet as of September 30, 2022 and December 31, 2021. The amount of any loss has not been fully determined.

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

Note 9 -- Income Taxes

The effective tax rate for the three months ended September 30, 2022 was (70.9)%, reflecting a tax benefit of $4.2 million on pre-tax income of $5.7 million, compared to (18.9)% for the three months ended September 30, 2021, reflecting a tax benefit of $2.8 million on pre-tax income of $14.7 million. The change in the effective tax rate for the three months ended September 30, 2022 compared to the prior year period was primarily due to a decrease in our net deferred tax liabilities as a result of an enacted state tax rate change.

The effective tax rate for the nine months ended September 30, 2022 was 39.0%, reflecting a tax benefit of $13.6 million on pre-tax loss of $34.8 million, compared to (110.9)% for the nine months ended September 30, 2021, reflecting a tax expense of $30.4 million on a pre-tax loss of $27.5 million. The change in the effective tax rate for the nine months ended September 30, 2022 compared to the prior year period was primarily due to an increase in our net deferred tax liabilities as a result of a state tax apportionment change relating to the purchase of a building in Florida for the relocation of our corporate headquarters and an enacted tax rate change in the U.K., both occurring in the prior year period.
Note 10 -- Pension and Postretirement Benefits
Net Periodic Pension Cost
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension plans				Postretirement benefit obligations
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Components of net periodic cost (income):
Service cost	$0.7	$1.3	$2.3	$3.9	$—	$—	$—	$—
Interest cost	8.8	7.0	26.4	20.7	—	—	—	—
Expected return on plan assets	(19.6)	(20.8)	(59.4)	(62.5)	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of actuarial loss (gain)	—	0.6	—	1.7	—	—	—	—
Net periodic cost (income)	$(10.1)	$(11.9)	$(30.7)	$(36.2)	$(0.1)	$(0.1)	$(0.3)	$(0.3)

Note 11 -- Stock Based Compensation
The following table sets forth the components of our stock-based compensation and expected tax benefit for the three and nine months ended September 30, 2022 and 2021 related to the plans in effect during the respective period:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended September 30,		Nine months ended September 30,
Stock-based compensation expense:	2022	2021	2022	2021
Restricted stock and restricted stock units (1)	$14.6	$5.3	$36.6	$12.9
Stock options	3.3	1.0	4.9	2.1
Incentive units (2)	—	2.7	2.4	8.7
Total compensation expense	$17.9	$9.0	$43.9	$23.7

Expected tax benefit:
Restricted stock and restricted stock units	$1.6	$(0.9)	$4.7	$2.2
Stock options	0.3	0.1	0.4	(0.2)
Total expected tax benefit	$1.9	$(0.8)	$5.1	$2.0
(1)Higher expense for restricted stock and restricted stock units was primarily due to the addition of our 2022 grants and the expense recognition associated with accelerated shares.
(2)Expense for incentive units was less than $0.1 million for the three months ended September 30, 2022.

The following table summarizes the restricted stock, restricted stock units and stock options granted in 2022:

Date	Number of shares granted	Weighted average grant date fair value per share	Vesting period (in years)	Vesting criteria
Restricted Stock & RSU's: (1)
March 10, 2022	96,509	$16.58	1.0	Service
March 10, 2022 (2)	3,254,916	$16.58	3.0	Service & Performance
March 31, 2022	89,334	$17.52	3.0	Service
June 30, 2022	143,052	$15.03	3.0	Service
August 5, 2022 (2)	1,998,118	$15.89	3.0	Service & Performance
September 30, 2022	176,361	$12.39	3.0	Service

Stock Options:
August 5, 2022 (3)	4,914,868	$5.42	3.0	Service & Market
(1)Employee awards generally vest ratably over three years and director awards vest 100% after one year.
(2)These awards are also subject to a one-year performance target. Vesting of these awards is dependent on the satisfaction of the one-year performance target.
(3)Awards vest ratably over three years and become exercisable when D&B's share price exceeds and remains above a target price for a period of time as defined in the grant agreements. These are market condition options. See below for further discussion.

We accounted for stock-based compensation based on grant date fair value. For restricted stock, grant date fair value was based on the closing price of our stock on the date of grant. Service condition options were valued using the Black-Scholes valuation model. Market condition options were valued using a Monte Carlo valuation model.

On August 5, 2022, we granted to certain executives 4,914,868 stock options that contained both a service condition and a market condition. The stock options have a ten-year term and will vest ratably over three years, commencing on the first anniversary of the grant date. The executives must remain continuously employed through the latter of (1) the vesting periods or (2) the time when the market condition is met. The market condition, which impacts the exercisability of the stock options, requires that D&B’s share price must exceed the grant date share price by 20% for 20 trading days in any 30-day trading window during the 10-year term of the award. As these awards contain a market condition, the fair value on the date of grant was calculated using a Monte Carlo simulation model with the following weighted average assumptions:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Weighted average assumptions
Weighted average expected stock price volatility	33.46%
Weighted average expected dividend yield	1.29%
Weighted average expected life of option (in years)	4.5
Weighted average risk-free interest rate	2.77%
Weighted average grant date fair value	$5.42
Weighted average exercise price	$15.89

Expected stock price volatility was calculated based 50% on D&B’s historical volatility and 50% on the leverage-adjusted volatility of our peer companies. The expected dividend yield is based on our quarterly dividend divided by the three-month average stock price as of the grant date, annualized and continuously compounded. The expected term is based on the midpoint between the time of hurdle achievement and the expiration date. Risk free interest rate is based on the term-matched, zero-coupon risk-free rate from the Treasury Constant Maturity yield curve, continuously compounded.

The following tables summarize the restricted stock, restricted stock units, stock options and incentive units activity in 2022:

	Restricted stock and Restricted stock units
	Number of shares	Weighted-average grant date fair value	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2022	2,757,839	$21.61	1.2	$56.5
Granted	5,581,929	$16.34
Forfeited	(554,590)	$18.62
Vested	(943,690)	$21.77
Balances, September 30, 2022	6,841,488	$17.51	1.4	$84.8

	Stock options
	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2022	6,380,000	$22.00	5.5	$—
Granted	4,914,868	$15.89
Forfeited	(200,000)	$22.00
Vested	—	$—
Balances, September 30, 2022	11,094,868	$19.29	7.0	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Incentive units (1)
	Number of incentive units	Weighted-average grant date fair value	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2022	3,826,569	$2.95	0.2	$78.4
Distributed	(3,786,486)	$2.96
Forfeited	(13,703)	$2.59
Balances, September 30, 2022	26,380	$2.59	0.1	$0.3
(1)Incentive units were granted prior to the IPO under the Incentive Units Program.

The following table sets forth the unrecognized equity-based compensation cost as of September 30, 2022:

Equity-based compensation:	Unrecognized compensation	Weighted-average amortization period (in years)
Restricted stock & Restricted stock units	$90.2	2.3
Stock options	26.8	2.6
Incentive units (1)	—	0.1
Total unrecognized compensation expense	$117.0	2.5
(1)Less than $0.1 million of unrecognized compensation as of September 30, 2022.

Employee Stock Purchase Plan ("ESPP")

Under the Dun & Bradstreet Holdings, Inc. Employee Stock Purchase Plan, eligible employees are allowed to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. The Company contributes varying matching amounts to employees, as specified in the plan document, after a one year holding period. We recorded the associated expense of approximately $1 million and $3 million for the three and nine months ended September 30, 2022, respectively, and approximately $1 million and $4 million for the three and nine months ended September 30, 2021, respectively.
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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$8.0	$16.6	$(25.1)	$(60.1)

Weighted average number of shares outstanding-basic	429,209,862	428,634,355	429,043,929	428,674,777
Weighted average number of shares outstanding-diluted (1)	429,426,048	428,726,126	429,043,929	428,674,777

Earnings (loss) per share of common stock:
Basic	$0.02	$0.04	$(0.06)	$(0.14)
Diluted	$0.02	$0.04	$(0.06)	$(0.14)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

(1)The weighted average number of shares outstanding used in the computation of diluted earnings per share for the three months ended September 30, 2022 and 2021, excludes the effect of 7.6 million and 6.8 million potentially issuable common shares, that are anti-dilutive to the diluted earnings per share computation, respectively.

Below is a reconciliation of our common stock issued and outstanding:

	Common Shares	Treasury Shares (1)	Common Shares Outstanding
Shares as of December 31, 2021	432,070,999	(873,217)	431,197,782
Shares issued for the three months ended March 31, 2022	3,172,434	N/A	3,172,434
Shares forfeited for the three months ended March 31, 2022	(255,153)	N/A	(255,153)
Shares as of March 31, 2022	434,988,280	(873,217)	434,115,063
Shares issued for the three months ended June 30, 2022	136,398	N/A	136,398
Shares forfeited for the three months ended June 30, 2022	(314,864)	N/A	(314,864)
Shares as of June 30, 2022	434,809,814	(873,217)	433,936,597
Shares issued for the three months ended September 30, 2022	2,012,537	N/A	2,012,537
Shares forfeited for the three months ended September 30, 2022	(203,060)	(13,703)	(216,763)
Shares as of September 30, 2022	436,619,291	(886,920)	435,732,371
(1)Primarily related to the forfeiture of unvested incentive units granted prior to the IPO under the Incentive Units Program of Star Parent, L.P.

On July 28, 2022, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock. The dividends were paid on September 22, 2022, to shareholders of record as of September 1, 2022. Dividends accrued for restricted shares are contingent and payable upon vesting of the underlying restricted shares.
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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at September 30, 2022 and December 31, 2021, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures and by selection of reputable counterparties.
Our trade receivables do not represent a significant concentration of credit risk at September 30, 2022 and December 31, 2021, because we sell to a large number of clients in different geographical locations and industries.
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
The notional amount of the interest rate swaps designated as cash flow hedging instruments was $1.25 billion and $1.00 billion at September 30, 2022 and December 31, 2021, respectively.
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
To decrease earnings volatility, we currently hedge substantially all our intercompany balance positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. The underlying transactions and the corresponding foreign exchange forward contracts are marked to market at the end of each quarter and the fair value impacts are reflected within “Non-operating income (expense) – net” in the condensed consolidated statements of operations and comprehensive income (loss). In addition, in connection with the acquisition of Bisnode, we entered into a zero-cost foreign currency collar in October 2020, with a notional amount of SEK 4.8 billion to reduce our foreign currency exposure. Unrealized gain associated with the instrument was $23.5 million at December 31, 2020. We settled the collar on January 8, 2021 with a total realized gain of $21.0 million upon the close of the Bisnode transaction, resulting in a loss of $2.5 million for the nine months ended September 30, 2021 reflected within “Non-operating income (expense) – net” in the condensed consolidated statements of operations and comprehensive income (loss).
As of September 30, 2022 and December 31, 2021, the notional amounts of our foreign exchange contracts were $325.9 million and $448.5 million, respectively.
Cross-currency interest rate swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency interest rate swaps. Cross currency swaps are designated as net investment hedges of a portion of our foreign investments denominated in the non-U.S. dollar currency. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates, are partly offset by movements in the fair value of our cross-currency swap contracts. The change in the fair value of the swaps in each period is reported in OCI, net of tax. Such amounts will remain in accumulated OCI until the liquidation or substantial liquidation of our investment in the underlying foreign operations. Through the respective maturity dates of each of the swap contracts, we receive monthly fixed-rate interest payments, which are recorded as contra expense within "Interest expense" in the condensed consolidated statements of operations and comprehensive income (loss). During 2022, we entered into various cross currency swaps as discussed below. They are all designated as net investment hedges of a portion of our foreign investments denominated in the Euro currency.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

On April 13, 2022, the Company entered into three tranches of cross currency interest rate swaps, each with a notional amount of $125 million (€116 million) at two, three, and four year terms, where we receive USD coupons at fixed rates of 1.920%, 1.730%, and 1.550%, respectively, and pay EUR coupons of 0%. These swaps were terminated on April 28, 2022. Upon the termination of the swaps, we received $5.8 million, which was reported in OCI for the nine months ended September 30, 2022, and will remain within accumulated OCI until the period in which a disposal or substantial liquidation of the entities being hedged occurs.
On April 28, 2022, we executed three tranches of cross currency swaps, each with a notional amount of $125 million (€119 million) at two, three and four year terms, where we receive USD coupons at fixed rates of 2.187%, 1.997%, and 1.855%, respectively, and pay EUR coupons of 0%. These swaps were terminated on July 15, 2022 and replaced with new swaps with similar notional amounts (see discussion below). Upon the termination of the swaps, we received cash of $14.2 million, which was reported in OCI for the three and nine months ended September 30, 2022, and will remain within accumulated OCI until the period in which a disposal or substantial liquidation of the entities being hedged occurs. We also recorded payments of $0.3 million and $1.6 million for the three and nine months ended September 30, 2022, respectively, as contra expense within "Interest expense" in the condensed consolidated statements of operations and comprehensive income (loss).
On July 15, 2022, we executed three tranches of cross currency swaps, each with a notional amount of $125 million (€124 million) at two, three and four year terms, where we receive USD coupons at fixed rates of 2.205%, 1.883%, and 1.723%, respectively, and pay EUR coupons of 0%. On the maturity date of each tranche, we will receive the notional amount of $125 million, and pay the counterparty €124 million. For the three and nine months ended September 30, 2022, aggregate payments of $1.5 million were recorded as contra expense within "Interest expense" in the condensed consolidated statements of operations and comprehensive income (loss).
Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets:

	Asset derivatives				Liability derivatives
	September 30, 2022		December 31, 2021		September 30, 2022		December 31, 2021
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cash flow hedge derivative:
Interest rate Swaps	Swap derivative assets	$69.4	Swap derivative assets	$10.1	Other accrued & current liabilities	$—	Other accrued & current liabilities	$—
Net investment hedge derivative:
Cross-currency swaps	Swap derivative assets	9.8		—		—		—
Total derivatives designated as hedging instruments:		$79.2		$10.1		$—		$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$5.6	Other current assets	$1.9	Other accrued & current liabilities	$2.1	Other accrued & current liabilities	$0.7
Total derivatives not designated as hedging instruments:		$5.6		$1.9		$2.1		$0.7
Total derivatives		$84.8		$12.0		$2.1		$0.7

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Amount of pre-tax gain or (loss) recognized in OCI on derivative			Amount of gain or (loss) reclassified from accumulated OCI into income			Amount of gain or (loss) recognized in income on derivative
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
Derivatives designated as hedging instruments	2022	2021	Location of gain or (loss) reclassified from accumulated OCI into income	2022	2021	Location of gain or (loss) recognized in income on derivative	2022	2021
Cash flow hedge derivative:
Interest rate swaps	$17.0	$(0.2)	Interest expense	$4.8	$(0.9)	Interest expense	$4.8	$(0.9)
Net investment hedge derivative:
Cross-currency swaps	$22.4	$—		$—	$—		$—	$—

	Amount of pre-tax gain or (loss) recognized in OCI on derivative			Amount of gain or (loss) reclassified from accumulated OCI into income			Amount of gain or (loss) recognized in income on derivative
	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
Derivatives designated as hedging instruments	2022	2021	Location of gain or (loss) reclassified from accumulated OCI into income	2022	2021	Location of gain or (loss) recognized in income on derivative	2022	2021
Cash flow hedge derivative
Interest rate swaps	$59.3	$1.4	Interest expense	$3.9	$(2.4)	Interest expense	$3.9	$(2.4)
Net investment hedge derivative
Cross-currency swaps	$29.9	$—		$—	$—		$—	$—

		Amount of gain (loss) recognized in income on derivatives
		Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	2022	2021	2022	2021
Foreign exchange collar	Non-operating income (expense) – net	$—	$—	$—	$(2.5)
Foreign exchange forward contracts	Non-operating income (expense) – net	$(14.4)	$(3.6)	$(29.3)	$(2.1)

The net amount related to the interest rate swaps expected to be reclassified into earnings over the next 12 months is approximately $49 million.
Fair Value of Financial Instruments
Our financial assets and liabilities that are reflected in the condensed consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term borrowings and long-term borrowings.
The following table summarizes fair value measurements by level at September 30, 2022 for assets and liabilities measured at fair value on a recurring basis:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Quoted prices in active markets for identical assets (level I)	Significant other observable inputs (level II)	Significant unobservable inputs (level III)	Balance at September 30, 2022
Assets:
Cash equivalents (1)	$0.8	$—	$—	$0.8
Other current assets:
Foreign exchange forwards (2)	$—	$5.6	$—	$5.6
Swap arrangements (3)	$—	$79.2	$—	$79.2
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$2.1	$—	$2.1
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
(3)Represents interest rate swap and cross currency swap agreements of $69.4 million and $9.8 million, respectively. Fair value is determined based on observable market data.
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for both the nine months ended September 30, 2022 and 2021.
At September 30, 2022 and December 31, 2021, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value are due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	September 30, 2022		December 31, 2021
	Carrying amount	Fair value	Carrying amount	Fair value
Long-term debt (1)	$453.8	$375.2	$866.4	$924.5
Revolving facility	$46.2	$47.1	$160.0	$162.7
Term loans (2)	$3,084.8	$3,204.8	$2,718.4	$2,840.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

(1)Includes the 5.000% Senior Unsecured Notes at September 30, 2022, and the 5.000% Senior Unsecured Notes and 6.875% Senior Secured Notes at December 31, 2021.
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

Note 14 -- Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) ("AOCI"):

	Foreign currency translation adjustments	Net investment hedge derivative	Defined benefit pension plans	Cash flow hedge derivative	Total
Balance, January 1, 2021	$26.2	$—	$(120.3)	$(0.4)	$(94.5)
Other comprehensive income (loss) before reclassifications	(64.8)	—	0.1	(1.1)	(65.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	1.1	1.8	2.9
Balance, September 30, 2021	$(38.6)	$—	$(119.1)	$0.3	$(157.4)

Balance, January 1, 2022	$(52.6)	$—	$(11.9)	$7.4	$(57.1)
Other comprehensive income (loss) before reclassifications	(212.8)	21.9	—	46.2	(144.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(0.2)	(2.8)	(3.0)
Balance, September 30, 2022	$(265.4)	$21.9	$(12.1)	$50.8	$(204.8)
The following table summarizes the reclassifications out of AOCI:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

		Amount reclassified from accumulated other comprehensive income (loss)
		Three months ended September 30,		Nine months ended September 30,
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	2022	2021	2022	2021
Defined benefit pension plans:
Amortization of prior service costs	Other income (expense) - net	$(0.1)	$(0.1)	$(0.3)	$(0.3)
Amortization of actuarial gain/loss	Other income (expense) - net	—	0.6	—	1.7
Cash flow hedge derivative:
Interest rate swaps	Interest expense	(4.8)	0.9	(3.9)	2.4
Total before tax		(4.9)	1.4	(4.2)	3.8
Tax benefit (expense)		1.4	(0.4)	1.2	(0.9)
Total reclassifications for the period, net of tax		$(3.5)	$1.0	$(3.0)	$2.9

Note 15 -- Acquisitions
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The table below reflects the aggregate purchase price related to the acquisition and the resulting purchase allocation:

	Weighted average amortization period (years)	Initial purchase price allocation at December 31, 2021	Measurement Period Adjustments	Preliminary Purchase Price Allocation at September 30, 2022
Cash		$7.1	$—	$7.1
Accounts receivable		9.3	—	9.3
Other		0.5	—	0.5
Total current assets		16.9	—	16.9
Intangible assets:
Customer relationships	14	20.0	—	20.0
Technology	5	14.0	—	14.0
Trademark	2	1.0		1.0
Goodwill	Indefinite	138.3	(0.1)	138.2
Total assets acquired		$190.2	$(0.1)	$190.1
Deferred tax liability		$5.9	$—	$5.9
Other liabilities		12.0	(0.2)	11.8
Total liabilities assumed		$17.9	$(0.2)	$17.7
Total purchase price		$172.3	$0.1	$172.4
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
NetWise Data, LLC ("NetWise")
On November 15, 2021, we acquired 100% of the outstanding ownership interests in NetWise, a provider of business to business and business to consumer identity graph and audience targeting data, for a purchase price of $69.8 million of which $62.9 million was paid upon the close of the transaction and the remaining $6.9 million will be paid no later than 19 months after the transaction closing date, subject to net working capital adjustment. The transaction was funded by cash on hand. During the nine months ended September 30, 2022, we made a net working capital adjustment of $0.4 million.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The table below reflects the aggregate purchase price related to the acquisition and the resulting purchase allocation:

	Weighted average amortization period (years)	Initial purchase price allocation at December 31, 2021	Measurement Period Adjustments	Preliminary Purchase Price Allocation at September 30, 2022
Cash		$2.6	$—	$2.6
Accounts receivable		2.6	—	2.6
Other		0.4	—	0.4
Total current assets		5.6	—	5.6
Intangible assets:
Customer relationships	15	19.8	—	19.8
Technology	5	1.3	—	1.3
Trademark	2	0.2	—	0.2
Database	3	2.2	—	2.2
Goodwill	Indefinite	41.9	3.6	45.5
Total assets acquired		$71.0	$3.6	$74.6
Total liabilities assumed		1.2	3.2	4.4
Total purchase price		$69.8	$0.4	$70.2

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
The acquisition was accounted for in accordance with ASC 805 “Business Combinations,” as a purchase transaction, and accordingly, the assets and liabilities of the entity were recorded at their estimated fair values at the date of the acquisition. We have included the financial results of Bisnode in our consolidated financial statements since the acquisition date. We had

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

finalized purchase accounting as of December 31, 2021. See detailed discussion in Note 16 to the consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K.
Unaudited Pro Forma Financial Information
The following pro forma statements of operations data presents the combined results of the Company and the acquired businesses, assuming that the acquisition had occurred on January 1, 2020.

	Three months ended September 30,	Nine months ended September 30,
	2021	2021
Reported revenue	$541.9	$1,567.3
Pro forma adjustments:
Pre-acquisition revenue:
Bisnode	—	4.6
Eyeota	10.8	27.3
NetWise	2.6	7.1
Total pro forma revenue	$555.3	$1,606.3

Reported net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$16.6	$(60.1)
Pro forma adjustments - net of tax effect:
Pre-acquisition net income:
Bisnode	—	0.8
Eyeota	0.5	(0.7)
NetWise	0.3	1.1
Intangible amortization - net of tax benefits	(2.2)	(5.7)
Write off related to pre-existing relationship - net of tax benefits	—	2.3
Transaction costs - net of tax benefits	—	0.3
Pro forma net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$15.2	$(62.0)

Note 16 -- Goodwill and Intangible Assets
Computer Software and Goodwill:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Computer software	Goodwill
January 1, 2021	$437.0	$2,857.9
Acquisition (1)	65.0	488.4
Additions at cost (2)	42.2	—
Amortization	(24.5)	—
Write-off	(3.1)	—
Other (3)	(8.5)	(28.1)
March 31, 2021	$508.1	$3,318.2
Acquisition (3)	(1.0)	2.6
Additions at cost (2)	33.9	—
Amortization	(26.6)	—
Write-off	(0.7)	—
Other (3)	2.8	10.3
June 30, 2021	$516.5	$3,331.1
Additions at cost (2)	46.0	—
Amortization	(30.7)	—
Write-off	(0.4)	—
Other (3)	(5.8)	(12.4)
September 30, 2021	$525.6	$3,318.7

January 1, 2022	$557.4	$3,493.3
Additions at cost (2)	43.4	—
Amortization	(30.3)	—
Other (3)	(7.1)	(17.9)
March 31, 2022	$563.4	$3,475.4
Additions at cost (2)	61.9	—
Amortization	(31.8)	—
Other (3)	(14.6)	(38.3)
June 30, 2022	$578.9	$3,437.1
Additions at cost (2)	57.3	—
Amortization	(30.7)	—
Write-off	(1.1)	—
Other (3)	(15.7)	(36.3)
September 30, 2022	$588.7	$3,400.8

Other Intangibles:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Customer relationships	Reacquired rights	Database	Other indefinite-lived intangibles	Other intangibles	Total
January 1, 2021	$1,912.9	$—	$1,369.4	$1,275.8	$256.7	$4,814.8
Acquisition (1)	106.0	271.0	116.0	—	—	493.0
Additions at cost	—	—	—	—	0.2	0.2
Amortization	(65.6)	(5.0)	(47.8)	—	(4.0)	(122.4)
WWN relationship transfer (4)	—	64.7	—	—	(64.7)	—
Other (3)	(5.4)	(14.3)	(6.3)	—	(1.9)	(27.9)
March 31, 2021	$1,947.9	$316.4	$1,431.3	$1,275.8	$186.3	$5,157.7
Acquisitions (1)	2.0	(1.0)	(5.0)	—	—	(4.0)
Additions at cost	—	—	—	—	7.3	7.3
Amortization	(64.5)	(7.4)	(47.0)	—	(4.0)	(122.9)
Other (3)	2.5	4.1	2.4	—	0.2	9.2
June 30, 2021	$1,887.9	$312.1	$1,381.7	$1,275.8	$189.8	$5,047.3
Additions at cost	—	—	—	—	0.2	0.2
Amortization	(64.3)	(7.2)	(46.9)	—	(4.2)	(122.6)
Other (3)	(3.4)	(7.3)	(2.4)	—	(1.9)	(15.0)
September 30, 2021	$1,820.2	$297.6	$1,332.4	$1,275.8	$183.9	$4,909.9

January 1, 2022	$1,793.3	$284.7	$1,285.1	$1,280.0	$181.4	$4,824.5
Additions at cost	—	—	—	—	0.2	0.2
Amortization	(61.9)	(5.1)	(44.6)	—	(4.2)	(115.8)
Other (3)	(4.7)	(7.9)	(4.6)	—	(2.0)	(19.2)
March 31, 2022	$1,726.7	$271.7	$1,235.9	$1,280.0	$175.4	$4,689.7
Additions at cost	—	—	—	—	0.2	0.2
Amortization	(59.7)	(4.7)	(43.2)	—	(4.4)	(112.0)
Other (3)	(9.6)	(15.7)	(5.9)	—	(5.0)	(36.2)
June 30, 2022	$1,657.4	$251.3	$1,186.8	$1,280.0	$166.2	$4,541.7
Additions at cost	—	—	—	—	0.2	0.2
Amortization	(59.4)	(4.5)	(43.0)	—	(4.2)	(111.1)
Other (3)	(8.5)	(16.6)	(4.9)	—	(4.9)	(34.9)
September 30, 2022	$1,589.5	$230.2	$1,138.9	$1,280.0	$157.3	$4,395.9
(1)Related to the acquisition of Bisnode.
(2)Primarily related to software-related enhancements on products and purchased software.
(3)Primarily due to the impact of foreign currency fluctuations.
(4)Reclassification of the net book value of previously recognized WWN relationships intangible asset related to the Bisnode relationship to reacquired rights as a result of the Bisnode acquisition.
Note 17 -- Segment Information
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

On January 8, 2021, we acquired 100% ownership of Bisnode and in November 2021, we acquired 100% ownership of both Eyeota and NetWise. See Note 15 for further discussion. Financial results of Bisnode, Eyeota and NetWise have been included in our International segment and North America segment, respectively, since the respective acquisition dates.
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue:
North America	$403.6	$374.1	$1,152.2	$1,070.7
International	152.7	167.8	477.4	501.4
Corporate and other (1)	—	—	—	(4.8)
Consolidated total	$556.3	$541.9	$1,629.6	$1,567.3
(1)Revenue for Corporate and other for the nine months ended September 30, 2021 primarily represents adjustments recorded in accordance with GAAP to the International segment due to the timing of the completion of the Bisnode acquisition.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA:
North America	$188.4	$185.5	$503.1	$504.0
International	51.6	54.0	153.2	148.1
Corporate and other	(17.0)	(19.1)	(43.2)	(47.7)
Consolidated total	$223.0	$220.4	$613.1	$604.4
Depreciation and amortization	(145.1)	(156.7)	(441.5)	(458.7)
Interest expense - net	(48.6)	(48.1)	(137.1)	(144.7)
Benefit (provision) for income taxes	4.2	2.8	13.6	(30.4)
Other income (expense) - net	8.8	13.3	10.7	32.5
Equity in net income of affiliates	0.5	0.7	1.8	2.0
Net income (loss) attributable to non-controlling interest	(2.4)	(1.6)	(5.7)	(4.2)
Other incremental or reduced expenses and revenue from the application of purchase accounting	3.6	4.0	11.4	8.9
Equity-based compensation	(17.9)	(9.0)	(43.9)	(23.7)
Restructuring charges	(6.6)	(4.8)	(14.3)	(20.7)
Merger, acquisition and divestiture-related operating costs	(5.3)	(2.1)	(17.3)	(7.2)
Transition costs	(4.8)	(1.7)	(13.7)	(5.6)
Legal expense associated with significant legal and regulatory matters	(0.3)	(0.5)	(0.9)	(11.1)
Asset impairment	(1.1)	(0.1)	(1.3)	(1.6)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$8.0	$16.6	$(25.1)	$(60.1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Depreciation and amortization:
North America	$16.9	$16.6	$53.5	$43.8
International	3.8	3.2	10.8	8.8
Total segments	20.7	19.8	64.3	52.6
Corporate and other (1)	124.4	136.9	377.2	406.1
Consolidated total	$145.1	$156.7	$441.5	$458.7
Capital expenditures:
North America (2)	$1.5	$2.8	$7.3	$81.1
International	1.1	1.4	2.8	3.6
Total segments	2.6	4.2	10.1	84.7
Corporate and other	0.1	—	0.1	0.1
Consolidated total	$2.7	$4.2	$10.2	$84.8
Additions to computer software and other intangibles:
North America (3)	$39.4	$30.3	$112.5	$92.7
International	9.2	5.2	23.5	18.9
Total segments	48.6	35.5	136.0	111.6
Corporate and other	2.7	0.3	7.0	0.7
Consolidated total	$51.3	$35.8	$143.0	$112.3

(1)Depreciation and amortization for Corporate and other includes incremental amortization resulting from the Take-Private Transaction and recent acquisitions.
(2)Higher capital expenditures for North America during prior year periods was primarily due to the $76.6 million purchase of an office building for our new global headquarters office in June 2021.
(3) In-place lease intangibles of $7.1 million for the nine months ended September 30, 2021 related to the building purchase for our new global headquarters office are included in capital expenditures. See Note (2) above.

Supplemental Geographic and Customer Solution Set Information:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	September 30, 2022	December 31, 2021
Assets:
North America	$7,938.0	$8,232.2
International	1,491.7	1,765.0
Consolidated total	$9,429.7	$9,997.2

Goodwill:
North America	$2,929.1	$2,928.4
International	471.7	564.9
Consolidated total	$3,400.8	$3,493.3

Other intangibles:
North America	$3,900.1	$4,186.2
International	495.8	638.3
Consolidated total	$4,395.9	$4,824.5

Other long-lived assets (excluding deferred income tax):
North America	$745.1	$713.4
International	207.6	229.5
Consolidated total	$952.7	$942.9
Total long-lived assets	$8,749.4	$9,260.7

	Three months ended September 30,		Nine months ended September 30,
Customer Solution Set Revenue:	2022	2021	2022	2021

North America (1):
Finance & Risk	$224.1	$214.0	$635.8	$604.2
Sales & Marketing	179.5	160.1	516.4	466.5
Total North America	$403.6	$374.1	$1,152.2	$1,070.7
International:
Finance & Risk	$102.2	$108.7	$313.1	$320.1
Sales & Marketing	50.5	59.1	164.3	181.3
Total International	$152.7	$167.8	$477.4	$501.4
Corporate and other:
Finance & Risk	$—	$—	$—	$(2.3)
Sales & Marketing	—	—	—	(2.5)
Total Corporate and other	$—	$—	$—	$(4.8)
Total Revenue:
Finance & Risk	$326.3	$322.7	$948.9	$922.0
Sales & Marketing	230.0	219.2	680.7	645.3
Total Revenue	$556.3	$541.9	$1,629.6	$1,567.3
(1)Substantially all of the North America revenue is attributable to the United States.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Note 18 -- Related Parties
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
In June 2021, we entered into a five-year agreement with Black Knight. Pursuant to the agreement, D&B will receive total data license fees of approximately $24 million over a five-year period. Also over the five-year period, Black Knight is engaged to provide certain products and data, as well as professional services for an aggregate fee of approximately $34 million. In addition, D&B and Black Knight will jointly market certain solutions and data. The agreement was approved by our Audit Committee. We incurred operating expenses of $0.5 million and $1.5 million for the three and nine months ended September 30, 2022, respectively, and $0.5 million for both the three and nine months ended September 30, 2021. We recorded revenue of $3.3 million for the nine months ended September 30, 2022 and $3.2 million for both the three and nine months ended September 30, 2021. We included payments to Black Knight of $3.9 million and $2.6 million within "Other prepaid" at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, we included a liability to Black Knight of $2.6 million, of which $0.9 million was within "Other accrued and current liabilities" and $1.7 million was within "Other non-current liabilities." As of December 31, 2021, we included a receivable from Black Knight of $4.1 million within "Accounts receivable" and a liability to Black Knight of $3.4 million, of which $0.9 million was within "Other accrued and current liabilities" and $2.5 million was within "Other non-current liabilities."

In September 2021, we entered into a 10-year agreement with Paysafe. Pursuant to the agreement, D&B provides data license and risk management solution services to Paysafe. The agreement is cancellable by either party without penalty at each annual anniversary of the contract effective date by providing written notice not less than 90 days prior to the anniversary date. The agreement was approved by our Audit Committee. In connection with the agreements associated with Paysafe, we recognized revenue of $5.9 million and $8.3 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we included a receivable from Paysafe of $3.9 million within "Accounts receivable." As of December 31, 2021, we included a receivable from Paysafe of $4.1 million within "Accounts receivable" and a liability to Paysafe of $1.2 million within "Other accrued and current liabilities."

In the normal course of business, we reimburse affiliates for certain travel costs incurred by Dun & Bradstreet Holdings, Inc. executives and board members.

Note 19 -- Subsequent Event

On October 27, 2022, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock. The dividend will be payable on December 15, 2022, to shareholders of record as of December 1, 2022.

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
The risks and uncertainties that forward-looking statements are subject to include, but are not limited to: (i) our ability to implement and execute our strategic plans to transform the business; (ii) our ability to develop or sell solutions in a timely manner or maintain client relationships; (iii) competition for our solutions; (iv) harm to our brand and reputation; (v) unfavorable global economic conditions including, but not limited to, volatility in foreign currency markets and supply chain disruptions; (vi) risks associated with operating and expanding internationally; (vii) failure to prevent cybersecurity incidents or the perception that confidential information is not secure; (viii) failure in the integrity of our data or systems; (ix) system failures and personnel disruptions, which could delay the delivery of our solutions to our clients; (x) loss of access to data sources or ability to transfer data across the data sources in markets we operate; (xi) failure of our software vendors and network and cloud providers to perform as expected or if our relationship is terminated; (xii) loss or diminution of one or more of our key clients, business partners or government contracts; (xiii) dependence on strategic alliances, joint ventures and acquisitions to grow our business; (xiv) our ability to protect our intellectual property adequately or cost-effectively; (xv) claims for intellectual property infringement; (xvi) interruptions, delays or outages to subscription or payment processing platforms; (xvii) risks related to acquiring and integrating businesses and divestitures of existing businesses; (xviii) our ability to retain members of the senior leadership team and attract and retain skilled employees; (xix) compliance with governmental laws and regulations; (xx) risks related to the voting letter agreement among and registration and other rights held by certain of our largest shareholders; (xxi) an outbreak of disease, global or localized health pandemic or epidemic, or the fear of such an event (such as the COVID-19 global pandemic), including the global economic uncertainty and measures taken in response; (xxii) the short- and long-term effects of the COVID-19 global pandemic, including the pace of recovery or any future resurgence; (xxiii) increased economic uncertainty related to the ongoing conflict between Russia and Ukraine and associated trends in macroeconomic conditions, and (xxiv) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in our consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 24, 2022, our other Quarterly Reports and the Company’s other reports or documents filed with the SEC.

The following discussion and analysis of Dun & Bradstreet Holdings, Inc.’s financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2022. References in this discussion and analysis to “the Company,” “Dun & Bradstreet,” “D&B,” “we,” “us” and “our” refer to Dun & Bradstreet Holdings, Inc. and its subsidiaries.
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
Segments
Our segment disclosure is intended to provide the users of our unaudited condensed consolidated financial statements with a view of the business that is consistent with management of the Company.
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
Recent Developments
Accounts Receivable Facility

In September 2022, the Company entered into a three-year revolving securitization facility agreement to transfer trade receivables of one of our U.S. subsidiaries through our bankruptcy-remote subsidiary to a third party financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. The facility has monthly drawing limits ranging from $160 million to $215 million. During the three months ended September 30, 2022, the Company received a net cash benefit of $135.4 million related to the facility. See Note 6 to the unaudited condensed consolidated financial statements for further discussion.

Impacts from Macroeconomic Conditions, Russia/Ukraine Conflict and COVID-19

We are exposed to global market volatility and uncertainties, such as inflation, rising interest rates and foreign currency fluctuation. Since the start of 2022, the U.S. dollar has gained significantly due to macro drivers. Approximately 30% of our revenues are generated from non-U.S. markets. A strengthening U.S. dollar against certain currencies of markets where we operate, in particular Euro, British Pound and SEK, has negatively impacted our reported revenue in the U.S. dollar. See further discussion within the revenue section of the MD&A.
We are exposed to macroeconomic pressure as a result of the lingering COVID-19 pandemic and geopolitical conflicts. In response to the Russian invasion of Ukraine since February 2022, the United States and certain other countries have imposed sanctions on Russia that could continue to disrupt international commerce and the global economy. This has further exacerbated global economic uncertainty caused by COVID-19. We do not have operations or a material customer base in either country. Our exposure is primarily limited to our relationship with the WWN alliance in the region, which is immaterial. However, an escalation of the conflict or expansion of sanctions could further disrupt global supply chains, broaden inflationary costs, and have a material adverse effect on our customers, vendors and financial markets. The ongoing geopolitical conflict could further escalate volatility in foreign currency markets.
We continue to carefully monitor the evolving situation related to current economic conditions, COVID-19 and the ongoing Russia/Ukraine conflict, and their impact on our business. While our productivity and financial performance have not been impacted materially by the events, the ultimate impact will be difficult to predict and depends on, among many factors, the duration of the pandemic and the current Russia/Ukraine conflict, the government mandates or guidance regarding COVID-19 restrictions, and their ultimate impact to our customers, vendors, and the financial markets. We will remain flexible so that we can adjust to events and uncertainties while we continue to move forward.
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
Non-Operating Income and (Expense) - Net
Non-operating income and (expense) - net includes interest expense, interest income, costs associated with early debt repayments, dividends from cost-method investments, gains and losses from divestitures, mark-to-market expense related to certain derivatives, and other non-operating income and expenses.
Provision for Income Tax Expense (Benefit)

Provision for income tax expense (benefit) represents international, U.S. federal, state and local income taxes based on income in multiple jurisdictions for our corporate subsidiaries.
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

Organic Revenue

We define organic revenue as adjusted revenue before the effect of foreign exchange excluding revenue from acquired businesses for the first twelve months. In addition, organic revenue excludes current and prior year revenue associated with divested businesses. We believe the organic measure provides investors and analysts with useful supplemental information regarding the Company’s underlying revenue trends by excluding the impact of acquisitions and divestitures. Revenue from acquired businesses is primarily related to the acquisitions of Eyeota Holdings Pte Ltd ("Eyeota") and NetWise Data, LLC ("NetWise") in the fourth quarter of 2021. See Note 15 to the unaudited condensed consolidated financial statements included within this Form 10-Q for the three and nine months ended September 30, 2022. Revenue from divested businesses is related to the business-to-consumer business in Germany that was sold during the second quarter of 2022.

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
•tax effect of the non-GAAP adjustments; and
• other tax effect adjustments related to the tax impact of statutory tax rate changes on deferred taxes, the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and other discrete items.
Adjusted Net Earnings Per Diluted Share
We calculate adjusted net earnings per diluted share by dividing adjusted net income (loss) by the weighted average number of common shares outstanding for the period plus the dilutive effect of common shares potentially issuable in connection with awards outstanding under our stock incentive plan.

Results of Operations

GAAP Results (In millions except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$556.3	$541.9	$1,629.6	$1,567.3
Cost of services (exclusive of depreciation and amortization)	175.0	159.4	533.3	487.6
Selling and administrative expenses	184.1	171.5	548.9	515.6
Depreciation and amortization	145.1	156.7	441.5	458.7
Restructuring charges	6.6	4.8	14.3	20.7
Operating costs	510.8	492.4	1,538.0	1,482.6
Operating income (loss)	45.5	49.5	91.6	84.7
Interest income	0.5	0.2	1.1	0.5
Interest expense	(49.1)	(48.3)	(138.2)	(145.2)
Other income (expense) - net	8.8	13.3	10.7	32.5
Non-operating income (expense) - net	(39.8)	(34.8)	(126.4)	(112.2)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	5.7	14.7	(34.8)	(27.5)
Less: provision (benefit) for income taxes	(4.2)	(2.8)	(13.6)	30.4
Equity in net income of affiliates	0.5	0.7	1.8	2.0
Net income (loss)	10.4	18.2	(19.4)	(55.9)
Less: net (income) loss attributable to the non-controlling interest	(2.4)	(1.6)	(5.7)	(4.2)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$8.0	$16.6	$(25.1)	$(60.1)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$0.02	$0.04	$(0.06)	$(0.14)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$0.02	$0.04	$(0.06)	$(0.14)
Weighted average number of shares outstanding-basic	429.2	428.6	429.0	428.7
Weighted average number of shares outstanding-diluted	429.4	428.7	429.0	428.7

Net income (loss) margin (1)	1.4%	3.1%	(1.5)%	(3.8)%
(1)Net income (loss) margin is defined as Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. divided by Revenue.

The table below sets forth our key performance measures for the periods indicated (In millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Non - GAAP Financial Measures
Adjusted revenue (a)	$556.3	$541.9	$1,629.6	$1,571.9
Organic revenue (a)	$562.9	$541.6	$1,628.4	$1,565.3
Adjusted EBITDA (a)	$223.0	$220.4	$613.1	$604.4
Adjusted EBITDA margin (a)	40.1%	40.7%	37.6%	38.5%
Adjusted net income (a)	$123.4	$123.4	$333.2	$329.2
Adjusted earnings per share (a)	$0.29	$0.29	$0.78	$0.77
(a) Including impact of deferred revenue purchase accounting adjustments:
Impact to adjusted revenue, organic revenue and adjusted EBITDA	$—	$—	$—	$(0.2)
Impact to adjusted EBITDA margin	—%	—%	—%	—%
Net impact to adjusted net income	$—	$—	$—	$(0.2)
Net impact to adjusted earnings per share	$—	$—	$—	$—
Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (In millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
GAAP revenue	$556.3	$541.9	$1,629.6	$1,567.3
Revenue adjustment due to the Bisnode acquisition close timing	—	—	—	4.6
Adjusted revenue (a)	$556.3	$541.9	$1,629.6	$1,571.9
Foreign currency impact	22.4	1.1	44.4	(1.5)
Adjusted revenue before the effect of foreign currency (a)	$578.7	$543.0	$1,674.0	$1,570.4
Revenue from acquisition and divestiture - before the effect of foreign currency	(15.8)	(1.4)	(45.6)	(5.1)
Organic revenue - before the effect of foreign currency (a)	$562.9	$541.6	$1,628.4	$1,565.3

North America	$403.6	$374.1	$1,152.2	$1,070.7
International	152.7	167.8	477.4	501.4
Segment revenue	$556.3	$541.9	$1,629.6	$1,572.1
Corporate and other (a)	—	—	—	(0.2)
Foreign currency impact	22.4	1.1	44.4	(1.5)
Adjusted revenue before the effect of foreign currency (a)	$578.7	$543.0	$1,674.0	$1,570.4
Revenue from acquisition and divestiture - before the effect of foreign currency	(15.8)	(1.4)	(45.6)	(5.1)
Organic revenue - before the effect of foreign currency (a)	$562.9	$541.6	$1,628.4	$1,565.3

(a) Including impact of deferred revenue purchase accounting adjustments	$—	$—	$—	$(0.2)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$8.0	$16.6	$(25.1)	$(60.1)
Depreciation and amortization	145.1	156.7	441.5	458.7
Interest expense - net	48.6	48.1	137.1	144.7
(Benefit) provision for income tax - net	(4.2)	(2.8)	(13.6)	30.4
EBITDA	197.5	218.6	539.9	573.7
Other income (expense) - net	(8.8)	(13.3)	(10.7)	(32.5)
Equity in net income of affiliates	(0.5)	(0.7)	(1.8)	(2.0)
Net income (loss) attributable to non-controlling interest	2.4	1.6	5.7	4.2
Other incremental or reduced expenses and revenue from the application of purchase accounting	(3.6)	(4.0)	(11.4)	(8.9)
Equity-based compensation	17.9	9.0	43.9	23.7
Restructuring charges	6.6	4.8	14.3	20.7
Merger, acquisition and divestiture-related operating costs	5.3	2.1	17.3	7.2
Transition costs	4.8	1.7	13.7	5.6
Legal expense associated with significant legal and regulatory matters	0.3	0.5	0.9	11.1
Asset impairment	1.1	0.1	1.3	1.6
Adjusted EBITDA	$223.0	$220.4	$613.1	$604.4

North America	$188.4	$185.5	$503.1	$504.0
International	51.6	54.0	153.2	148.1
Corporate and other (a)	(17.0)	(19.1)	(43.2)	(47.7)
Adjusted EBITDA (a)	$223.0	$220.4	$613.1	$604.4
(a) Including impact of deferred revenue purchase accounting adjustments:
Impact to adjusted EBITDA	$—	$—	$—	$(0.2)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$8.0	$16.6	$(25.1)	$(60.1)
Incremental amortization of intangible assets resulting from the application of purchase accounting	122.8	135.0	372.0	400.1
Other incremental or reduced expenses and revenue from the application of purchase accounting	(3.6)	(4.0)	(11.4)	(8.9)
Equity-based compensation	17.9	9.0	43.9	23.7
Restructuring charges	6.6	4.8	14.3	20.7
Merger, acquisition and divestiture-related operating costs	5.3	2.1	17.3	7.2
Transition costs	4.8	1.7	13.7	5.6
Legal expense associated with significant legal and regulatory matters	0.3	0.5	0.9	11.1
Asset impairment	1.1	0.1	1.3	1.6
Merger, acquisition and divestiture-related non-operating costs	—	—	2.0	2.3
Debt refinancing and extinguishment costs	1.3	—	24.3	1.1
Tax effect of non-GAAP adjustments	(36.0)	(42.3)	(115.6)	(112.0)
Other tax effect adjustments	(5.1)	(0.1)	(4.4)	36.8
Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (a)	$123.4	$123.4	$333.2	$329.2
Adjusted diluted earnings (loss) per share of common stock	$0.29	$0.29	$0.78	$0.77
Weighted average number of shares outstanding - diluted	429.4	428.7	429.4	428.8

(a) Including impact of deferred revenue purchase accounting adjustments:
Pre and post tax impact to adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$—	$—	$—	$(0.2)

Revenue
Three months ended September 30, 2022 versus Three months ended September 30, 2021
Total and adjusted revenue were both $556.3 million for the three months ended September 30, 2022, compared to $541.9 million for the three months ended September 30, 2021, an increase of $14.4 million, or 2.7% (6.6% before the effect of foreign exchange). The increase was attributable to growth in the underlying business and the impact of the acquisitions and the divestiture, partially offset by the negative impact of foreign exchange. In the fourth quarter of 2021, we completed the acquisitions of Eyeota and NetWise. During the second quarter of 2022, we divested our business-to-consumer business in Germany.
Excluding the impact of acquisitions and divestiture of $14.4 million and the negative impact of foreign exchange of $21.3 million, total organic revenue increased $21.3 million, or 3.9%, primarily reflecting growth across both of our segments. The changes in revenue are discussed further in the segment level discussion below.
Nine months ended September 30, 2022 versus Nine months ended September 30, 2021
Total revenue was $1,629.6 million for the nine months ended September 30, 2022, compared to $1,567.3 million for the nine months ended September 30, 2021, an increase of $62.3 million, or 4.0% (6.9% before the effect of foreign exchange). Adjusted revenue increased $57.8 million, or 3.7% (6.6% before the effect of foreign exchange) for the nine months ended September 30, 2022, compared to the prior year period, attributable to growth in the underlying business and the impact of the acquisitions and the divestiture of our business-to-consumer business in Germany, partially offset by the negative impact of foreign exchange.
Excluding the impact of the acquisitions and the divestiture of $40.5 million and the negative impact of foreign exchange of $45.9 million, total organic revenue increased $63.1 million, or 4.0%, primarily reflecting growth across both of our segments. The changes in revenue are discussed further in the segment level discussion below.

Revenue by segment was as follows (In millions):

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	$ Increase (decrease)	% Increase (decrease)	2022	2021	$ Increase (decrease)	% Increase (decrease)
North America:
Finance & Risk	$224.1	$214.0	$10.1	4.7%	$635.8	$604.2	$31.6	5.2%
Sales & Marketing	179.5	160.1	19.4	12.1%	516.4	466.5	49.9	10.7%
Total North America	$403.6	$374.1	$29.5	7.9%	$1,152.2	$1,070.7	$81.5	7.6%
International:
Finance & Risk	$102.2	$108.7	$(6.5)	(6.0)%	$313.1	$320.1	$(7.0)	(2.2)%
Sales & Marketing	50.5	59.1	(8.6)	(14.4)%	164.3	181.3	(17.0)	(9.3)%
Total International	$152.7	$167.8	$(15.1)	(9.0)%	$477.4	$501.4	$(24.0)	(4.8)%
Corporate and other:
Finance & Risk	$—	$—	$—	**	$—	$(2.3)	$2.3	**
Sales & Marketing	—	—	—	**	—	(2.5)	2.5	**
Total Corporate and other (1)	$—	$—	$—	**	$—	$(4.8)	$4.8	**
Total Revenue:
Finance & Risk	$326.3	$322.7	$3.6	1.1%	$948.9	$922.0	$26.9	2.9%
Sales & Marketing	230.0	219.2	10.8	5.0%	680.7	645.3	35.4	5.5%
Total Revenue	$556.3	$541.9	$14.4	2.7%	$1,629.6	$1,567.3	$62.3	4.0%

** Not meaningful

(1) Revenue for Corporate and other for the nine months ended September 30, 2021 primarily represents adjustments recorded in accordance with GAAP to the International segment due to the timing of the completion of the Bisnode acquisition.

North America Segment
For the three months ended September 30, 2022, North America revenue increased $29.5 million, or 7.9% (8.0% before the effect of foreign exchange) compared to the three months ended September 30, 2021. Excluding the impact of the acquisitions of Eyeota and NetWise of $15.8 million and the negative impact of foreign exchange of $0.4 million, North America organic revenue increased $14.1 million, or 3.8%. See further discussion below on revenue by solutions.
For the nine months ended September 30, 2022, North America revenue increased $81.5 million, or 7.6% (7.7% before the effect of foreign exchange) compared to the nine months ended September 30, 2021. Excluding the impact of the acquisitions of Eyeota and NetWise of $43.4 million and the negative impact of foreign exchange of $0.8 million, North America organic revenue increased $38.9 million, or 3.6%. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended September 30, 2022, North America Finance & Risk revenue increased $10.1 million, or 4.7% (4.8% before the effect of foreign exchange) compared to the three months ended September 30, 2021, primarily due to a net increase in revenue across our Finance solutions and Risk solutions of approximately $25 million, principally attributable to new business and higher customer spend in our Third Party Risk and Supply Chain Risk Management solutions, partially offset by lower revenue from the government sector of approximately $13 million.

For the nine months ended September 30, 2022, North America Finance & Risk revenue increased $31.6 million, or 5.2% (5.3% before the effect of foreign exchange) compared to the nine months ended September 30, 2021, primarily due to a net increase in revenue across our Finance solutions and Risk solutions of approximately $53 million, principally attributable to new business and higher customer spend in our Third Party Risk and Supply Chain Risk Management solutions, partially offset by lower revenue from the government sector of approximately $19 million.

Sales & Marketing
For the three months ended September 30, 2022, North America Sales & Marketing revenue increased $19.4 million, or 12.1% (12.2% before the effect of foreign exchange) compared to the three months ended September 30, 2021, primarily driven by the impact of the acquisitions of Eyeota and NetWise, which contributed revenue of approximately $15 million and growth in our data management solutions.

For the nine months ended September 30, 2022, North America Sales & Marketing revenue increased $49.9 million, or 10.7% (10.8% before the effect of foreign exchange) compared to the nine months ended September 30, 2021, primarily driven by the impact of the acquisitions of Eyeota and NetWise, which contributed revenue of approximately $41 million, and growth in our data management solutions.

International Segment
For the three months ended September 30, 2022, International revenue decreased $15.1 million, or 9.0% (3.5% increase before the effect of foreign exchange) compared to the three months ended September 30, 2021. Excluding the negative impact of foreign exchange of $20.9 million and the impact of the divestiture of our business-to-consumer business in Germany of $1.4 million, International organic revenue increased $7.2 million, or 4.3%. See further discussion below on revenue by solutions.
For the nine months ended September 30, 2022, International revenue decreased $24.0 million, or 4.8% (4.2% increase before the effect of foreign exchange) compared to the nine months ended September 30, 2021. Excluding the negative impact of foreign exchange of $45.1 million and the impact of the divestiture of $2.9 million, International organic revenue increased $24.0 million, or 4.8%. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended September 30, 2022, International Finance & Risk revenue decreased $6.5 million, or 6.0% (5.6% increase before the effect of foreign exchange) compared to the three months ended September 30, 2021. Excluding the negative impact of foreign exchange of $12.6 million, revenue increased $6.1 million, or 5.6%, attributable to higher revenue of approximately $3 million from Europe driven by higher global sales and growth in Finance Analytics, as well as higher revenue of approximately $2 million from our China market mainly due to growth from our Finance solutions products.

For the nine months ended September 30, 2022, International Finance & Risk revenue decreased $7.0 million, or 2.2% (6.0% increase before the effect of foreign exchange) compared to the nine months ended September 30, 2021. Excluding the negative impact of foreign exchange of $26.2 million, revenue increased $19.2 million, or 6.0%, attributable to growth across all markets, including higher revenue of approximately $8 million from Europe driven by greater API solution sales, higher revenue of approximately $4 million from WWN alliances due to higher cross border data fees and product royalties, higher revenue of approximately $3 million from our U.K. market, mainly attributable to growth from D&B Credit, and higher revenue of approximately $3 million from our China market primarily attributable to our Finance solutions products.

Sales & Marketing
For the three months ended September 30, 2022, International Sales & Marketing revenue decreased $8.6 million, or 14.4% (0.5% decrease before the effect of foreign exchange) compared to the three months ended September 30, 2021. Excluding the negative impact of foreign exchange of $8.3 million, revenue decreased $0.3 million, or 0.5%. The decrease in revenue compared to the prior year period is due to the divested business-to-consumer business in Germany.
For the nine months ended September 30, 2022, International Sales & Marketing revenue decreased $17.0 million, or 9.3% (1.0% increase before the effect of foreign exchange) compared to the nine months ended September 30, 2021. Excluding the negative impact of foreign exchange of $18.9 million, revenue increased $1.9 million, or 1.0%, primarily as a result of growth of approximately $4 million from our U.K. market driven by higher data sales as well as increased revenue of approximately $3 million from WWN product royalties, partially offset by a revenue decrease of approximately $3 million from Europe primarily related to the divested business-to-consumer business in Germany.
Consolidated operating costs were as follows (In millions):

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	$ Increase (decrease)	% Increase (decrease)	2022	2021	$ Increase (decrease)	% Increase (decrease)
Cost of services (exclusive of depreciation and amortization)	$175.0	$159.4	$15.6	9.8%	$533.3	$487.6	$45.7	9.4%
Selling and administrative expenses	184.1	171.5	12.6	7.4%	548.9	515.6	33.3	6.5%
Depreciation and amortization	145.1	156.7	(11.6)	(7.4)%	441.5	458.7	(17.2)	(3.7)%
Restructuring charges	6.6	4.8	1.8	39.2%	14.3	20.7	(6.4)	(30.8)%
Operating costs	$510.8	$492.4	$18.4	3.8%	$1,538.0	$1,482.6	$55.4	3.7%
Operating income (loss)	$45.5	$49.5	$(4.0)	(8.2)%	$91.6	$84.7	$6.9	8.0%

Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) was $175.0 million for the three months ended September 30, 2022, an increase of $15.6 million, or 9.8%, compared to the three months ended September 30, 2021, primarily due to increased costs of $10.7 million from the acquisitions of Eyeota and NetWise which closed in the fourth quarter of 2021. Excluding the impact of the acquisitions, cost of services increased $4.9 million, or 3.1% for the three months ended September 30, 2022, compared to the prior year period, primarily due to higher data and data processing costs of approximately $10 million, partially offset by lower net personnel costs of approximately $7 million. Total cost of services was favorably impacted by foreign exchange of approximately $9 million for the three months ended September 30, 2022, compared to the prior year period.
Cost of services (exclusive of depreciation and amortization) was $533.3 million for the nine months ended September 30, 2022, an increase of $45.7 million, or 9.4%, compared to the nine months ended September 30, 2021, primarily due to increased costs of $29.1 million from the acquisitions of Eyeota and NetWise which closed in the fourth quarter of 2021. Excluding the impact of the acquisitions, cost of services increased $16.6 million, or 3.4% for the nine months ended September 30, 2022, compared to the prior year period, primarily due to higher data and data processing costs of approximately $39 million, partially offset by lower net personnel costs of approximately $22 million. Total cost of services was favorably impacted by foreign exchange of approximately $21 million for the nine months ended September 30, 2022, compared to the prior year period.
Selling and Administrative Expenses
Selling and administrative expenses were $184.1 million for the three months ended September 30, 2022, an increase of $12.6 million, or 7.4%, compared to the three months ended September 30, 2021. Excluding the impact of the acquisitions of Eyeota and NetWise of $2.1 million, selling and administrative expenses increased $10.5 million, or 6.2%, primarily due to higher net personnel costs of approximately $12 million driven by equity-based compensation and retention costs, partially offset by lower costs of approximately $2 million primarily attributable to lower office and occupancy costs as a result of our real estate management efforts. Total selling and administrative expenses were favorably impacted by foreign exchange of approximately $8 million for the three months ended September 30, 2022, compared to the prior year period.
Selling and administrative expenses were $548.9 million for the nine months ended September 30, 2022, an increase of $33.3 million, or 6.5%, compared to the nine months ended September 30, 2021, partially due to increased costs of $10.6 million from the acquisitions of Eyeota and NetWise. Excluding the impact of the acquisitions, selling and administrative expenses increased $22.7 million, or 4.4% due to higher net personnel costs of approximately $33 million driven by retention costs and equity-based compensation, as well as additional costs of approximately $5 million related to back-office technology infrastructure transformation, partially offset by lower costs of approximately $14 million primarily attributable to lower legal costs related to an accrual for a legal matter in the prior year. Total selling and administrative expenses were favorably impacted by foreign exchange of approximately $18 million for the nine months ended September 30, 2022, compared to the prior year period.
Depreciation and Amortization
Depreciation and amortization expenses were $145.1 million for the three months ended September 30, 2022, a decrease of $11.6 million, or 7.4%, compared to the three months ended September 30, 2021, primarily due to the impact of foreign exchange and lower amortization related to intangible assets recognized associated with the Take-Private Transaction and the Bisnode acquisition, partially offset by additional expense associated with the acquisitions of Eyeota and NetWise.

Depreciation and amortization expenses were $441.5 million for the nine months ended September 30, 2022, a decrease of $17.2 million, or 3.7%, compared to the nine months ended September 30, 2021, primarily due to the same factors discussed in the preceding paragraph.

Restructuring Charges
Restructuring charges were $6.6 million for the three months ended September 30, 2022, an increase of $1.8 million, or 39.2%, compared to the three months ended September 30, 2021. Higher restructuring charges in the three months ended September 30, 2022 were primarily driven by initiatives in our North America business to improve operational performance and profitability.

Restructuring charges were $14.3 million for the nine months ended September 30, 2022, a decrease of $6.4 million, or 30.8%, compared to the nine months ended September 30, 2021, primarily due to higher exit costs in the prior year period related to initiatives in our International businesses to improve operational performance and profitability, partially offset by charges associated with our North America initiatives in the current year period.

Operating Income (Loss)
Consolidated operating income was $45.5 million for the three months ended September 30, 2022, a decrease of $4.0 million, or 8.2%, compared to the three months ended September 30, 2021. Excluding the impact of the acquisitions, operating income was $45.0 million, a decrease of $4.5 million, or 9.1%. The decrease in operating income was driven by higher business costs of approximately $16 million largely attributable to data and data processing costs as well as personnel costs, partially offset by lower depreciation and amortization expenses.
Consolidated operating income was $91.6 million for the nine months ended September 30, 2022, an improvement of $6.9 million, or 8.0%, compared to the nine months ended September 30, 2021. Excluding the impact of the acquisitions, operating income was $95.0 million, an improvement of $10.2 million, or 12.1%. The increase in operating income was driven by lower depreciation and amortization expense of $22.6 million, higher revenue of $21.8 million excluding the acquisitions and lower restructuring charges of $6.4 million, partially offset by higher business costs largely attributable to data and data processing costs.
Adjusted EBITDA and adjusted EBITDA margin by segment was as follows (In millions):

	Three months ended September 30,					Nine months ended September 30,
	2022	2021	$ Increase (decrease)	% Increase (decrease)		2022	2021	$ Increase (decrease)	% Increase (decrease)
North America:
Adjusted EBITDA	$188.4	$185.5	$2.9	1.5%		$503.1	$504.0	$(0.9)	(0.2)%
Adjusted EBITDA margin	46.7%	49.6%	N/A	(290)	bps	43.7%	47.1%	N/A	(340)	bps
International:
Adjusted EBITDA	$51.6	$54.0	$(2.4)	(4.4)%		$153.2	$148.1	$5.1	3.4%
Adjusted EBITDA margin	33.8%	32.2%	N/A	160	bps	32.1%	29.5%	N/A	260	bps
Corporate and other:
Adjusted EBITDA	$(17.0)	$(19.1)	$2.1	10.9%		$(43.2)	$(47.7)	$4.5	9.6%
Consolidated total:
Adjusted EBITDA	$223.0	$220.4	$2.6	1.2%		$613.1	$604.4	$8.7	1.4%
Adjusted EBITDA margin	40.1%	40.7%	N/A	(60)	bps	37.6%	38.5%	N/A	(90)	bps

Consolidated
Consolidated net income margin on a GAAP basis was 1.4% for the three months ended September 30, 2022, compared to a net income margin of 3.1% for the three months ended September 30, 2021, a decrease of 170 basis points. Consolidated adjusted EBITDA was $223.0 million for the three months ended September 30, 2022, compared to $220.4 million for the three months ended September 30, 2021, an improvement of $2.6 million, or 1.2%, primarily due to revenue growth from the underlying business and the impact of the acquisitions, partially offset by investments leading to higher data and data processing costs and the impact of foreign exchange resulting from a strengthening U.S. dollar. Consolidated adjusted EBITDA margin was 40.1% for the three months ended September 30, 2022, compared to 40.7% for the prior year period, a decrease of 60 basis points. Excluding the impact of the acquisitions, consolidated adjusted EBITDA margin was 40.8% for the three months ended September 30, 2022.
Consolidated net loss margin on a GAAP basis was 1.5% for the nine months ended September 30, 2022, compared to a net loss margin of 3.8% for the nine months ended September 30, 2021, an improvement of 230 basis points. Consolidated adjusted EBITDA was $613.1 million for the nine months ended September 30, 2022, compared to $604.4 million for the nine months ended September 30, 2021, an improvement of $8.7 million, or 1.4%, primarily due to revenue growth from the underlying business and the impact of the acquisitions, partially offset by investments leading to higher data and data processing costs and the impact of foreign exchange resulting from a strengthening U.S. dollar. Consolidated adjusted EBITDA margin was 37.6% for the nine months ended September 30, 2022, compared to 38.5% for the prior year period, a decrease of 90 basis points. Excluding the impact of the acquisitions, consolidated adjusted EBITDA margin was 38.5% for the nine months ended September 30, 2022.
North America Segment
North America adjusted EBITDA was $188.4 million for the three months ended September 30, 2022, an increase of $2.9 million, or 1.5% compared to the three months ended September 30, 2021. The improvement in adjusted EBITDA was primarily due to higher revenue driven by growth from the underlying business and the impact of the acquisitions, partially offset by investments leading to higher data and data processing costs. Adjusted EBITDA margin was 46.7% for the three months ended September 30, 2022, compared to 49.6% for the prior year period, a decrease of 290 basis points. Excluding the impact of the acquisitions, adjusted EBITDA margin was 47.9% for the three months ended September 30, 2022.

North America adjusted EBITDA was $503.1 million for the nine months ended September 30, 2022, a decrease of $0.9 million, or 0.2% compared to the nine months ended September 30, 2021. The decline in adjusted EBITDA was primarily due to investments leading to higher data and data processing costs, partially offset by higher revenue driven by growth from the underlying business and the impact of the acquisitions. Adjusted EBITDA margin was 43.7% for the nine months ended September 30, 2022, compared to 47.1% for the prior year period, a decrease of 340 basis points. Excluding the impact of the acquisitions, adjusted EBITDA margin was 45.1% for the nine months ended September 30, 2022.

International Segment
International adjusted EBITDA was $51.6 million for the three months ended September 30, 2022, a decrease of $2.4 million, or 4.4%, compared to the three months ended September 30, 2021. The decline in adjusted EBITDA was primarily due to higher foreign exchange losses resulting from a strengthening U.S. dollar, partially offset by revenue growth from the underlying business. Adjusted EBITDA margin was 33.8% for the three months ended September 30, 2022, compared to 32.2% for the prior year period, an improvement of 160 basis points.
International adjusted EBITDA was $153.2 million for the nine months ended September 30, 2022, an improvement of $5.1 million, or 3.4%, compared to the nine months ended September 30, 2021. The improvement in adjusted EBITDA was primarily due to revenue growth from the underlying business, partially offset by foreign exchange loss resulting from a strengthening U.S. dollar. Adjusted EBITDA margin was 32.1% for the nine months ended September 30, 2022, compared to 29.5% for the prior year period, an improvement of 260 basis points.
Corporate and Other
Corporate adjusted EBITDA was a loss of $17.0 million for the three months ended September 30, 2022, an improvement of $2.1 million, or 10.9%, compared to the three months ended September 30, 2021. The improvement in adjusted EBITDA was primarily attributable to lower personnel costs.

Corporate adjusted EBITDA was a loss of $43.2 million for the nine months ended September 30, 2022, a decrease of loss of $4.5 million, or 9.6%, compared to the nine months ended September 30, 2021. Lower loss was primarily attributable to lower personnel costs.

Interest Income (Expense) — Net
Interest income (expense) – net was as follows (In millions):

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest income	$0.5	$0.2	$0.3	150.0%	$1.1	$0.5	$0.6	120.0%
Interest expense	(49.1)	(48.3)	(0.8)	(1.7)%	(138.2)	(145.2)	7.0	4.8%
Interest income (expense) – net	$(48.6)	$(48.1)	$(0.5)	(1.0)%	$(137.1)	$(144.7)	$7.6	5.3%

Interest expense increased $0.8 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to higher average debt outstanding.
Interest expense decreased $7.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to lower interest rates as a result of debt refinancing, partially offset by the write off of debt issuance costs and discount in the nine months ended September 30, 2022 in connection with the early redemption of the 6.875% Senior Secured Notes. See Note 5 to the unaudited condensed consolidated financial statements for further discussion.

Other Income (Expense) — Net
Other income (expense) - net was as follows (In millions):

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Non-operating pension income (expense)	$10.9	$13.3	$(2.4)	(18)%	$33.3	$40.4	$(7.1)	(18)%
Early debt redemption premium	—	—	—	NA	(16.3)	—	$(16.3)	NA
Miscellaneous other income (expense) – net	(2.1)	—	(2.1)	NA	(6.3)	(7.9)	1.6	20%
Other income (expense) – net	$8.8	$13.3	$(4.5)	(34)%	$10.7	$32.5	$(21.8)	(67)%
Non-operating pension income decreased $2.4 million and $7.1 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, respectively, primarily due to higher interest costs in the current year periods.
Early debt redemption premium of $16.3 million for the nine months ended September 30, 2022 was related to the early redemption of the 6.875% Senior Secured Notes in January 2022. See Note 5 to the unaudited condensed consolidated financial statements for further discussion.
The change in miscellaneous other income (expense) - net of $2.1 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily driven by higher bank and facility related fees and lower dividend income, partially offset by higher foreign exchange gains.
The change in miscellaneous other income (expense) - net of $1.6 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily driven by higher foreign exchange gains.
Provision for Income Taxes
The effective tax rate for the three months ended September 30, 2022 was (70.9)%, reflecting a tax benefit of $4.2 million on pre-tax income of $5.7 million, compared to (18.9)% for the three months ended September 30, 2021, reflecting a tax benefit of $2.8 million on a pre-tax income of $14.7 million. The change in the effective tax rate for the three months ended September 30, 2022 compared to the prior year period was primarily due to a decrease in our net deferred tax liabilities as a result of an enacted state tax rate change.

The effective tax rate for the nine months ended September 30, 2022 was 39.0%, reflecting a tax benefit of $13.6 million on pre-tax loss of $34.8 million, compared to (110.9)% for the nine months ended September 30, 2021, reflecting a tax expense of $30.4 million on a pre-tax loss of $27.5 million. The change in the effective tax rate for the nine months ended September 30, 2022 compared to the prior year period was primarily due to an increase in our net deferred tax liabilities as a result of a state tax apportionment change relating to the purchase of a building in Florida for the relocation of our corporate headquarters and an enacted tax rate change in the U.K., both occurring in the prior year period.

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net income of $8.0 million, or a diluted earnings per share of $0.02, for the three months ended September 30, 2022, compared to a net income of $16.6 million, or a diluted earnings per share of $0.04, for the three months ended September 30, 2021. The $8.6 million reduction in net income for the three months ended September 30, 2022 compared to the prior year period was primarily due to a decrease in operating income (loss) of $4.0 million as discussed above, lower pension income of $2.4 million in the current year period and an increase of $2.1 million in miscellaneous other expense as discussed in "Other income (expense) - net" above.

Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $25.1 million, or a loss per share of $0.06, for the nine months ended September 30, 2022, compared to a net loss of $60.1 million, or a loss per share of $0.14, for the nine months ended September 30, 2021. The $35.0 million reduction in net loss for the nine months ended September 30, 2022 compared to the prior year period was primarily due to the lower tax provision of $44.0 million, reduced interest expense of $7.0 million in the current year period, and improvement in operating income (loss) of $6.9 million, partially offset by the debt early redemption premium of $16.3 million related to the early redemption of the 6.875% Senior Secured Notes in January 2022 (see Note 5 to the unaudited condensed consolidated financial statements for further discussion) and lower pension income of $7.1 million in the current year period.

Adjusted Net Income and Adjusted Diluted Earnings Per Share
Adjusted net income was $123.4 million and adjusted diluted earnings per share was $0.29 for the three months ended September 30, 2022, flat compared to the prior year period. This was driven by higher EBITDA, offset by higher non-operating expenses primarily attributable to lower pension income.

Adjusted net income was $333.2 million for the nine months ended September 30, 2022 compared to $329.2 million for the prior year period, an increase of $4.0 million, or 1.2%. Adjusted diluted earnings per share was $0.78 for the nine months ended September 30, 2022 compared to $0.77 for the prior year period, an increase of $0.01 per share, or 1.1%. The increase of adjusted net income and adjusted diluted earnings per share was primarily driven by revenue growth from the underlying business and lower interest expense, partially offset by investments leading to higher data and data processing costs and higher depreciation and amortization expense.

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

Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. Our access to the capital markets can be impacted by factors outside of our control, including rising inflation and interest rates and the impact of COVID-19, each of which is exacerbated by the ongoing Russia/Ukraine conflict. Currently, while we do not expect the impact of rising inflation and interest rates, COVID-19 and the Russia/Ukraine conflict to affect our ability to fund our operating needs for the foreseeable future, the ultimate impact will be difficult to predict, and depends on, among many factors, the duration of inflation, the pandemic and the current Russia/Ukraine conflict, government mandates or guidance regarding COVID-19 restrictions, the expansion of sanctions and their effects on global market conditions and on our clients and vendors, which continue to be uncertain at this time and cannot be predicted. In addition, we actively manage the impact of rising interest rates by reducing debt and entering into interest rate swaps and cross-currency swaps.
Cash Flow Overview

As of September 30, 2022, we had cash and cash equivalents of $203.9 million, of which $199.0 million was held by our foreign operations. We utilize a variety of planning strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Subsequent to the enactment of the Tax Cuts and Jobs Act ("2017 Act"), a significant portion of the cash and cash equivalents held by our foreign subsidiaries are no longer subject to U.S. income tax upon repatriation to the United States. However, a portion of our cash held by our foreign operations is still subject to foreign income tax or withholding tax upon repatriation. As a result, we intend to reinvest indefinitely all earnings post 2017 from our China and India subsidiaries. Cash held in our China and India operations totaled $74.2 million as of September 30, 2022.

In September 2022, the Company entered into a three-year revolving securitization facility agreement to transfer trade receivables of one of our U.S. subsidiaries through our bankruptcy-remote subsidiary to a third party financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. The facility has a monthly drawing limits ranging from $160 million to $215 million. During the three months ended September 30, 2022, the Company received a net cash benefit of $135.4 million related to the facility. See Note 6 to the unaudited condensed consolidated financial statements for further discussion.
Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the periods presented (In millions):

	Nine months ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$439.8	$401.2
Net cash provided by (used in) investing activities	(165.9)	(790.7)
Net cash provided by (used in) financing activities	(218.2)	274.1
Total cash provided during the period before the effect of exchange rate changes	$55.7	$(115.4)

Cash Provided by (Used in) Operating Activities
Higher operating cash flows in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily driven by a net cash benefit of $135.4 million in the third quarter of 2022 from the trade receivable securitization facility, lower interest payment of approximately $27 million in the current year period as a result of debt refinancing, partially offset by higher net tax payment of approximately $114 million in the current year period due to non-recurring cash benefit of $66.2 million received in the prior year period related to the application of the CARES Act and higher tax payments in the current year period due to payment deadline relief granted by the U.S. government attributable to the IDA Hurricane Relief.
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
We expect operating cash requirements in 2022 to be primarily related to payments for interest, contractual obligations, tax liability and other working capital needs. A portion of our outstanding debt is subject to the variability of interest rates. A 100 basis point increase or decrease in the weighted average interest rate would result in an incremental increase or decrease in annual interest expense of approximately $32 million, respectively. In addition, we typically have various contractual obligations in our normal course of business, including those recorded as liabilities in our consolidated balance sheet, and certain purchase commitments that are not recognized, but are disclosed in the notes to our consolidated financial statements. A significant portion of these contractual obligations are related to payments for enterprise-wide information-technology services. We expect to continue to generate substantial cash from ongoing operating activities.

Cash Provided by (Used in) Investing Activities
Lower net cash used in investing activities for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to higher net payment of $616.5 million for the acquisitions in the prior year period primarily for the Bisnode acquisition and payment of $76.6 million in the prior year period for the purchase of an office building in Jacksonville, Florida for our new global headquarters office, partially offset by higher net cash settlements payment of $34.3 million in the current year period from foreign currency and net investment hedging activities and higher payment of $30.7 million for software development.
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
We expect capital expenditures in 2022 to be approximately $180 million.
Cash Provided by (Used in) Financing Activities
The increase in net cash used in financing activities during the nine months ended September 30, 2022, compared to net cash provided by financing activities in the nine months ended September 30, 2021, was primarily related to payments of $436.3 million in the current year period for debt redemption activities (inclusive of early payment premium) related to the repayment of the 6.875% Senior Secured Notes, higher net repayments of $113.8 million for credit facility borrowing, higher repayment of $77.3 million for the term loan facility and dividends payment of $21.5 million in the current year period, partially offset by higher proceeds of approximately $160 million in the current year period from the issuance of incremental term loan.

Capital Resources and Debt

In addition to cash generated from our operating activities, we also borrow from time to time from our credit facility and issue long-term debt.
Below is a summary of our borrowings as of September 30, 2022 and December 31, 2021 (In millions):

		September 30, 2022			December 31, 2021
	Maturity	Principal amount	Debt issuance costs and discount	Carrying value	Principal amount	Debt issuance costs and discount	Carrying value
Debt maturing within one year:
2026 Term loan	February 8, 2026	$28.1	$—	$28.1	$28.1	$—	$28.1
2029 Term loan	January 18, 2029	4.6	—	4.6	—	—	—
Total short-term debt		$32.7	$—	$32.7	$28.1	$—	$28.1

Debt maturing after one year:
2026 Term loan	February 8, 2026	$2,658.7	$53.0	$2,605.7	$2,754.8	$64.5	$2,690.3
2029 Term loan	January 18, 2029	453.1	6.7	446.4	—	—	—
Revolving facility	September 11, 2025	46.2	—	46.2	160.0	—	160.0
5.000% Senior unsecured notes	December 15, 2029	460.0	6.2	453.8	460.0	6.8	453.2
6.875% Senior secured notes	Fully paid off in January 2022	—	—	—	420.0	6.8	413.2
Total long-term debt		$3,618.0	$65.9	$3,552.1	$3,794.8	$78.1	$3,716.7
Total debt		$3,650.7	$65.9	$3,584.8	$3,822.9	$78.1	$3,744.8

See Note 5 to the unaudited condensed consolidated financial statements for detailed discussion related to our debt as of September 30, 2022 and December 31, 2021.
Contractual Obligations
See Notes 7, 10 and 20 to the consolidated financial statements for the year ended December 31, 2021 included in the 2021 Annual Report on Form 10-K for expected payments for our operating leases, pension obligations and vendor commitments, respectively.
Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements, other than our foreign exchange forward contracts, interest rate swaps and cross currency swaps discussed in Note 13 to the unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. During 2022, we entered into cross currency swaps arrangements which were designated as net investment hedging. See detailed discussion in Note 13 to the unaudited condensed consolidated financial statements. If the exchange rate of Euro against U.S dollar were to increase 10% from the level at September 30, 2022, there would be an additional unfavorable impact of approximately $37 million to the fair value of the cross currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s Euro net investment in foreign subsidiaries.
During 2022, we refinanced our debt which is discussed in Note 5 to the unaudited condensed consolidated financial statements. As a result of changes in our debt and interest rates, a 100 basis point increase or decrease in the weighted average interest rate on our outstanding debt subject to rate variability would result in an incremental increase or decrease in annual interest expense of approximately $32 million, respectively.

Item 4. Controls and Procedures
As of September 30, 2022, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.
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
Based upon their evaluation, our CEO and CFO have concluded that as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to pay dividends to our stockholders is restricted by applicable laws and regulations and requirements under the agreements governing our indebtedness.
Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its sole discretion, may declare out of funds legally available for such payments. On July 28, 2022, our board of directors formally declared the first quarterly cash dividend on our common stock since our initial public offering in the amount of $0.05 per share of common stock. Our current dividend policy anticipates the payment of quarterly dividends in the future. Our board of directors may change or eliminate the payment of future dividends to our common stockholders at its discretion, without notice to our stockholders.
We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay dividends on our common stock is dependent upon dividends and other distributions and transfers from our subsidiaries. The ability of our subsidiaries to pay dividends and make other distributions and transfers to us is restricted by the terms of the agreements governing our indebtedness and may be further restricted by any future indebtedness we incur. In addition, under Delaware law, our board of directors may declare dividends only to the extent of our surplus or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of future dividends on our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number	Description

10.1
Employment Agreement between the Company and Virginia Gomez effective as of September 23, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed Dun & Bradstreet Holdings, Inc. on September 27, 2022) (SEC File No. 001-39361).*

10.2	Notice and Global Stock Option Agreement for 2022 Stock Option Awards (Retention)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from Dun & Bradstreet Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) the Condensed Consolidated Statements of Stockholder Equity (Unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUN & BRADSTREET HOLDINGS, INC.

		By:	/s/ BRYAN T. HIPSHER
Bryan T. Hipsher
Date:	November 3, 2022		Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ ANTHONY PIETRONTONE
Anthony Pietrontone
Date:	November 3, 2022		Chief Accounting Officer
(Principal Accounting Officer)