Form 10-K
period 2022-12-31
Dun & Bradstreet Holdings, Inc.
filed 2023-02-23
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of Dun & Bradstreet Holdings, Inc. common stock held by non-affiliates of the registrant as of June 30, 2022 was $3,514,751,447 based on the closing price of $15.03 as reported by the New York Stock Exchange.
There were 435,556,755 shares outstanding of the Registrant's common stock as of February 17, 2023.

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
•competition for our solutions;
•harm to our brand and reputation;
•unfavorable global economic conditions including, but not limited to, volatility in interest rates, foreign currency markets, inflation, and supply chain disruptions;
•risks associated with operating and expanding internationally;
•failure to prevent cybersecurity incidents or the perception that confidential information is not secure;
•failure in the integrity of our data or systems;
•system failures and personnel disruptions, which could delay the delivery of our solutions to our clients;
•loss of access to data sources or ability to transfer data across the data sources in markets where we operate;
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
•the short- and long-term effects of the COVID-19 global pandemic, including the pace of recovery or any future resurgence; and
•increased economic uncertainty related to the ongoing conflict between Russia and Ukraine and associated trends in macroeconomic conditions.

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

Part I
Item 1. Business

Our Company

Dun & Bradstreet is a leading global provider of business decisioning data and analytics. Our mission is to deliver a global network of trust, enabling clients to transform uncertainty into confidence, risk into opportunity and potential into prosperity. Clients embed our trusted, end-to-end solutions into their daily workflows to inform commercial credit decisions, evaluate whether suppliers and other third parties are financially viable, reputable, compliant and resilient, enhance salesforce productivity and gain visibility into key markets. Our solutions support our clients’ mission critical business operations by providing proprietary and curated data and analytics to help drive informed decisions and improved outcomes.

We are differentiated by the scale, depth, diversity and accuracy of our constantly expanding business database, known as our "Data Cloud," that contains comprehensive information on more than 500 million total organizations as of December 31, 2022. Access to longitudinal curated data is critical for global commerce, and with only a small percentage of the world’s businesses filing public financial statements, our data is a trusted source for reliable information about both public and private businesses. By building such a set of data over time, we were able to establish a unique identifier that creates a single thread connecting related corporate entities allowing our clients to form a holistic view of an enterprise. This unique identifier, which we refer to as the D-U-N-S Number, is an organization's "fingerprint" or "Social Security Number". We believe that we are the only scale provider to possess both worldwide commercial credit data and comprehensive public records data that are linked together by a unique identifier allowing for an accurate assessment of public and private businesses globally.

Leveraging our commercial credit data and analytics, as well as compliance intelligence, our Finance & Risk solutions are used in the critical decisioning processes of finance, risk, compliance and procurement departments worldwide. We are a market leader in commercial credit decisioning, with many of the top businesses in the world utilizing our solutions to make informed decisions when considering extending business loans and trade credit. We are also a leading provider of data and analytics to businesses looking to analyze supplier relationships and more effectively collect outstanding receivables. We believe our proprietary Paydex score is widely relied upon as an important measure of credit health for businesses. We are well positioned to provide accessible and actionable insights and analytics that mitigate risk and uncertainty, and ultimately protect and drive increased profitability for our clients.

Our Sales & Marketing solutions combine firmographic, personal contact, intent and non-traditional, or alternative data, such as foot traffic, website usage, social media posts, online browsing activity and shipping trackers, to assist clients in optimizing their sales and marketing strategy by cleansing customer relationship management ("CRM") data and narrowing their focus and efforts on the highest probability prospects. As global competition continues to intensify, businesses need assistance with focusing their sales pipelines on the companies most likely to buy so that they can have their best sellers target the highest probability return accounts. We provide invaluable insights into businesses that can help our clients grow their businesses in a more efficient and effective manner.

We leverage these differentiated capabilities to serve a broad set of clients across multiple industries and geographies. As of December 31, 2022, we have a global client base of more than 240,000, including some of the largest companies in the world. Our data and analytics support a wide range of use cases covering nearly all industry verticals, including financial services, technology, communications, government, retail, transportation and manufacturing. In terms of our geographic footprint, we have an industry-leading presence in North America, an established presence in the United Kingdom, Ireland, Nordics (Sweden, Norway, Denmark and Finland), DACH (Germany, Austria and Switzerland), Central and Eastern Europe ("CE"), Greater China and India through our majority or wholly-owned subsidiaries and a broader global presence through our Worldwide Network alliances ("WWN alliances").

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

Our Transformation

Over the course of our history, we have earned the privileged position of leadership and trust within the industries we serve. However, operational and execution issues led to stagnant revenue growth and declining profitability. Identifying an opportunity to unlock Dun & Bradstreet's potential, an investor consortium led by William P. Foley II at Bilcar, LLC ("Bilcar"), Thomas H. Lee Partners, L.P. ("THL"), Cannae Holdings, Inc. ("Cannae"), Black Knight, Inc. ("Black Knight") and CC Capital

Partners, LLC ("CC Capital" and together with Bilcar, THL, Cannae and Black Knight, the "Investor Consortium"), acquired Dun & Bradstreet in February 2019. We refer to this transaction as the Take-Private Transaction.

The Investor Consortium brought in a new senior leadership team with extensive experience and a proven track record of driving long-term shareholder value creation through transformation and growth initiatives. The senior leadership team executed on a comprehensive transformation to improve and revitalize our business for long-term success. They saw significant opportunity to create value and took the following actions to transform our business:

•We immediately reorganized our management and operating infrastructure into vertically aligned business units to increase focus and accountability.

•We reorganized our salesforce and go-to-market strategy.

•We have made investments in modernizing our infrastructure and optimizing our architecture to increase control, create efficiencies and enhance the ability of our platforms to scale.

•We have significantly increased our investment in the breadth and depth of our data, with a focus on better utilization of available data, automation of business data research, improvement of identity resolution, expansion of our professional contact database and implementation of tools to monitor and streamline our data supply chain so that we can generate better, more actionable business insights and outcomes for our clients.

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

We believe there are several key market trends generating additional growth in our TAM and increasing the potential demand for our solutions:

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

•Advances in Analytical Capabilities Unlocking the Value of Data. The combination of increasingly available data sets with effective artificial intelligence ("AI") and machine learning ("ML") capabilities allows for the generation of mission critical insights integrated into clients’ workflows. Businesses that lack the resources for developing these complex tools and solutions internally turn to data and analytics providers, creating market demand. The availability of more insightful analytical tools, in turn, drives growing recognition of the power of analytics in everyday business processes.

•Heightened Compliance Requirements in an Evolving Regulatory Environment for Business. Businesses today are under intense scrutiny to comply with an ever-expanding and evolving set of data regulatory requirements, which often vary by geography and industry served. Performing adequate diligence on clients and suppliers can be cumbersome and dampen the pace of business expansion, or worse, leave a business exposed to expensive fines and penalties. Across multiple jurisdictions, governments are simultaneously trying to protect privacy and promote sustainability while inhibiting unethical behavior including corruption, bribery or money laundering. The complexity of multi-jurisdictional data protection and regulatory regimes increases the demand for accurate data and analytics that are curated and maintained in a compliant manner. Manual processes are burdensome and prone to human error, and therefore demand for accurate data and analytics that can be embedded in automated workflows and deliver insights on demand continues to increase.

We believe that due to our differentiated capabilities and our long-term client relationships, we are well positioned to capitalize on these market opportunities and benefit from these long-term trends.

Our Solutions

The defining characteristic of our solutions is the breadth and depth of our combined proprietary and curated public data and actionable analytics that help drive informed decisions for our clients. As of December 31, 2022, our Data Cloud is compiled from approximately 28,000 sources, as well as from data collected by our 13 WWN alliances, resulting in data sourced from 256 countries and territories worldwide. We believe that we are uniquely able to match data to its corresponding entity, and have extensive related intellectual property dedicated to this function. Since 1963, we have tracked these businesses by assigning unique identifiers (known as a D-U-N-S Number) to all organizations in our data set. The D-U-N-S Number is recommended and, in many cases required, by numerous commercial, trade and government organizations. This privileged position in the market has allowed us to commercialize the creation and monitoring of D-U-N-S Numbers by suppliers, which in turn feeds additional proprietary data into our platform.

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

Finance & Risk

Our Finance & Risk solutions are mission critical to our clients as they seek to leverage the data sets and analytics from our platform to manage risk, minimize fraud and monitor their supply chain. Top commercial enterprises across the globe utilize our configurable solutions to make better decisions when considering small business loans, extending trade credit, analyzing supplier relationships and collecting outstanding receivables. Our Finance & Risk solutions help clients increase cash flow and profitability while mitigating credit, operational, compliance and ESG risks.

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

D&B Risk Analytics, includes D&B Supplier Intelligence, D&B Compliance Intelligence and D&B ESG Intelligence, is a subscription-based online application that offers clients real-time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio analysis tool to mitigate supply chain risk, regulatory risk including Know Your Vendor (“KYV”), and ESG assessment and related risk.

Risk Guardian, which includes Credit and Compliance Intelligence for B2B and B2C risk assessment, is a subscription-based online and API application that offers clients real-time access to our most complete and up-to-date Nordics information, comprehensive monitoring and portfolio analysis.

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

D&B Onboard leverages the Data Cloud to provide comprehensive insights into businesses to facilitate global KYC/AML compliance and to minimize financial, legal and reputational risk exposure. Onboard automates compliance and onboarding activities by validating identities of businesses against a global Data Cloud of over 500 million organizations to confirm accurate representation.

Sales & Marketing

Our Sales & Marketing solutions help businesses discover new revenue opportunities and accelerate growth by extending the use cases of our data and analytics platform. By adding our proprietary business data set to our professional contact, intent and non-traditional data, we are able to provide a single view of the prospective customer. Our Sales & Marketing solutions extend beyond simple contact data to enable modern marketers and sellers to automate data management and cleansing, leverage AI-powered models to build segments of high-propensity prospects, activate those segments across email, digital ads, paid media and sales plays, unmask and track website visitors and measure campaign performance. We help our clients optimize their sales and marketing functions and narrow their focus on the highest probability businesses.

Our principal Sales & Marketing solutions include:

D&B Connect empowers businesses to make data-driven decisions by providing easy access to the largest, trusted source of premastered entity data through our proprietary AI/ML-powered matching algorithm. Our self-service suite reduces complexity, accelerates time to value, and enables customers to establish and maintain accurate golden records through automation, while leveraging the globally trusted D-U-N-S number. D&B Connect offers a modern approach to master data management that allows customers to quickly identify opportunities and potential risks within a business.

D&B Optimizer is an integrated data management solution that links clients’ first party business records in their CRMs, marketing automation and other marketing applications directly with the D&B Data Cloud and ensures continuous data hygiene and management to drive actionable commercial insights and a single client view across multiple systems and touchpoints.

D&B Direct is an API-enabled data management solution that delivers valuable customer insights into CRMs, marketing automation and other marketing applications for on-demand business intelligence. This configurable format allows users to tailor their own solutions for their organization’s needs.

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

D&B Audience Targeting helps clients reach the right audiences with the right messages by leveraging our digital IDs and curated pre-defined B2B audience targeting segments that span digital display, mobile, social and connected TV advertising channels. Our offerings also include global online and offline data onboarding and transformation and B2B and business-to-consumer identity graph and audience targeting data, which extend our position in the B2B online marketing value chain and build upon our Audience Solutions business by adding global scale and online data to power omni-channel marketing around the world.

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

InfoTorg is a subscription based online SaaS application that provides clients with detailed information services on people, companies, vehicles, real estate, laws and regulations as well as court judgments in Sweden. InfoTorg helps our clients solve their core everyday tasks based on verified and easy to find information. The versatility of the product enables many different use cases, e.g. Anti-Money Laundering ("AML")/Know Your Customer ("KYC") - controls in the financial industry, verification and control of individuals in the public sector as well as vehicle transactions for car dealers and workshops.

Our Competitive Strengths

Market Leadership with the Most Comprehensive Business-to-Business Database

We are uniquely qualified to address the commercial data-driven decisioning needs of our clients due to the breadth and depth of our proprietary Data Cloud and the extensive intellectual property driving insights. Our Data Cloud includes more than 500 million organizations globally and extends far beyond those for which data is publicly available. The D-U-N-S Number is a widely recognized identifier and is a policy-driven requirement for the process of supplying trade credit for many businesses and governments. In addition to the data ingested, D&B has been awarded 249 patents, 140 of which are focused on the complex problem of mapping disparate data sources to a business entity. Our owned, proprietary data sets include commercial credit and firmographic data, professional contact data, third party regulatory compliance, receivables, payment history and other data.

Dun & Bradstreet has been recognized by analyst firm, Forrester, as a Leader for B2B Marketing Data and B2B Standalone Customer Data Platforms (CDP). The company has also been recognized by independent analyst firm, Chartis Research, as a multi-year category award winner for “Small Business Credit Data” in the Chartis RiskTech100®, a “Leader” in KYC Data Solutions, and as a Chartis RiskTech BuySide 50 category award winner for Best ESG Private Company Coverage.

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

Deep Relationships with Blue Chip Clients

With our leading data and analytical insights, we serve many of the largest enterprises in the world. Our client base is diversified across size, industry and geography and features minimal concentration. In 2022, 2021 and 2020, no client accounted for more than 5% of our revenue, and our top 50 clients accounted for approximately 25% of our revenue. We have held relationships with 18 of our top 25 clients by size of revenue for the year ended December 31, 2022, 2021 and 2020 for more than 20 years, which reflects how deeply embedded we are in their daily workflows and decisioning processes. For 2022, 2021 and 2020, our annual revenue retention rate was 96%.

Scalable and Highly Attractive Financial Profile

We have an attractive business model underpinned by stable and highly recurring revenues, significant operating leverage and low capital requirements that contribute to strong free cash flow. Our high levels of client retention and shift toward multi-year subscription contracts result in a high degree of revenue visibility. The vast majority of our revenues are either recurring or re-occurring in nature. Additionally, we benefit from natural operating leverage given the high contribution margins associated with incremental revenue generated from our centralized Data Cloud and solutions. Despite the investments being made to enhance our technology, analytics and data, our capital requirements remain low with capital expenditures (including capitalized software development costs) of approximately 10% of our revenues in 2022. All of these factors contribute to strong free cash flow generation, allowing us the financial flexibility to invest in the business and pursue growth through acquisitions.

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

Our Growth Strategy

Enhance Existing Client Relationships

We believe our current client base presents a large opportunity for growth through enhanced cross selling in order to capture more of our clients’ data and analytics spend. As an end-to-end provider of commercial data and analytics, we believe there are significant opportunities to have clients buy from a consistent, single-source provider and to increase their interaction with our platform which is anchored by our foundational D-U-N-S data and embedded into their internal workflows. Our go-to-market strategy enables us to increase the number of touchpoints with key decision makers within any given client and allows us to identify and sell the right solutions to each decision maker’s respective department. By focusing on enhancing the quality of our data and analytics, we will be able to produce more valuable insights, increasing client engagement across our existing solutions and driving clients towards new, innovative solutions.

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

We also believe there is significant opportunity to expand our presence in the SMB market. We currently serve approximately 90,000 SMB clients out of the millions of businesses within the global marketplace. In addition, we are servicing over 1,100 businesses a day on average that seek our solutions and D-U-N-S Number and have over 2,500,000 businesses leveraging our business credit and insights. We have existing relationships with many SMBs through solutions enabling the proactive monitoring of their D-U-N-S Number. However, we have not historically capitalized on the opportunity to cross-sell them into our solutions. Our D&B Marketplace is an integrated web platform that provides businesses with an introduction to Dun & Bradstreet’s capabilities and solutions for their potential use, and digital advertising solutions that enable enterprises to target their offers to our SMB audiences. By leveraging this go-to-market channel and offering more simplified solutions that are easily integrated into client workflows, we can continue to expand our reach among SMBs.

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

The most recent example of innovative application of the D&B Data Cloud was the rapid development of our AI-driven D&B ESG Intelligence capability using patent-pending technology. Our ESG scores are derived by applying established sustainability standards, such as Sustainability Accounting Standards Board ("SASB"), to companies using our Data Cloud, making available approximately 41 million ESG scores derived directly from an objective data set. Given the breadth and depth of the Data Cloud, this deployment led to an early recognition of D&B as a Best-of-Breed provider in ESG Data Aggregation and Scoring by Chartis.

D&B ESG Intelligence also allows the companies we score with an opportunity to update and provide additional information on their ESG programs in order to improve their scores. Our ESG data provides compliance and procurement teams with vital information to protect company reputation, benchmark against industry trends, identify ESG risks and goals, monitor shifting ESG risks through automated approaches, and streamline ESG assessment processes.

Expand Our Presence in Attractive International Markets

Despite our global presence and industry leading position in the North American market, we remain relatively under-penetrated in international markets, with International revenue accounting for approximately 30% of our business in 2022. We believe that expanding our presence in owned international markets can be a significant growth driver for us in the coming years. Our international growth strategy begins with localizing current solutions to meet global demand and, similar to our domestic strategy, includes a focus on cross-selling and upselling, winning new clients and developing innovative solutions.

Selectively Pursue Strategic Acquisitions

While the core focus of our strategy is to grow organically, we believe there are strategic acquisition opportunities that may allow us to expand our footprint, broaden our client base, increase the breadth and depth of our data sets and further strengthen our solutions. We believe there are attractive synergies that result from acquiring small companies that provide innovative solutions and integrating these solutions into our existing offerings to generate cross-selling and upselling opportunities across our existing client base, and we will continue to maintain a disciplined approach to pursuing acquisitions.

Our Clients

We have a diversified client base with more than 240,000 clients worldwide during 2022.

Our client base is diversified across size, industry and geography, and features minimal concentration; with no client accounting for more than 5% of revenue and our top 50 clients accounting for approximately 25% of revenue. Our clients include enterprises across nearly all industry verticals, including financial services, technology, communications, retail, transportation and manufacturing, and our data and analytics support use cases of all types. A substantial portion of our revenue is derived from companies in the financial services industry. We have held relationships with 18 of our top 25 clients by size of revenue for the year ended December 31, 2022 for more than 20 years, which reflects how deeply embedded we are in their daily workflows and decisioning processes. For 2022, our annual revenue retention rate, reflecting the percentage of prior year revenue from clients who were retained in the current year, was 96%.

In addition to our blue chip corporate client base, we serve a number of government organizations. Through the development of our analytics, we continue to move into mission critical functions with higher applicability across federal, state and local government organizations.

We have a presence in 256 countries and territories, including the United States, Canada, the United Kingdom, Ireland, Nordics, DACH, CE, Greater China and India as of December 31, 2022. Our international presence is organized through the WWN alliances and majority or wholly-owned markets. The following table presents the contribution by geography to revenue, which excludes Corporate and other:

	Year Ended December 31,
	2022	2021	2020
Revenue by geography
North America	71%	69%	83%
International	29%	31%	17%

Go-to-Market Organization

Our sales and marketing efforts are focused on both generating new clients as well as cross-selling and upselling our end-to-end solutions to existing clients. Our salesforce is segmented into three distinct categories: strategic sales, field sales and inside sales. To more effectively align our salesforce with our clients, we have also organized these distribution channels into geographic territories supported by specialized sales support and centralized sales development teams. Our sales compensation plans are designed to incentivize multi-year contracting and cross-selling.

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

International Presence

We have operated internationally for over 160 years and benefit from an extensive network and strong global brand recognition. We have an operating framework of owned, majority-controlled and alliance markets that serve international clients and secure critical global data to support both our United States and international clients. Across all international markets, we leverage our unique data sets and solutions to serve our clients’ Finance & Risk and Sales & Marketing needs.

There are certain key international markets in which we operate independently, including the United Kingdom, Ireland, Nordics, DACH, CE, Greater China and, in the case of India, through a joint venture in which we are the majority owner. As we continue to provide international companies with our best-in-class data on U.S. companies, suppliers and prospects, our solutions have also increasingly become localized in recent years to better serve foreign markets. Our local presence ensures the complete, timely and accurate collection of commercial information.

In addition, as of December 31, 2022, we also operated through 13 WWN alliances. Our WWN members license our data, solutions as well as our trademarks and brand, to serve local markets where Dun & Bradstreet does not have a direct ownership interest and collect data local which is provided to D&B's Data Cloud. Our extensive international network enables millions of executives around the world to make confident business decisions with reliable and accessible information. Our strategic relationships with our global WWN alliances provide us with best-in-class breadth of international data in our Data Cloud, as well as a strong distribution network for our D&B solutions which we view as a key competitive strength in serving international enterprises. This approach has improved the applicability of our data to local clients, while enlarging and strengthening the data sets for clients in all geographies.

Competition

We primarily compete on the basis of differentiated data sets, analytical capabilities, solutions, client relationships, innovation and price. We believe that we compete favorably in each of these categories across both our Finance & Risk and Sales & Marketing solutions. Our competitors vary based on the client size and geographical market that our solutions cover.

For our Finance & Risk solutions, our competition generally varies by client size between enterprise, mid-market and SMBs. Dun & Bradstreet has a leading presence in the enterprise market as clients place a high degree of value on our best-in-class commercial credit database to inform their critical decisions around the extension of credit. Dun & Bradstreet’s main competitors in the enterprise and mid-market include Bureau van Dijk (owned by Moody’s Corporation), Experian and Creditsafe in Europe and Experian and Equifax in North America. In the SMB market, our competition generally includes Equifax, Experian and other consumer credit providers that offer commercial data. Additionally, there is a fragmented tail of low cost, vertical and regionally focused point solutions in this market that may be attractive to certain clients but lack the scale and coverage breadth to compete holistically.

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

We own patents and have filed for patent applications both in the United States and in other selected countries of importance to us. The patents and patent applications include claims which pertain to certain technologies and inventions which we have determined are proprietary and warrant patent protection. We believe that the protection of our innovative technology and inventions, such as our proprietary methods for data curation and identity resolution, through the filing of patent applications, is a prudent business strategy. Filing of these patent applications may or may not provide us with a dominant position in the fields of technology. However, these patents and/or patent applications may provide us with legal defenses should subsequent patents in these fields be issued to third-parties and later asserted against us. An important aspect of our intellectual property strategy is to file for patents in innovative and modern technology. Where appropriate, we may also consider asserting, or cross-licensing, our patents.

Corporate and Social Responsibility

We believe a defining quality of successful companies is that they demonstrate a consistent commitment to empowering the people and communities where they operate. We believe in having a positive impact through responsible engagement on environmental, social, and governance ("ESG") issues. We use our data and analytics to help companies grow their business and become better global corporate citizens.

We consider environmental and social impacts throughout the design of our ESG products as we develop services that promote transparent, coherent and accessible ESG insights and even consider these factors when designing our non-ESG-focused offerings. This includes using energy-efficient data services for hosting, storing and deploying our products. We have adopted an Environmental Policy Statement and a Product Governance & Sustainability Policy Statement that are available on our website at www.dnb.com under "About Us -- Our Company -- Our Focus on Sustainability."

We are committed to evaluating and, where possible, reducing the environmental impact of our offices and data centers. We have expanded transparency regarding our environmental impact by including a reference index aligning with both the SASB Table for Technology and Communications in the Software and IT Services subsector, as well as the Task Force on Climate-Related Financial Disclosures ("TCFD"). See further discussion in our 2021 Corporate Sustainability Report, which is available on our website at investor.dnb.com.

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

The Board oversees ESG matters, with assistance from the Audit, Corporate Governance & Nominating, and Compensation Committees. The Board also formed the Sustainability Working Group, which is tasked with development and execution of our ESG program, assessing the ESG landscape and communicating our progress to the stakeholders.

Workforce and Human Capital Resources

As of December 31, 2022, we had 6,355 employees worldwide, of whom 2,580 were in our North America segment and Corporate, and 3,775 were in our International segment. Our workforce also engages third-party consultants as an ongoing part of our business where appropriate. There are no unions in our U.S. or Canadian operations, and work councils and trade unions represent a portion of our employees in a few European markets. We have not experienced any work stoppages and we believe we maintain strong relations with our employees.

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

We are committed to a diverse and inclusive workforce where many different and diverse perspectives, thoughts, beliefs, educational backgrounds and experiences are purposefully brought together. We have adopted a Diversity, Equity and Inclusion and Human Capital Policy Statement that is available on our website at www.dnb.com under "Our Company -- About Us -- Our Focus on Sustainability." We make employment decisions based on merit and are committed to seeking diverse talent. Our diversity and inclusion programs further enhance our culture with the goal of making our workplace more engaging and inclusive.

Financial Information by Segment

In addition to our two reportable segments, we have a corporate organization that consists primarily of general and administrative expenses that are not included in the other segments. For financial information by reporting segment, see Note 18 to the consolidated financial statements.

Regulatory Matters

Compliance with legal and regulatory requirements is a top priority for us. This includes compliance, to the extent applicable, with national and local anti-bribery and anti-corruption laws, information privacy, communications privacy, and data protection laws and regulations, data security and cybersecurity laws, unfair and deceptive trade practices laws, consumer protection laws, export control and economic sanctions laws, antitrust/competition laws, national laws regulating enterprise credit reporting agencies and, in a few cases internationally, consumer reporting agencies, freedom or expression laws, and digital accessibility and advertising laws. These laws are enforced by national and local regulatory agencies, and in some instances also through private civil litigation. Additionally, on April 6, 2022, the U.S. Federal Trade Commission finalized approval of a Consent Order with us (the “FTC Order”) primarily relating to our business credit managing and monitoring products. The FTC Order requires that we undertake specific compliance practices and reporting during its term, which ends on April 6, 2042.

We proactively manage our compliance with laws and regulations through a dedicated legal and compliance and ethics team situated in the United States, Europe, Greater China and India all reporting to the Chief Legal Officer and Chief Ethics and Compliance Officer in the United States. Through the legal and compliance and ethics functions, we operate a comprehensive compliance and ethics program aligned with the U.S. Federal Sentencing Guidelines Elements of an Effective Compliance and Ethics Program, the OECD Good Practices Guidance on Internal Controls, Ethics, and Compliance, the OECD Guidelines Governing the Protection of Privacy and Transborder Flows of Personal Data, the accountability principle of the GDPR, and the FTC Order. Based on a holistic program model integrating these frameworks, we undertake compliance risk assessments, promulgate compliance policies and procedures, provide awareness and training to our teams and associates, maintain and strive to continually improve upon compliance program operations, monitor all material laws and regulations applicable to our business, oversee, monitor and audit the efficacy of our internal compliance-related controls, evaluate the compliance and regulatory risks of the suppliers and other third parties we engage, advise on and assist in the development of new products, data solutions, and services, and meet as necessary and appropriate with regulators and legislators to establish transparency of our operations and create a means to understand and respond should any issues arise.

Data Protection, Privacy and Technology Regulation

Our operations are subject to applicable national and local laws that regulate privacy, data and cyber security, broader data collection, use and sharing, cross-border data transfers and/or business, and in certain cases internationally, consumer credit reporting. These laws impact, among other things, data collection, usage, storage, transparency, security and breach, dissemination (including transfer to third parties and cross-border), individual rights management, retention and destruction. Certain of these laws provide for civil and criminal penalties for violations. Expansion into new use cases for personal information and growth through acquisitions, whether through organic growth or strategic acquisitions, adds a further layer of complexity to our overall obligations under these laws, including new obligations relating to certain categories of consumer data. The laws and regulations that affect our business include, but are not limited to:

•the GDPR, the ePrivacy Directive and implementing national legislation, and judicial and regulatory developments on the EU and national level;

•U.S. federal, state and local data protections laws such as the Federal Trade Commission Act ("FTC Act") and similar state laws, state data breach laws and state privacy laws;

•China’s Cybersecurity Law, China Personal Information Protection Law ("PIPL") and Data Security Law ("DSL"), as well as other civil and criminal laws relating to data protection;

•other international data protection, data localization, and state secret laws impacting us or our data suppliers; and

•oversight by regulatory authorities for engaging in business credit reporting such as the U.K. Financial Conduct Authority, the People’s Bank of China and Datatilsvnet of Norway.

These laws and regulations, which generally are designed to protect privacy interest and rights and to prevent the misuse of personal information available in the marketplace, are complex, change frequently and have consistently trended towards becoming more stringent over time. We already incur significant expenses in our attempt to ensure compliance with these laws. Currently, public concern is high with regard to consumer privacy rights in the United States, the collection, use, accuracy, correction, sharing and cross border transfers of personal information, and the risks to individuals associated with artificial intelligence technologies, such as bias and discrimination. In addition, many consumer advocates, privacy advocates, legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy and personal data in light of evolving technologies and data uses and have become increasingly concerned about the need for expanded oversight for the processing, generation, handling, and security of such data. As a result, they are lobbying and advocating for further restrictions, transparency, and accountability for the dissemination or commercial use of personal information, particularly in digital ecosystems. Additional legislative or regulatory efforts in the United States and other jurisdictions globally could further restrict the collection, use, communication, access, accuracy, obsolescence, sharing, cross border transfer, correction, security and rights of individuals and entities related to this personal information. In addition, any perception that our practices or products are an invasion of privacy, whether or not consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability. Further developments in the area of data subject rights, including broad rights around data access, correction, deletion and erasure, portability, restriction, and objection may incur additional costs to the Company as we continue to refine operational and technical controls to meet our expanding legal obligations.

Additional Information

Our website address is www.dnb.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Information regarding our ESG, corporate responsibility and sustainability initiatives is also available on our website at www.dnb.com under "About Us -- Our Company -- Our Focus on Sustainability." However, the information found on our website is not part of this or any other report.

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
•Our international operations and our ability to expand our operations outside the United States are subject to economic, regulatory, political and other inherent risks.
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
•We could lose our access to data sources or ability to transfer data across the systems in markets where we operate, which could prevent us from continuing to provide our solutions or to develop new solutions in response to market opportunities.
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
•We are subject to various governmental regulations, laws and orders, including a 20 year consent order with the U.S. Federal Trade Commission, compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.
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
•Our ability to pay dividends to our stockholders is restricted by applicable laws and regulations and requirements under the agreements governing our indebtedness.
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
•We are a global company and exposed to geo-political conflicts and events, including the ongoing Russia/Ukraine conflict, which has resulted in increased economic uncertainty and could have significant negative effect on macro-economy and financial markets.
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

We believe that our D-U-N-S Number and our ability to link our data together with this unique identifier provides us with a strategic advantage by allowing for a global, end-to-end assessment of businesses throughout the world. However, some of our competitors and clients utilize their own unique identifiers, and clients have and may continue to adopt alternative standards to our D-U-N-S Number and stop using our solutions. For example, the General Services Administration transitioned from the D-U-N-S Number to a government-owned entity number for federal contractors and grantees. In addition, public and commercial sources of free or relatively inexpensive business information have become increasingly available and this trend is expected to continue. To the extent the availability of free or relatively inexpensive business information increases, the demand for some of our solutions may decrease. If more clients adopt alternative standards to the D-U-N-S Number or look to these other sources of data, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our international operations and our ability to expand our operations outside the United States are subject to economic, regulatory, political and other inherent risks.

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
•local regulations that could impact our data supply from foreign markets, including credit information laws, data localization and privacy and data protection laws such as the EU GDPR, UK GDPR, China DSL and PIPL;
•compliance with the “One China” policy;
•trade relations, such as with China;
•varying business practices in foreign countries;
•reduced protection for, or increased difficulty in enforcing, intellectual property rights;
•the presence and acceptance of varying level of business corruption in international markets; and
•foreign laws and regulatory requirements affecting our operations overseas, such as the United Kingdom Bribery Act 2010 and the FCPA.

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

We collect, store and transmit a large amount of confidential company information on over 500 million total businesses as of December 31, 2022, including financial information and personal information, as well as certain consumer information and credit information. We operate in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve exploiting highly obscure security vulnerabilities or sophisticated attack methods. These cyberattacks can take many forms, but they typically have one or more of the following objectives, among others:

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

Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the United States, we are subject to laws that provide for at least 50 disparate notification regimes. In Europe, we are subject to reporting breaches across the EU and other European markets in which we operate. With the recent adoption of new data compliance laws in China and the acquisition of Eyeota, we also are subject to additional notification regimes in Asia. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

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

We could lose our access to data sources or ability to transfer data across the data system in markets where we operate, which could prevent us from continuing to provide our solutions or to develop new solutions in response to market opportunities.

Our solutions depend extensively upon continued access to and receipt of data from external sources, including data received from clients, strategic partners and various government and public records repositories. In some cases, we compete with our data providers. Our data providers could stop providing data, provide untimely data or increase the costs for their data for a variety of reasons, including a perception that our systems are unsecure as a result of a data security incidents, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. For example, the ability of our data providers to process and analyze such data may be constrained by government mandates to work remotely. In 2021, following a 2020 ruling by the Court of Justice of the European Union in its Case 311/18 Data Protection Commission v Facebook Ireland and Maximillian Schrems (Schrems II), European regulators and the European Commission adopted prescriptive measures for assessing and demonstrating that all cross-border data transfers comply with the ruling. Additionally, in 2021, China adopted its own restrictions on cross-border data transfers under its new DSL and PIPL data compliance laws. Additional supplemental measures in China requiring prior authorization for certain data transfers as well as regulatory enforcement decisions and opinions were adopted in 2022. As a result of these developments and related regulatory decisions, we have become and may become subject to further increased restrictions or mandates on the collection, disclosure or use or transfer of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data or cannot be transferred out of the country where it has been collected. We may not be successful in maintaining our relationships with these external data source providers or be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we may not be able to obtain data from alternative sources if our current sources become unavailable. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our ability to provide solutions could be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, due to data transfer restrictions, existing and prospective clients may be reluctant to acquire or use data subject to these restrictions, which may impede our growth.

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

We are subject to various governmental regulations, laws and orders, including a 20-year consent order with the U.S. Federal Trade Commission (FTC) compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.

We are subject to various government regulations affecting our collection, processing, and sale of our data-driven solutions, such as the FTC Act and the CCPA, as amended by the CPRA, the Virginia Consumer Data Protection Act, as well as forthcoming laws in Colorado, Connecticut, and Utah in the United States, the GDPR and certain credit information laws and permits in the European Union, the Cyber Security Law, DSL, and PIPL in China and various other international, federal, state and local laws and regulations. See "Business—Regulatory Matters" for a description of select regulatory regimes to which we are subject. These laws and regulations, which generally are designed to protect information relating to individuals and small businesses, the data rights of individuals, and to prevent the unauthorized collection, access to and use of personal or confidential information available in the marketplace and prohibit certain deceptive and unfair acts, are complex and have tended to become more stringent over time. Further, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, several U.S. states have recently introduced and passed legislation to expand privacy rights, data protection requirements, and data security breach notification. New and amended data protection, privacy, credit, data security, and artificial intelligence legislation that may impact Dun & Bradstreet has also been proposed both in the U.S. and internationally. We already incur significant expenses in our attempt to ensure compliance with these laws.

As a result of the Bisnode acquisition we are subject to additional national data protection and credit laws as well as constitutional requirements that impose additional legal requirements and complexity related to data compliance obligations for the solutions we offer in those markets. There is pending GDPR-related litigation in Poland that may have an adverse impact on us.

On April 6, 2022, the U.S. Federal Trade Commission finalized approval of a Consent Order with us (the “FTC Order”) primarily relating to our business credit managing and monitoring products. The FTC Order requires that we undertake specific compliance practices, recordkeeping, monitoring and reporting during its term, which ends on April 6, 2042.

Some of the new U.S. state laws are intended to provide consumers (including sole proprietors) with greater transparency and control over their personal data as well as to provide additional obligations and duties for businesses. For example, the California Privacy Rights Act ("CPRA"), which amended the CCPA, became effective January 1, 2023, and expands upon the CCPA. Additionally, the Virginia Consumer Data Protection Act ("CDPA"), which also became effective on January 1, 2023 and additional laws in Colorado, Connecticut, and Utah, which become effective in the second half of 2023, are expected to affect our business. These laws place requirements on a broad scope of data sales, which are likely to affect our business. Additionally, the duties and obligations for data handling, time sensitive privacy rights management, assessments, contracts, and similar requirements are expected to create more operational burdens on our business. We anticipate that additional state and/or federal legislation in the U.S. will continue to be enacted, and that our operations will need to continue to evolve to accommodate unique considerations across jurisdictions.

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
•failure of data suppliers, third party processors, or clients to comply with laws or regulations, where mutual compliance is required;

•failure of our solutions to comply with current laws and regulations; and
•failure to adapt our solutions to changes in the regulatory environment in an efficient, cost-effective manner. This would include the failure to adapt modifications to existing solutions, or new solutions created internally or acquired through mergers, to existing or evolving legal requirements.

Changes in applicable legislation or regulations that restrict or dictate how we collect, maintain, combine and disseminate information could have a material adverse effect on our business, financial condition or results of operations. In the future, we may be subject to significant additional expense to ensure continued compliance with applicable laws and regulations and to investigate, defend or remedy actual or alleged violations. Moreover, our compliance with privacy and other data laws and regulations and our reputation depend in part on our clients’ and business partners’ adherence to such laws and regulations and their use of our solutions in ways consistent with client expectations and regulatory requirements. Businesses today are under intense scrutiny to comply with an ever-expanding and evolving set of data regulatory requirements, which can vary by geography and industry served. As such, performing adequate diligence on clients and suppliers can be cumbersome and dampen the pace of their business expansion or leave a business exposed to fines and penalties. Further, certain of the laws and regulations governing our business are subject to interpretation by judges, juries and administrative entities, creating substantial uncertainty for our business. We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business.

Current and future litigation, investigations or other actions against us could be costly and time consuming to defend.

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes, defamation claims by subjects of our reporting, employment claims made by our current or former employees and regulatory investigations or other proceedings by state and federal regulators. We responded to a second civil investigative demand from the U.S. Federal Trade Commission ("FTC") that we received in September 2019 in relation to an investigation by the FTC into potential violations of Section 5 of the FTC Act, primarily concerning our credit managing and monitoring products, such as CreditBuilder. On February 23, 2021, the FTC staff provided us with a draft complaint and consent order outlining its allegations and the forms of relief sought, and advised that it had been given authority to engage in consent negotiations. Following consent negotiations, on September 21, 2021, we agreed to enter into an Agreement Containing Consent Order subject to acceptance by the FTC. This and other regulatory investigations may result in the assessment of fines for violations of laws or regulations or settlements resulting in a variety of remedies. On January 13, 2022, the FTC announced the proposed Order subject to a public comment period for 30 days from publication in the Federal Register. On April 6, 2022, the U.S. Federal Trade Commission finalized approval of a Consent Order with us (the “FTC Order”) primarily relating to our business credit managing and monitoring products. See Note 9 "Contingencies" to the consolidated financial statements included in Item 8 of Part II of this Report.

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

Goodwill recorded on our balance sheet was $3,431.3 million, or approximately 36% of our total assets, as of December 31, 2022. We are required to test goodwill and any other intangible assets with an indefinite life for possible impairment on an annual basis and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and property, plant and equipment for impairment if there are indicators of a possible impairment.

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

We have a substantial amount of indebtedness, which requires significant interest and principal payments. As of December 31, 2022, we had $3,646.6 million in total indebtedness outstanding, consisting of borrowings from our revolving credit facility, term loan borrowings under our senior secured credit facilities ("Senior Secured Credit Facilities") and our senior secured and unsecured notes. In addition, subject to the limitations contained in the credit agreements governing our Senior Secured Credit Facilities and the indentures governing our unsecured notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our high level of debt could increase. This substantial amount of indebtedness could have important consequences to us, including the following:

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

Our borrowing costs can be affected by short- and long-term debt ratings assigned by independent ratings agencies that are based, in part, on the Company’s performance as measured by credit metrics such as leverage and interest coverage ratios. Any potential future downgrades could further increase our cost of borrowing and/or make it more difficult for us to obtain financing. In addition, increases in interest rates or volatility in U.S. and global financial markets could impact our access to, or increase the cost of, financing. Past disruptions in the U.S. and global credit and equity markets made it more difficult for many businesses to obtain financing on acceptable terms. These conditions tended to increase the cost of borrowing and if they recur, our cost of borrowing could increase and it may be more difficult to obtain financing for our operations or investments.

Risks Related to Our Company Structure

Certain of our executive officers and directors have or will have interests and positions that could present potential conflicts and demands on their time.

We are party to a variety of related party agreements and relationships with our Investor Consortium or their affiliates. Our Chief Executive Officer, Anthony M. Jabbour, served until May 16, 2022 as the Chairman and Chief Executive Officer of Black Knight, at which time he transitioned to the role of Executive Chairman of the board of Black Knight. In these roles, Mr. Jabbour may be required to devote a significant amount of time to Black Knight. Mr. Jabbour also serves as a member of the board of directors of Paysafe Limited. Three of our nine directors, including Messrs. Jabbour, Hagerty and Rao also serve on the board of directors of Black Knight. Mr. Foley serves as Chairman of the board of directors of Cannae and our director Richard N. Massey serves as Chief Executive Officer and a director of Cannae.

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

We have in place a code of conduct and ethics as well as a code of ethics for senior financial officers prescribing procedures for managing conflicts of interest. Our Chief Legal Officer and Audit Committee take responsibility for the review, approval or ratification of any potential conflicts of interest transactions involving our covered officers. Additionally, we expect that interested directors will abstain from decisions with respect to conflicts of interest as a matter of practice. However, there can be no assurance that such measures will be effective, that we will be able to resolve all potential conflicts or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with an unaffiliated third party. See Note 19 to the consolidated financial statements for more information related to our related party relationships and transactions.

Future sales of our common stock in the public market could cause the market price of our common stock to decrease significantly.

Sales of substantial amounts of our common stock in the public may cause the market price of our common stock to decrease significantly.

As of February 17, 2023, our Investor Consortium collectively held 40.5% of our voting power of our common stock. We have entered into a registration rights agreement with our Investor Consortium. Under the registration rights agreement, our Investor Consortium has the right to demand that we register shares of common stock held by them under the Securities Act as well as piggyback registration rights that we include any such shares of common stock in any registration statement that we file with the SEC, subject to certain exceptions. If the shares of common stock held by our Investor Consortium are registered for resale pursuant to the registration rights agreement, they will be freely tradeable when sold thereunder. In the event such registration rights are exercised and a large number of shares of our common stock are sold in the public market, such sales could reduce the trading price of our common stock.

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

Bilcar, THL, Cannae, Black Knight and CC Capital (or their applicable affiliates) collectively held 40.5% of the voting power of our common stock as of February 17, 2023. In connection with the IPO, this group entered into a letter agreement pursuant to which they (or their applicable affiliates) agreed to vote all of their shares as a group in all matters related to the election of directors, including to elect William P. Foley, II, Richard N. Massey, Thomas M. Hagerty, Ganesh B. Rao and Chinh E. Chu to our board of directors at each of the next shareholder meetings through the 2023 shareholder meeting at which such individuals are eligible for election. As a result, it is possible that the interests of the Investor Consortium may in some circumstances conflict with our interests and the interests of our other stockholders.

Our Investor Consortium can significantly influence our business and affairs and may have conflicts of interest with us in the future.

Our Investor Consortium collectively held 40.5% of the voting power of our common stock as of February 17, 2023. As a result, the members of the Investor Consortium have the ability to significantly influence any matter that requires the approval of stockholders, including the election of directors, mergers and takeover offers, regardless of whether others believe that approval of those matters is in our best interests.

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

A significant outbreak of contagious diseases in the human population, such as the COVID-19 global pandemic, could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could have an adverse effect on demand for our solutions and access to our data sources. Disruptions in the financial markets could limit the ability or willingness of our clients to extend credit to their customers or cause our clients to constrain budgets, which could adversely impact demand for our data and analytics solutions. Since the start of the COVID-19 global pandemic, the U.S. and other governments abroad have taken various protective measures, including enhanced screening, broad shelter-in-place orders and social distancing requirements, business closures, quarantine requirements and travel restrictions in connection with the COVID-19 global pandemic. In addition to governmental measures, companies, including Dun & Bradstreet, have imposed and may in the future impose, temporary precautionary measures intended to help minimize the risk of the virus to employees, customers and communities, including requiring that employees work remotely and restricting non-essential travel. Additionally, many businesses permanently reduced employee headcount and many others have permanently ceased operations as a result of the pandemic. Given the breadth of our data, the large number of countries the data is sourced from and system requirements necessary to process and analyze such data, many of our employees and employees of our partners have been and may continue to be limited or unable to effectively work remotely. Further, our employees travel frequently to maintain relationships with and sell our solutions to our clients. Mandates that employees work remotely, prolonged travel restrictions or general economic uncertainty could negatively impact our suppliers’ ability to provide us with data and services, our ability to acquire new customers and expand our offerings within existing customers, our ability to deliver or market our solutions and client demand for our solutions. The extent of the impact of the COVID-19 global pandemic on our operational and financial performance will depend on future developments, including the duration and spread of COVID-19 variants, related travel advisories, business closures and quarantine or social distancing restrictions, the speed of recovery, the impact of any resurgence of the pandemic due to new variants and impacts to the global markets, all of which are highly uncertain and cannot be predicted. Preventing the effects from and responding to this market disruption or any other public health threat, related or otherwise, could further impact demand for our solutions and could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success substantially depends on the continued service and performance of the members of our senior leadership team. These individuals possess business and technical capabilities that are difficult to replace. If we lose key members of our senior management operating team or are unable to effect smooth transitions from one executive to another as part of our succession plan, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Effective February 11, 2022, our Board of Directors designated 5335 Gate Parkway, Jacksonville, Florida 32256, a property we purchased on June 30, 2021, as our principal executive office. As of December 31, 2022, we lease space in 49 locations, including Center Valley, Pennsylvania, Florham Park, New Jersey, Austin, Texas, Paddington, England and Dublin, Ireland. These locations are geographically distributed worldwide to meet sales and operating needs.

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

On a regular basis we accrue reserves for these claims based on our historical experience and our ability to reasonably estimate and ascertain the probability of any liability. See Note 9 "Contingencies", to the consolidated financial statements included in Item 8 of Part II of this Report, which is incorporated by reference into this Part I, Item 3.

Environmental Matter

In March of 2011, we received a Request for Information from the Environmental Protection Agency ("EPA"), regarding our former printing facility located along the Gowanus Canal. The facility was operated by us as a printing plant between 1914 and 1966, at which time we sold it. In 2010, the adjacent Gowanus Canal was identified by the EPA as a Superfund site under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), to be cleaned and restored. On September 30, 2013, the EPA issued its Record of Decision. The EPA's cost demand to all contributors seeks recovery in two phases, the Remedial Design phase and the implementation of the Remedial Action phase. On March 24, 2014, the EPA issued a Unilateral Administrative Order ("UAO") to 27 potentially responsible parties ("PRPs"), including us, directing the PRPs to perform work at the Gowanus Canal Superfund Site. D&B denied liability, reserved rights and indicated that we will cooperate with the EPA and comply with the UAO. Following an allocation proceeding for the Remedial Design portion of the work, in which certain PRPs participated, the allocator issued an allocation decision on February 28, 2019, in which we were allocated a 0.407% share of the cost of remediation. On April 11, 2019, the EPA issued another UAO to D&B and other PRPs for certain work. D&B again denied liability, reserved rights and indicated that we will cooperate with the EPA and comply with the UAO. On January 28, 2020, EPA issued a UAO to six PRPs ordering completion of Remedial Action for the upper portions of the Canal. D&B was not included in the UAO. On November 16, 2020, EPA issued a news release increasing the estimated cost of the overall cleanup plan for the Gowanus Canal to be over $1.5 billion. However, EPA did not provide information to support this cost estimate. We have accrued total liabilities of approximately $5.6 million in connection with the remediation through December 31, 2022, but the total cost or range of costs associated with this matter, including potential future costs related to natural resource damages, cannot be determined at this time.

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
Holders of Record

As of February 17, 2023, the closing price of our common stock on the NYSE was $12.20 per share and we had 172 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividends
On February 9, 2023, a quarterly cash dividend was declared in the amount of $0.05 per share on our common stock. The dividend is payable on March 16, 2023 to shareholders of record as of March 2, 2023. We expect to continue the payment of quarterly cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.
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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index, the Russell 1000 Index and the S&P North American Technology Sector Index. Dun and Bradstreet has added the S&P North American Technology Sector Index to provide further relevant comparisons. The graph assumes $100 was invested at the market close on July 1, 2020, which was the first day our common stock began trading on the NYSE. Data for the S&P 500 Index, the Russell 1000 Index and the S&P North American Technology Sector Index assume reinvestment of dividends. The offering price of our common stock in our IPO, which had a closing stock price of $25.35 on July 1, 2020, was $22.00 per share. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

*$100 invested on July 1, 2020 in Dun & Bradstreet or each respective index, including reinvestment of dividends.
Data provided by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright© 1980-2022.
Copyright© Standard and Poor's, Inc. Used with permission. All rights reserved.
Copyright© Russell Investments. Used with permission. All rights reserved.

	07/01/2020	12/31/2020	06/30/2021	12/31/2021	06/30/2022	12/31/2022
Dun & Bradstreet Holdings, Inc.	$100	$98	$84	$81	$59	$49
S&P 500 Index	$100	$122	$140	$156	$125	$128
Russell 1000 Index	$100	$124	$142	$157	$124	$127
S&P North American Technology Sector	$100	$124	$144	$157	$107	$102

Item 6. [Reserved]

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
We leverage these differentiated capabilities to serve a broad set of clients across multiple industries and geographies. As of December 31, 2022, we have a global client base of more than 240,000, including some of the largest companies in the world. Covering nearly all industry verticals, including financial services, technology, communications, government, retail, transportation and manufacturing, our data and analytics support a wide range of use cases. In terms of our geographic footprint, we have an industry-leading presence in North America, a growing presence in the United Kingdom and Ireland ("UK"), Nordics (Sweden, Norway, Denmark and Finland), DACH (Germany, Austria and Switzerland) and CE (Central and Eastern Europe) regions ("Europe"), Greater China and India through our majority or wholly-owned subsidiaries and a broader global presence through our Worldwide Network alliances ("WWN alliances").

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
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the UK, Europe, Greater China, India and indirectly through our WWN alliances.
Factors Affecting our Results of Operations

Economic Conditions

Our business is impacted by general economic conditions and exposed to global market volatility and uncertainties, such as inflation, rising interest rates and foreign currency fluctuation. Since the start of 2022, the U.S. dollar has gained significantly due to macro drivers. Approximately 30% of our revenues are generated from non-U.S. markets. A strengthening U.S. dollar against certain currencies of markets where we operate, in particular, the Euro, British Pound and SEK, has negatively impacted our U.S. dollar reported revenue in 2022. See further discussion within the revenue section of MD&A. Inflation has been widespread globally in 2022 as central banks across the world raised interest rates significantly in an effort to tame inflation. The condition is expected to continue in 2023, although at a slower speed. The ongoing inflationary environment could negatively impact our clients' business performance due to slowing customer spending, and consequently lower demand for our Sales & Marketing solutions.

In addition, in a challenging macroeconomic environment, the probability of businesses, including the businesses of our clients, becoming insolvent increases. Disruptions in the financial markets could limit the ability or willingness of our clients to extend credit to their customers or cause our clients to constrain budgets, which could adversely impact demand for our data and analytics solutions.

We are also exposed to macroeconomic pressure as a result of geopolitical conflicts and the lingering COVID-19 pandemic. In our continued response to the COVID-19 pandemic, we implemented operational changes to ensure the safety of our workforce and to ensure that we continue to serve our clients. We have adopted a distributed workforce model which has been successful and has not significantly affected our operations.

Our exposure as a result of the Russia/Ukraine conflicts and the sanctions imposed by global governments on Russia, is limited to our relationship with the WWN alliance in the region, which is immaterial. However, an escalation of the conflict or expansion of sanctions could further disrupt global supply chains, broaden inflationary costs, and have a material adverse effect on our customers, vendors and financial markets.

Regulatory Requirements

In recent years, there has been an increased legislative and regulatory focus on data privacy practices. As a result, federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the California Consumer Privacy Act of 2018 ("CCPA") and the California Privacy Rights Act ("CPRA") and similar laws in other U.S. states, such as Colorado, Connecticut, Utah, and Virginia. These laws apply to certain businesses that collect personal information from residents in those states, and bestow broad data subject rights on individuals similar to data subject rights under GDPR and other laws in Europe. We are also subject to data protection and privacy laws and regulations in countries outside of the U.S. where we conduct business, including recently adopted and amended laws in Europe, Canada, and China. See "Business—Regulatory Matters" in Item 1.

Recent Developments

The following developments impact the year-over-year comparability of our results of operations, balance sheet and cash flows:
Accounts Receivable Facility

In September 2022, the Company entered into a three-year revolving securitization facility agreement to transfer trade receivables of one of our U.S. subsidiaries through our bankruptcy-remote subsidiary to a third party financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. The facility initially had monthly drawing limits ranging from $160 million to $215 million, and was subsequently modified to $170 million to $215 million in December 2022. During the year ended December 31, 2022, the Company received a net cash benefit of $183.1 million related to the facility. See Note 7 to the consolidated financial statements for further discussion.
Purchase of Non-Controlling Equity Interest
On November 1, 2022, we purchased the non-controlling equity interest (“NCI”) of our China operations from a third-party entity for RMB 815.4 million, of which RMB 169.1 million, or $23.2 million was paid in November 2022. The remaining balance of approximately $94 million is expected to be paid within one year and is reported within “Other accrued and current liabilities” as of December 31, 2022. The transaction was accounted for as an equity transaction among shareholders, and accordingly, no gain or loss was recognized in consolidated net income or comprehensive income. See Note 17 to the consolidated financial statements for detailed discussion.
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

Debt Refinancing

On January 18, 2022, we amended our credit agreement dated February 8, 2019, specifically related to the Term Loan Facility, to establish Incremental Term Loans in an aggregate principal amount of $460 million. We used the proceeds of such Incremental Term Loans to redeem our outstanding $420 million in aggregate principal amount of our 6.875% Senior Secured Notes due 2026 and pay related fees, costs, premiums and expenses. See Note 6 to the consolidated financial statements for further discussion.

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
Real Estate Acquisition
On June 30, 2021, we completed the purchase of an office building in Jacksonville, Florida for our new global headquarters, with a purchase price of $76.6 million, paid in cash. The relocation of the headquarters is part of our strategic investment.

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
The expected long-term rate of return on the plan assets that is utilized in determining pension expense is derived based on target asset allocation as well as expected returns on asset categories of plan investments. For the U.S. Qualified Plan, our most significant pension obligation, the long-term rate of return assumption was 5.50%, 6.00% and 6.50% for 2022, 2021 and 2020, respectively. For 2023, we will use a long-term rate of return of 5.40%. The 5.40% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2022, the U.S. Qualified Plan was 42% invested in return-seeking assets and 58% invested in liability-hedging assets.
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
Mortality assumptions are used to estimate life expectancy of plan participants, determining projected pension obligations and the period over which retirement plan benefits are expected to be paid. For our U.S. plans mortality assumptions, we used PRI 2012 mortality table (“PRI-2012”) at December 31, 2022 and 2021, together with mortality improvement projection scales MP-2021. The mortality improvement projection scale for the December 31, 2022 remeasurement was adjusted for COVID-19 factors, which resulted in a reduction of the projected benefit obligations for the U.S. plan of approximately $10 million. At December 31, 2021, the adoption of the updated mortality improvement scale MP-2021 resulted in a reduction of the projected benefit obligations for the U.S. plans of approximately $5 million.
Changes in the above key assumptions for our global pension plans would have the following effects to our pension obligations at December 31, 2022 (In millions):

	Long-Term Rate of Return		Discount Rate
	25 Basis Points		25 Basis Points
	Increase	Decrease	Increase	Decrease
Increase (decrease) in pension cost	$(3.6)	$3.6	$0.7	$(1.3)
Increase (decrease) in pension obligation	$—	$—	$(33.9)	$35.4

We believe that the assumptions used are appropriate, though changes in these assumptions would affect our pension and other postretirement obligations and benefit costs.
See Note 11 to the consolidated financial statements for more information regarding costs of, and assumptions for, our pension and postretirement benefit obligations and costs.

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
Goodwill
As of December 31, 2022 and 2021, our consolidated balance sheet included goodwill of $3,431.3 million and $3,493.3 million, respectively. We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment which is a business and for which discrete financial information is available and reviewed by a segment manager. Our reporting units are Finance & Risk and Sales & Marketing within the North America segment, and the U.K., Europe, Greater China, India and our WWN alliances within the International segment.
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
For quantitative goodwill impairment test, we determine the fair value of our reporting units based on the market approach and also in certain instances using the income approach to further validate our results. Under the market approach, we estimate the fair value based on market multiples of current year earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted as necessary for non-recurring items, for each individual reporting unit. We use judgment in identifying the relevant comparable company market multiples (i.e., recent divestitures or acquisitions, facts and circumstances surrounding the market, dominance, growth rate, etc.). For the income approach, we use the discounted cash flow method to estimate the fair value of a reporting unit. The projected cash flows are based on management’s most recent view of the long-term outlook for each reporting unit. Factors specific to each reporting unit could include revenue growth, profit margins, terminal value, capital expenditure projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. When applicable, as a reasonableness check, we reconcile the estimated fair values derived in the valuations for the total Company based on the individual reporting units to our total enterprise value (calculated by multiplying the closing price of our common stock by the number of shares outstanding at that time, adjusted for the value of our debt).
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
For 2022, 2021 and 2020, we performed qualitative tests for each of our reporting units and the results of our tests indicated that it was not more likely than not that the goodwill in any reporting unit was impaired.
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
Our indefinite-lived intangible assets primarily include Dun & Bradstreet trade name which was recognized in connection with the Take-Private Transaction. As a result of the impairment tests performed using quantitative approach, no impairment charges for indefinite-lived intangible assets have been recognized for the years ended December 31, 2022, 2021 and 2020.
Fair Value Measurements
Assets and liabilities are subject to fair value measurements in certain circumstances, including purchase accounting applied to assets and liabilities acquired in a business combination and long-lived assets that are written down to fair value when they are impaired. We use the acquisition method of accounting for all business combinations. This method requires us to allocate the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including intangible assets and technology acquired. The excess of the purchase consideration over the fair value of assets acquired and liabilities assumed is recorded as goodwill. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. The determination of fair value often requires us to make significant estimates and assumptions such as determining an appropriate discount rate that factors in both risk and liquidity premiums, identifying the similarities and differences in market transactions, weighting those differences accordingly and then making the appropriate adjustments to those market transactions to reflect the risks specific to the asset or liability being valued. Other significant assumptions include projecting our future cash flows related to revenues and expenses based on our business plans and outlook which can be significantly impacted by our future growth opportunities, general market environment and geographic sentiment. We may use third-party valuation consultants to assist in the determination of such estimates. See Notes 11, 12, 14 and 16 to the consolidated financial statements for further information on fair value measurements and acquisitions.

Income Taxes
As of December 31, 2022 and 2021, our consolidated balance sheet included non-current deferred tax liabilities of $1,023.7 million and $1,207.2 million, respectively. We are subject to income taxes in the United States and many foreign jurisdictions. In determining our consolidated provision for income taxes for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the determination of the recoverability of certain deferred tax assets and the calculation of certain tax liabilities, which arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating losses.
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

• We generate our Sales & Marketing solutions revenue by providing sophisticated analytics and solutions to help our clients increase revenue from new and existing businesses, enabling B2B sales and marketing professionals to accelerate sales, enhance go-to-market activity, engage clients in a meaningful way, close business faster and improve efficiency in advertising campaigns.

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
Depreciation and Amortization
Depreciation and amortization expenses consist of depreciation related to investments in property, plant and equipment, as well as amortization of purchased and developed software and other intangible assets, principally database and client relationships recognized in connection with the Take-Private Transaction in February 2019 and acquisitions, primarily the Bisnode acquisition completed on January 8, 2021.
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

Organic Revenue

We define organic revenue as adjusted revenue before the effect of foreign exchange excluding revenue from acquired businesses for the first twelve months. In addition, organic revenue excludes current and prior year revenue associated with divested businesses. We believe the organic measure provides investors and analysts with useful supplemental information regarding the Company’s underlying revenue trends by excluding the impact of acquisitions and divestitures. Revenue from acquired businesses is primarily related to the acquisitions of Eyeota Holdings Pte Ltd ("Eyeota") and NetWise Data, LLC ("NetWise") in the fourth quarter of 2021. See Note 16 to the consolidated financial statements included within this Form 10-K. Revenue from divested businesses is related to the business-to-consumer business in Germany that was sold during the second quarter of 2022.

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
•transition costs primarily consisting of non-recurring expenses associated with transformational and integration activities, as well as incentive expenses associated with our synergy program; and

•other adjustments primarily related to non-cash charges and gains, including impairment charges and adjustments as the result of the application of purchase accounting mainly related to the deferred commission cost amortization associated with the Take-Private Transaction and revenue adjustment associated with the Bisnode acquisition. In addition, other adjustments also include non-recurring charges such as legal expense associated with significant legal and regulatory matters.
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
•merger, acquisition and divestiture-related non-operating costs;
•debt refinancing and extinguishment costs;
•non-recurring pension charges;
•other adjustments primarily related to non-cash charges and gains, including impairment charges and adjustments as the result of the application of purchase accounting mainly related to the deferred commission cost amortization associated with the Take-Private Transaction and revenue adjustment associated with the Bisnode acquisition. In addition, other adjustments also include non-recurring charges such as legal expense associated with significant legal and regulatory matters.
•tax effect of the non-GAAP adjustments; and
•other tax effect adjustments related to the tax impact of statutory tax rate changes on deferred taxes, the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and other discrete items.

Adjusted Net Earnings Per Diluted Share
We calculate adjusted net earnings per diluted share by dividing adjusted net income (loss) by the weighted average number of common shares outstanding for the period plus the dilutive effect of common shares potentially issuable in connection with awards outstanding under our stock incentive plan.

Results of Operations
This section of this Form 10-K generally discusses year ended December 31, 2022 and 2021 financial results and year-over-year comparisons between these years. Discussions related to the year ended December 31, 2020 financial results and year-over-year comparisons between the years ended December 31, 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

GAAP Results
The following table sets forth our historical results of operations for the periods indicated below (In millions):

	Year Ended December 31,
	2022	2021
Revenue	$2,224.6	$2,165.6
Cost of services (exclusive of depreciation and amortization)	721.4	664.3
Selling and administrative expenses	745.6	714.7
Depreciation and amortization	587.2	615.9
Restructuring charge	20.5	25.1
Operating costs	2,074.7	2,020.0
Operating income (loss)	149.9	145.6
Interest income	2.2	0.7
Interest expense	(193.2)	(206.4)
Other income (expense) - net	13.9	14.9
Non-operating income (expense) - net	(177.1)	(190.8)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(27.2)	(45.2)
Less: provision (benefit) provision for income taxes	(28.8)	23.4
Equity in net income of affiliates	2.5	2.7
Net income (loss)	4.1	(65.9)
Less: net (income) loss attributable to the non-controlling interest	(6.4)	(5.8)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(2.3)	$(71.7)

Net income (loss) margin (1)	(0.1)%	(3.3)%
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

The table below sets forth our key performance measures for the periods indicated (In millions, except per share data):

	Year Ended December 31,
	2022	2021
Non - GAAP Financial Measures
Adjusted revenue (a)	$2,224.6	$2,170.2
Organic revenue (a)	$2,242.6	$2,166.4
Adjusted EBITDA (a)	$863.5	$847.1
Adjusted EBITDA margin (a)	38.8%	39.0%
Adjusted net income (a)	$472.4	$471.1
Adjusted earnings per share (a)	$1.10	$1.10

(a) Including impact of deferred revenue purchase accounting adjustments	$—	$(0.2)

Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (In millions, except per share data):

	Year Ended December 31,
	2022	2021
GAAP revenue	$2,224.6	$2,165.6
Revenue adjustment due to the Bisnode acquisition close timing	—	4.6
Adjusted revenue (a)	2,224.6	2,170.2
Foreign currency impact	69.5	3.1
Adjusted revenue before the effect of foreign currency	$2,294.1	$2,173.3
Net revenue from acquisition and divestiture - before the effect of foreign currency	(51.5)	(6.9)
Organic revenue - before the effect of foreign currency (a)	$2,242.6	$2,166.4

North America	$1,587.1	$1,499.4
International	637.5	671.0
Segment revenue	2,224.6	2,170.4
Corporate and other	—	(0.2)
Foreign currency impact	69.5	3.1
Adjusted revenue before the effect of foreign currency	$2,294.1	$2,173.3
Net revenue from acquisition and divestiture - before the effect of foreign currency	(51.5)	(6.9)
Organic revenue - before the effect of foreign currency (a)	$2,242.6	$2,166.4

(a) Including impact of deferred revenue purchase accounting adjustments	$—	$(0.2)

	Year Ended December 31,
	2022	2021
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(2.3)	$(71.7)
Depreciation and amortization	587.2	615.9
Interest expense - net	191.0	205.7
(Benefit) provision for income tax - net	(28.8)	23.4
EBITDA	747.1	773.3
Other income (expense) - net	(13.9)	(14.9)
Equity in net income of affiliates	(2.5)	(2.7)
Net income (loss) attributable to non-controlling interest	6.4	5.8
Equity-based compensation	66.0	33.3
Restructuring charges	20.5	25.1
Merger and acquisition-related operating costs	23.4	14.1
Transition costs	24.4	11.6
Other adjustments (1)	(7.9)	1.5
Adjusted EBITDA	$863.5	$847.1

North America	$718.0	$715.3
International	202.2	194.1
Corporate and other (a)	(56.7)	(62.3)
Adjusted EBITDA (a)	$863.5	$847.1

(a) Including impact of deferred revenue purchase accounting adjustments	$—	$(0.2)

(1) Adjustments for 2022, 2021 and 2020 were primarily related to non-cash purchase accounting adjustments for deferred commission costs associated with the Take-Private Transaction and non-recurring legal reserve adjustments related to the FTC matter in 2022 and 2021 and an environmental matter in 2020.

	Year Ended December 31,
	2022	2021
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(2.3)	$(71.7)
Incremental amortization of intangible assets resulting from the application of purchase accounting	494.0	535.7
Equity-based compensation	66.0	33.3
Restructuring charges	20.5	25.1
Merger and acquisition-related operating costs	23.4	14.1
Transition costs	24.4	11.6
Merger and acquisition-related non-operating (gain) costs	3.7	2.2
Debt refinancing and extinguishment costs	24.3	43.0
Non-recurring pension charges	2.1	—
Other adjustments (1)	(7.9)	1.5
Tax impact of non-GAAP adjustments	(156.1)	(165.2)
Other tax effect adjustments	(19.7)	41.5
Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (a)	$472.4	$471.1
Adjusted diluted earnings (loss) per share of common stock	$1.10	$1.10
Weighted average number of shares outstanding - diluted	430.0	429.8

(a) Including impact of deferred revenue purchase accounting adjustments	$—	$(0.2)
(1) Adjustments for 2022, 2021 and 2020 were primarily related to non-cash purchase accounting adjustments for deferred commission assets associated with the Take-Private Transaction and non-recurring legal reserve adjustments related to the FTC matter in 2022 and 2021 and an environmental matter in 2020.

Revenue

Year Ended December 31, 2022 versus Year Ended December 31, 2021

Total revenue was $2,224.6 million for the year ended December 31, 2022, compared to $2,165.6 million for the year ended December 31, 2021, an increase of $59.0 million, or 2.7% (5.8% before the effect of foreign exchange). Adjusted revenue increased $54.4 million, or 2.5% (5.6% before the effect of foreign exchange) for the year ended December 31, 2022, compared to the prior year, attributable to growth in the underlying business and the impact of the acquisitions and the divestiture of our business-to-consumer business in Germany, partially offset by the negative impact of foreign exchange.

Excluding the impact of the acquisitions and the divestiture of $44.6 million and the negative impact of foreign exchange of $66.4 million, total organic revenue increased $76.2 million, or 3.5%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily reflecting growth across both of our segments. The changes in revenue are discussed further in the segment level discussion below.

Revenue by segment was as follows (In millions):

	Year Ended December 31,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
North America:
Finance & Risk	$866.9	$834.7	$32.2	3.9%
Sales & Marketing	720.2	664.7	55.5	8.3%
Total North America	$1,587.1	$1,499.4	$87.7	5.8%
International:
Finance & Risk	$419.1	$430.3	$(11.2)	(2.6)%
Sales & Marketing	218.4	240.7	(22.3)	(9.2)%
Total International	$637.5	$671.0	$(33.5)	(5.0)%
Corporate and other:
Finance & Risk	$—	$(2.2)	$2.2	**
Sales & Marketing	—	(2.6)	2.6	**
Total Corporate and other	$—	$(4.8)	$4.8	**
Total Revenue:
Finance & Risk	$1,286.0	$1,262.8	$23.2	1.8%
Sales & Marketing	938.6	902.8	35.8	4.0%
Total Revenue	$2,224.6	$2,165.6	$59.0	2.7%
** Not Meaningful

North America Segment
For the year ended December 31, 2022, North America revenue increased $87.7 million, or 5.8% (6.0% before the effect of foreign exchange), compared to the year ended December 31, 2021. Excluding the negative impact of foreign exchange of $1.6 million and the impact of acquisitions which contributed revenue of $49.4 million, North America organic revenue increased $39.9 million, or 2.7%. See further discussion below on revenue by solutions.
Finance & Risk
For the year ended December 31, 2022, North America Finance & Risk revenue increased $32.2 million, or 3.9% (4.0% before the effect of foreign exchange), compared to the year ended December 31, 2021. Excluding the negative impact of foreign exchange of $1.0 million, revenue increased $33.2 million, or 4.0%, primarily due to a net increase in revenue across our Finance solutions and Risk solutions of approximately $67 million, principally attributable to new business and higher customer spend in our Third Party Risk and Supply Chain Risk Management solutions, partially offset by lower revenue from the government sector of approximately $29 million.

Sales & Marketing
For the year ended December 31, 2022, North America Sales & Marketing revenue increased $55.5 million, or 8.3% (8.4% before the effect of foreign exchange), compared to the year ended December 31, 2021. Excluding the negative impact of foreign exchange of $0.6 million, revenue increased $56.1 million, or 8.4%, primarily driven by the impact of the acquisitions of Eyeota and NetWise, which contributed revenue of approximately $47 million.

International Segment
For the year ended December 31, 2022, International revenue decreased $33.5 million, or 5.0% (4.6% increase before the effect of foreign exchange) compared to the year ended December 31, 2021. Excluding the negative impact of foreign exchange of $64.8 million and the impact of the divestiture of our business-to-consumer business in Germany of $4.8 million, International organic revenue increased $36.1 million, or 5.4%. See further discussion below on revenue by solutions.

Finance & Risk
For the year ended December 31, 2022, International Finance & Risk revenue decreased $11.2 million, or 2.6% (6.2% increase before the effect of foreign exchange) compared to the year ended December 31, 2021. Excluding the negative impact of foreign exchange of $38.0 million, revenue increased $26.8 million, or 6.2%, attributable to growth across all markets, including higher revenue of approximately $11 million from Europe driven by greater API solution sales, higher revenue of approximately $8 million from our Asia market primarily attributable to greater API solution sales and local market offerings, higher revenue of approximately $5 million from WWN alliances due to higher cross border data fees and product royalties, and higher revenue of approximately $3 million from our U.K. market, mainly attributable to growth in Finance Analytics.

Sales and Marketing
For the year ended December 31, 2022, International Sales & Marketing revenue decreased $22.3 million, or 9.2% (1.9% increase before the effect of foreign exchange) compared to the year ended December 31, 2021. Excluding the negative impact of foreign exchange of $26.8 million and the impact of the divestiture of $4.8 million, International organic revenue increased $9.3 million, or 3.9%, primarily as a result of growth of approximately $7 million from our U.K. market driven by higher data sales, increased revenue of approximately $3 million from WWN product royalties, and increased API solution sales of approximately $2 million in Europe.

Consolidated Operating Costs

Consolidated operating costs were as follows (In millions):

	Year Ended December 31,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Cost of services (exclusive of depreciation and amortization)	$721.4	$664.3	$57.1	8.6%
Selling and administrative expenses	745.6	714.7	30.9	4.3%
Depreciation and amortization	587.2	615.9	(28.7)	(4.7)%
Restructuring charges	20.5	25.1	(4.6)	(18.1)%
Operating costs	$2,074.7	$2,020.0	$54.7	2.7%
Operating income (loss)	$149.9	$145.6	$4.3	2.9%

Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) increased $57.1 million, or 8.6%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to increased costs of $33.0 million from the acquisitions of Eyeota and NetWise which closed in the fourth quarter of 2021. Excluding the impact of the acquisitions, cost of services increased $24.1 million, or 3.6% for the year ended December 31, 2022, compared to the prior year, primarily due to higher data and data processing costs of approximately $56 million, partially offset by lower net personnel costs of approximately $31 million. Total cost of services was favorably impacted by foreign exchange of approximately $28 million for the year ended December 31, 2022, compared to the prior year.

Selling and Administrative Expenses
    Selling and administrative expenses increased $30.9 million, or 4.3%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to increased costs of $11.9 million from the acquisitions of Eyeota and NetWise. Excluding the impact of the acquisitions, selling and administrative expenses increased $18.9 million, or 2.6% due to higher net personnel costs of approximately $47 million driven by retention costs and equity-based compensation, partially offset by lower costs of approximately $29 million primarily attributable to lower legal costs related to an accrual for a legal matter in the prior year and lower office facility costs. Total selling and administrative expenses were favorably impacted by foreign exchange of approximately $25 million for the year ended December 31, 2022, compared to the prior year period.

Depreciation and Amortization
Depreciation and amortization decreased $28.7 million, or 4.7%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the impact of foreign exchange and lower amortization due to the accelerated amortization method applied to intangible assets recognized associated with the Take-Private Transaction and the Bisnode acquisition, partially offset by additional expense associated with the acquisitions of Eyeota and NetWise.

Restructuring Charges
Restructuring charges decreased $4.6 million, or 18.1%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to higher exit costs in the prior year related to initiatives in our International businesses to improve operational performance and profitability, partially offset by charges associated with our North America initiatives in the current year.

Operating Income (Loss)

Consolidated operating income was $149.9 million for the year ended December 31, 2022, an improvement of $4.3 million, or 2.9%, compared to the year ended December 31, 2021. The increase in operating income was driven by higher revenue of $59.0 million, lower depreciation and amortization expense of $28.7 million and lower restructuring charges of $4.6 million, partially offset by higher business costs largely attributable to the data and data processing costs and also as a result of acquisitions of Eyeota and NetWise in November 2021. Excluding the impact of the acquisitions, operating income was $153.1 million, an improvement of $7.5 million, or 5.1%

Adjusted EBITDA and adjusted EBITDA margin by segment were as follows (In millions):

	Year Ended December 31,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
North America:
Adjusted EBITDA	$718.0	$715.3	$2.7	0.4%
Adjusted EBITDA margin	45.2%	47.7%		(250)	bps
International:
Adjusted EBITDA	$202.2	$194.1	$8.1	4.2%
Adjusted EBITDA margin	31.7%	28.9%		280	bps
Corporate and other:
Adjusted EBITDA	$(56.7)	$(62.3)	$5.6	9.1%
Consolidated total:
Adjusted EBITDA	$863.5	$847.1	$16.4	1.9%
Adjusted EBITDA margin	38.8%	39.0%		(20)	bps
Net income (loss) margin	(0.1)%	(3.3)%		320	bps

Consolidated net loss margin was 0.1% and 3.3% for the years ended December 31, 2022 and 2021, respectively, an improvement of 320 basis points. Consolidated adjusted EBITDA was $863.5 million for the year ended December 31, 2022, compared to $847.1 million for the year ended December 31, 2021, an increase of $16.4 million, or 1.9%. Higher adjusted EBITDA for the year ended December 31, 2022 compared to the prior year was primarily due to revenue growth from the underlying business and the impact of the acquisitions, partially offset by investments leading to higher data and data processing costs and the impact of foreign exchange resulting from a strengthening U.S. dollar. Consolidated adjusted EBITDA was negatively impacted by foreign exchange of approximately $15 million for the year ended December 31, 2022. Consolidated adjusted EBITDA margin was 38.8% for the year ended December 31, 2022, compared to 39.0% for the prior year period, a decrease of 20 basis points. Excluding the impact of the acquisitions, consolidated adjusted EBITDA margin was 39.5% for the year ended December 31, 2022, an improvement of 30 basis points compared to the prior year.
North America Segment

North America adjusted EBITDA was $718.0 million for the year ended December 31, 2022, compared to $715.3 million for the year ended December 31, 2021, an increase of $2.7 million, or 0.4%. The increase in adjusted EBITDA was primarily due to higher revenue driven by growth from the underlying business and the impact of the acquisitions, partially offset by investments leading to higher data and data processing costs. Adjusted EBITDA margin was 45.2% for the year ended December 31, 2022, compared to 47.7% for the prior year period, a decrease of 250 basis points. Excluding the impact of the acquisitions, adjusted EBITDA margin was 46.5% for the year ended December 31, 2022.
International Segment
International adjusted EBITDA was $202.2 million for the year ended December 31, 2022, compared to $194.1 million for the year ended December 31, 2021, an increase of $8.1 million, or 4.2%. The improvement in adjusted EBITDA was primarily due to revenue growth from the underlying business, partially offset by foreign exchange loss resulting from a strengthening U.S. dollar. Adjusted EBITDA margin was 31.7% for the year ended December 31, 2022, compared to 28.9% for the prior year, an improvement of 280 basis points.
Corporate and Other
Corporate adjusted EBITDA was a loss $56.7 million for the year ended December 31, 2022, compared to a loss of $62.3 million for the year ended December 31, 2021, an improvement of $5.6 million, or 9.1%. The improvement in adjusted EBITDA was primarily attributable to lower personnel costs.
Interest Income (Expense) — Net
Interest income (expense) – net was as follows (In millions):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Interest income	$2.2	$0.7	$1.5	205.9%
Interest expense	(193.2)	(206.4)	13.2	6.4%
Interest income (expense) – net	$(191.0)	$(205.7)	$14.7	7.1%

Interest income increased $1.5 million for the year ended December 31, 2022 compared to the prior year. The increase was primarily attributable to higher interest rates.

Interest expense decreased $13.2 million for the year ended December 31, 2022, compared to the prior year. The decrease was primarily due to lower interest rates as a result of debt refinancing and lower expense associated with the write off of debt issuance costs and discount in the current year in connection with the early redemption of the 6.875% Senior Secured Notes, compared to the prior year related to the repayment of the 10.250% Senior Unsecured Notes. See Note 6 to the consolidated financial statements for further discussion.
Other Income (Expense) — Net
Other income (expense) - net was as follows (In millions):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Non-operating pension income (expense)	$42.2	$53.7	$(11.5)	(21)%
Debt redemption premium	(16.3)	(29.5)	13.2	45%
Miscellaneous other income (expense) – net	(12.0)	(9.3)	(2.7)	(29)%
Other income (expense) – net	$13.9	$14.9	$(1.0)	(6)%

Non-operating pension income (expense) was an income of $42.2 million for the year ended December 31, 2022, compared to an income of $53.7 million for the year ended December 31, 2021, a decrease of $11.5 million, primarily due to higher interest costs in the current year.

Early debt redemption premium was related to the early redemption of the 6.875% Senior Secured Notes in January 2022 and the 10.250% Senior Unsecured Notes in December 2021. See Note 6 to the consolidated financial statements for further discussion.
The change in miscellaneous other income (expense) - net of $2.7 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to fees associated with our accounts receivable securitization facility initiated in September 2022.
Provision for Income Taxes

Effective tax rate for the year ended December 31, 2020	49.6%
Impact of uncertain tax positions	1.5
Impact of income earned in non-U.S. jurisdictions (1)	19.6
Impact of non-deductible charges	(12.7)
Impact of non-deductible change in fair value of make-whole derivative liability for the Series A Preferred Stock	3.0
Impact of tax credits and deductions (2)	23.7
Impact of GILTI Inclusion (2)	(43.4)
Impact of change in state tax (3)	(63.7)
Impact of valuation allowance	(2.7)
Impact of CARES Act	(25.5)
Other	(1.2)
Effective tax rate for the year ended December 31, 2021	(51.8)%
Impact of uncertain tax positions	(4.3)
Impact of income earned in non-U.S. jurisdictions (1)	42.5
Impact of non-deductible charges (4)	(30.5)
Impact of tax credits and deductions	2.2
Impact of GILTI Inclusion	(29.3)
Impact of change in state tax (3)	181.1
Impact of valuation allowance	0.5
Other	(4.4)
Effective tax rate for the year ended December 31, 2022	106.0%
(1)Primarily due to higher pre-tax income from our non-U.S. jurisdictions which have lower statutory tax rates.
(2)Primarily due to the impact of lower consolidated pre-tax loss for the year ended December 31, 2021 compared to the year ended December 31, 2020.
(3)Primarily related to the impact of state apportionment changes in 2022 and higher state tax in the state of Florida in 2021.
(4)Primarily attributable to non-deductible equity-based compensation.

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $2.3 million for the year ended December 31, 2022, compared to a net loss of $71.7 million for the year ended December 31, 2021. The improvement of $69.4 million for the year ended December 31, 2022, compared to the prior year, was primarily due to:

•improvement in operating income (loss) of $4.3 million in the current year largely due to higher revenue from our underlying businesses, the impact of acquisitions that closed in 2021, lower depreciation and amortization expense, partially offset by higher business costs largely attributable to higher investment in data and data processing costs.

•lower interest expense of $13.2 million in the current year; and

•Higher tax benefit of $52.2 million in the current year

Adjusted Net Income and Adjusted Diluted Earnings Per Share
Adjusted net income was $472.4 million for the year ended December 31, 2022 compared to $471.1 million for the year ended December 31, 2021, an increase of $1.3 million, or 0.3%. Adjusted net earnings per share was $1.10 in both the year ended December 31, 2022 and 2021. The increase in adjusted net income was primarily driven by revenue growth from the underlying business and lower interest expense, partially offset by investments leading to higher data and data processing costs and higher depreciation and amortization expense.

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
We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs for at least the next twelve months, including interest payments, contractual obligations, capital expenditures, dividend payments, tax liabilities and restructuring charges. We continue to generate substantial cash from ongoing operating activities and manage our capital structure to meet short- and long-term objectives including investing in existing businesses and strategic acquisitions. In addition, we have the ability to use the short-term borrowings from the Revolving Facility to supplement the seasonality in the timing of receipts in order to fund our working capital needs.
Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. Our access to the capital markets can be impacted by factors outside of our control, including rising inflation and interest rates, the ongoing Russia/Ukraine conflict and the impact of COVID-19. Currently, while we do not expect the impact of rising inflation and interest rates, COVID-19 and the Russia/Ukraine conflict to affect our ability to fund our operating needs for the foreseeable future, the ultimate impact will be difficult to predict, and depends on, among many factors, the duration of inflation, the current Russia/Ukraine conflict, government mandates or guidance regarding COVID-19 restrictions, the expansion of sanctions and their effects on global market conditions and on our clients and vendors, which continue to be uncertain at this time and cannot be predicted. In addition, we actively manage the impact of rising interest rates by reducing debt and entering into interest rate swaps and cross-currency swaps.

Cash Flow
As of December 31, 2022, we had cash and cash equivalents of $208.4 million, of which $205.7 million was held by our foreign operations. We utilize a variety of planning strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Subsequent to the enactment of the Tax Cuts and Jobs Act ("2017 Act"), a significant portion of the cash and cash equivalents held by our foreign subsidiaries are no longer subject to U.S. income tax upon repatriation to the United States. However, a portion of our cash held by our foreign operations is still subject to foreign income tax or withholding tax upon repatriation. As a result, we intend to reinvest indefinitely all earnings post 2017 from our China and India subsidiaries. Cash held in our China and India operations totaled $40.3 million as of December 31, 2022.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the periods presented (In millions):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$537.1	$503.7
Net cash provided by (used in) investing activities	(210.5)	(1,078.7)
Net cash provided by (used in) financing activities	(281.1)	400.1
Total cash provided during the period before the effect of exchange rate changes	$45.5	$(174.9)

Cash Provided by (Used in) Operating Activities
Net cash from operating activities increased $33.4 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by a net cash benefit of $183.1 million in 2022 from the trade receivable securitization facility and lower interest payments of approximately $13 million in the current year period as a result of debt refinancing, partially offset by higher net tax payment of approximately $127 million in 2022 due to non-recurring cash benefit of $66.2 million received in the prior year period related to the application of the CARES Act and higher tax payments in the current year period due to payment deadline relief granted by the U.S. government attributable to the IDA Hurricane Relief. The remaining change was primarily due to an increase in cash paid to suppliers and employees.
In September 2022, the Company entered into a three-year revolving securitization facility agreement to transfer trade receivables of one of our U.S. subsidiaries through our bankruptcy-remote subsidiary to a third-party financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. The facility initially had monthly drawing limits ranging from $160 million to $215 million, and was subsequently modified to $170 million to $215 million in December 2022. During the year ended December 31, 2022, the Company received a net cash benefit of $183.1 million related to the facility. See Note 7 to the consolidated financial statements for further discussion.
The CARES Act, which was signed into law on March 27, 2020 by the U.S. government, was designed to provide relief to businesses during the COVID-19 pandemic, including allowing the amendment of prior tax returns to obtain tax refunds through the modification of rules related to the net operating losses. We utilized the relief opportunities provided by the Act. The application of the Act resulted in a net cash benefit of approximately $98.4 million. On January 22, 2021 we received $66.2 million of the $98.4 million due to us.
We expect operating cash requirements in 2023 to be primarily related to payments for interest, contractual obligations, tax liability and other working capital needs. We typically have various contractual obligations in our normal course of business, including those recorded as liabilities in our consolidated balance sheet, and certain purchase commitments that are not recognized, but are disclosed in the notes to our consolidated financial statements. A significant portion of these contractual obligations are related to payments for enterprise-wide information-technology services. See Note 20 to the consolidated financial statements for further discussion on contractual obligations. We anticipate interest payments and payments for our contractual obligations to be approximately $265 million and $357 million in 2023, respectively. We expect cash requirements to be comparable to 2022 and sufficient in 2023 to meet other working capital needs in the normal course of business, such as payments for salaries and wages, and data acquisition. We expect to continue to generate substantial cash from ongoing operating activities.

Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $868.2 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to higher net payment of $844.3 million in the prior year for the acquisitions of Bisnode, Eyeota and NetWise and payment of $76.6 million in the prior year for the purchase of an office building in Jacksonville, Florida for our new global headquarters, partially offset by higher payment of $34.6 million for software development and higher net cash settlement payments of $16.3 million in the current year from foreign currency and net investment hedging activities.
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
During 2021, we also acquired Eyeota and NetWise for an aggregate purchase price of $242.1 million, inclusive of acquired cash of $9.7 million. The acquisitions were partially funded with borrowings from our revolving credit facility. See Note 16 to the consolidated financial statements for further discussion.
We expect capital expenditures in 2023 to be in the range of $160 million to $180 million.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $681.2 million for the year ended December 31, 2022, compared the year ended December 31, 2021, primarily due to lower net proceeds from debt issuance of $297.9 million in the current year, inclusive of borrowings under the term loan facility, higher net repayment of $269.7 million for credit facility borrowing, higher repayment of $78.5 million for term loan borrowing, payment of $42.9 million for dividends and payment of $23.6 million for the purchase of non-controlling interest of our China operations in 2022, partially offset by lower payment of $43.2 million for debt redemption activities in the current year period compared to the prior year.
See below and Note 6 to the consolidated financial statements for further discussion on our debt.

Cash Requirements and Other Obligations

Contractual Commitments

At December 31, 2022, we had contractual commitments to repay debt, settle payments to purchase services, settle tax liabilities, make lease payments and fund pension plans. The following table presents our contractual obligations as of December 31, 2022 (In millions):

	Total	Payment due within one year
Contractual obligations
Short-term and long-term debt (1)	$4,648.0	$298.0
Operating leases (2)	$68.7	$20.5
Commitments to purchase obligations (3)	$2,091.1	$356.7
Pension and other postretirement benefits payments/contributions (4)	$144.2	$6.6
Tax liabilities related to the 2017 Act	$44.5	$5.2

(1)Amounts include interest payments. See Note 6 to the consolidated financial statements for further discussion.
(2)See Note 8 to the consolidated financial statements for further discussion.
(3)See Note 20 to the consolidated financial statements for further discussion.
(4)See Note 11 to the consolidated financial statements for further discussion.

Dividends

Starting July 28, 2022, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors.

Capital Resources and Debt

Currently, in addition to cash generated from our operating activities, we also borrow from time to time from our credit facility and issue long-term debt.

Below is a summary of our borrowings as of December 31, 2022 and December 31, 2021 (In millions):

		At December 31, 2022			At December 31, 2021
	Maturity	Principal amount	Debt issuance costs and discount	Carrying value	Principal amount	Debt issuance costs and discount	Carrying value
Debt maturing within one year:
2026 Term loan	February 8, 2026	$28.1	$—	$28.1	$28.1	$—	$28.1
2029 Term loan	January 18, 2029	4.6	—	4.6	—	—	—
Total short-term debt		$32.7	$—	$32.7	$28.1	$—	$28.1

Debt maturing after one year:
2026 Term loan	February 8, 2026	$2,651.7	$49.2	$2,602.5	$2,754.8	$64.5	$2,690.3
2029 Term loan	January 18, 2029	451.9	6.5	445.4	—	—	—
Revolving facility	September 11, 2025	50.3	—	50.3	160.0	—	160.0
5.000% Senior unsecured notes	December 15, 2029	460.0	6.0	454.0	460.0	6.8	453.2
6.875% Senior secured notes	Fully paid off in January 2022	—	—	—	420.0	6.8	413.2
Total long-term debt		$3,613.9	$61.7	$3,552.2	$3,794.8	$78.1	$3,716.7
Total debt		$3,646.6	$61.7	$3,584.9	$3,822.9	$78.1	$3,744.8

Senior Secured Credit Facilities

Our Senior Secured Credit Facilities consist of a senior secured term loan facility and a senior secured revolving credit facility. Our senior secured term loan facility includes a seven-year senior secured term loan with a maturity date of February 8, 2026 ("2026 Term Loan"), and a seven-year senior secured term loan with a maturity date of January 18, 2029 ("2029 Term Loan"). Our five-year senior secured revolving credit facility has a maturity date of September 11, 2025.
On January 18, 2022, we amended our Senior Secured Credit Facilities agreement, specifically related to the Term Loan Facility, to establish Incremental Term Loans, or 2029 Term Loan, in an aggregate principal amount of $460 million with a maturity date of January 18, 2029. We used the proceeds from the 2029 Term Loans to redeem our then-outstanding 6.875% Senior Secured Note. See discussion below under "Senior Notes."
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
Other details of the Senior Secured Credit Facilities (See Note 6 for further discussion):

•For the 2029 Term Loan, beginning June 30, 2022, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on January 18, 2029. As such, the required payment in 2023 is expected to be approximately $5 million. The 2029 Term Loan bears interest at a rate per annum equal to 325 basis points over a SOFR rate for the interest period. The interest rate associated with the outstanding balance of the 2029 Term Loan at December 31, 2022 was 7.573%.

•For the 2026 Term Loan, beginning June 30, 2020, the principal amount of the Term Loan Facility is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026. On September 15, 2022, we paid down an additional $75 million to reduce the borrowing of the 2026 Term Loan. As such, the required payment in 2023 is expected to be approximately $28 million. The margin to LIBOR was 325 basis points as of both December 31, 2022 and 2021. The interest rates associated with the outstanding balances of the 2026 Term Loan at December 31, 2022 and December 31, 2021 were 7.639% and 3.352%, respectively.

• For borrowings under the Revolving Facility, the margin to LIBOR was 325 basis points at both December 31, 2022 and 2021, subject to a ratio-based pricing grid. The aggregate amount available under the Revolving Facility is $850 million. The available borrowing under the Revolving Facility at December 31, 2022 and December 31, 2021 were $799.7 million and $690.0 million, respectively. The interest rates associated with the outstanding balances of the Revolving Facility at December 31, 2022 and December 31, 2021 were 7.574% and 3.104%, respectively.

Senior Notes
The 6.875% Senior Secured Notes and the 5.000% Senior Unsecured Notes may be redeemed at our option, in whole or in part, following specified events and on specified redemption dates and at the redemption prices specified in the indenture governing the 6.875% Senior Secured Notes and the 5.000% Senior Unsecured Notes.

On December 20, 2021, we issued $460 million in aggregate principal amount of 5.000% Senior Unsecured Notes due December 15, 2029. The proceeds from the Senior Unsecured Notes and cash on hand were used to fund the full redemption of the then-existing $450 million in aggregate principal amount of our 10.250% Senior Unsecured Notes, inclusive of a make whole payment of $29.5 million, accrued interest and other fees and expenses.

On January 18, 2022, we redeemed our $420 million 6.875% Senior Secured Notes using the proceeds from the issuance of our 2029 Term Loan.

The Senior Secured Credit Facilities, the 5.000% Senior Unsecured Notes, and the 6.875% Senior Secured Notes contain certain covenants that limited our ability to enter into certain transactions. In addition, the Revolving Facility contains a financial covenant requiring the maintenance of debt to EBITDA ratios which are defined in the facility credit agreement in effect. We were in compliance with the respective financial and non-financial covenants at December 31, 2022 and December 31, 2021.
See Note 6 to the consolidated financial statements for a more complete discussion of our debt.
Currently our credit rating is B+ by S&P Global, B2 by Moody's and BB- by Fitch.

Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements, other than our foreign exchange forward contracts, interest rate swaps and cross currency swaps discussed in Note 14 to the consolidated financial statements.

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

A discussion of our accounting policies for financial instruments is included in the summary of significant accounting policies in Note 2 to our consolidated financial statements, and further disclosure relating to financial instruments is included in Note 14 to our consolidated financial statements.

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

A 100 basis point increase or decrease in the weighted average interest rate on our outstanding debt subject to rate variability would result in an incremental increase or decrease in annual interest expense of approximately $32 million for the year ended December 31, 2022, respectively.

Foreign Exchange Risk Management

We have numerous offices in various countries outside of the United States and conduct operations in several countries through minority equity investments and strategic relationships with local providers. Our operations outside of the United States generated approximately 30%, 33% and 19% of our total revenue for the year ended December 31, 2022, the year ended December 31, 2021, and the year ended December 31, 2020, respectively. Approximately 20% and 21% of our assets as of December 31, 2022 and 2021, respectively, were located outside of the United States.

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

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency interest rate swaps. Cross currency swaps are designated as net investment hedges of a portion of our foreign investments denominated in the non-U.S. dollar currency. The change in the fair value of the swaps in each period is reported in other comprehensive income (loss) "OCI", net of tax. Such amounts will remain in accumulated OCI until the liquidation or substantial liquidation of our investment in the underlying foreign operations. If the exchange rate of Euro against U.S dollar were to increase 10% from the level at December 31, 2022, there would be an additional unfavorable impact of approximately $40 million to the fair value of the cross currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s Euro net investment in foreign subsidiaries.

At December 31, 2022 and December 31, 2021, the notional amounts of our foreign exchange forward contracts were $455.1 million and $448.5 million, respectively. Realized gains and losses associated with these contracts were $34.1 million and $48.2 million, respectively, for the year ended December 31, 2022; $11.4 million and $10.1 million, respectively, for the year ended December 31, 2021; and $17.4 million and $9.7 million, respectively, for the year ended December 31, 2020. For further detail, see Note 14 to the consolidated financial statements.

If exchange rates to which we are exposed under our outstanding foreign exchange forward contracts were to increase, on average, 10% from year-end 2022 levels, the unrealized losses on our foreign exchange forward contracts would be approximately $40 million, excluding the expected gains on the underlying hedged items. If exchange rates, on average, were to decrease 10% from year-end 2022 levels, the unrealized gains on our foreign exchange forward contracts would be approximately $40 million, excluding the expected losses on the underlying hedged items. However, the estimated potential gains and losses on these contracts would substantially be offset by changes in the dollar equivalent value of the underlying hedged items.

Item 8. Financial Statements and Supplementary Data

Dun & Bradstreet Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dun & Bradstreet Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dun & Bradstreet Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholder equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over IT systems used in the revenue recognition process

As discussed in Note 18 to the consolidated financial statements, the Company generated $1,587.1 million of revenue in North America for the year-ended December 31, 2022. The processing and recording of revenue in North America is reliant upon multiple information technology (IT) systems.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2019

New York, New York
February 23, 2023

Dun & Bradstreet Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$2,224.6	$2,165.6	$1,738.7
Cost of services (exclusive of depreciation and amortization)	721.4	664.3	548.2
Selling and administrative expenses	745.6	714.7	559.8
Depreciation and amortization	587.2	615.9	537.8
Restructuring charges	20.5	25.1	37.3
Operating costs	2,074.7	2,020.0	1,683.1
Operating income (loss)	149.9	145.6	55.6
Interest income	2.2	0.7	0.7
Interest expense	(193.2)	(206.4)	(271.1)
Other income (expense) - net	13.9	14.9	(11.6)
Non-operating income (expense) - net	(177.1)	(190.8)	(282.0)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(27.2)	(45.2)	(226.4)
Less: provision (benefit) for income taxes	(28.8)	23.4	(112.4)
Equity in net income of affiliates	2.5	2.7	2.4
Net income (loss)	4.1	(65.9)	(111.6)
Less: net (income) loss attributable to the non-controlling interest	(6.4)	(5.8)	(4.9)
Less: Dividends allocated to preferred stockholders	—	—	(64.1)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(2.3)	$(71.7)	$(180.6)
Basic earnings (loss) per share of common stock:
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(0.01)	$(0.17)	$(0.49)
Diluted earnings (loss) per share of common stock:
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(0.01)	$(0.17)	$(0.49)
Weighted average number of shares outstanding-basic	429.1	428.7	367.1
Weighted average number of shares outstanding-diluted	429.1	428.7	367.1
Other comprehensive income (loss), net of income taxes:
Net income (loss)	$4.1	$(65.9)	$(111.6)
Foreign currency adjustments:
Foreign currency translation adjustments, net of tax (1)	$(124.6)	$(76.6)	$28.5
Net investment hedge derivative, net of tax (2)	2.0	—	—
Cash flow hedge derivative, net of tax expense (benefit) (3)	41.0	7.8	0.7
Defined benefit pension plans:
Prior service credit (cost), net of tax expense (benefit) (4)	(0.2)	(0.2)	(0.8)
Net actuarial gain (loss), net of tax expense (benefit) (5)	(46.0)	108.6	(95.5)
Total other comprehensive income (loss), net of tax	$(127.8)	$39.6	$(67.1)
Comprehensive income (loss), net of tax	$(123.7)	$(26.3)	$(178.7)
Less: comprehensive (income) loss attributable to the non-controlling interest	2.3	(8.0)	(8.1)
Comprehensive income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(121.4)	$(34.3)	$(186.8)
(1) Tax Expense (Benefit) of $(9.9) million, $(1.6) million and $2.9 million, for the years ended December 31, 2022, 2021 and 2020, respectively.
(2) Tax Expense (Benefit) of $0.9 million for the year ended December 31, 2022.
(3) Tax Expense (Benefit) of $14.6 million, $2.8 million and $0.2 million, for the years ended December 31, 2022, 2021 and 2020, respectively.
(4) Tax Expense (Benefit) of $(0.1) million, $0.1 million and $(0.2) million for the years ended December 31, 2022, 2021 and 2020, respectively.
(5) Tax Expense (Benefit) of $(15.6) million, $38.9 million and $(32.2) million for the years ended December 31, 2022, 2021 and 2020, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Consolidated Balance Sheets
(In millions, except share data and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$208.4	$177.1
Accounts receivable, net of allowance of $14.3 at December 31, 2022 and $16.5 at December 31, 2021 (Notes 4, 7 and 17)	271.6	401.7
Prepaid taxes	57.7	52.2
Other prepaids	77.2	63.9
Other current assets (Notes 4 and 14)	89.0	23.1
Total current assets	703.9	718.0
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $38.4 at December 31, 2022 and $27.5 at December 31, 2021 (Note 17)	96.9	96.8
Computer software, net of accumulated amortization of $348.8 at December 31, 2022 and $234.2 at December 31, 2021 (Note 17)	631.8	557.4
Goodwill (Notes 17 and 18)	3,431.3	3,493.3
Deferred income tax (Note 10)	16.0	18.5
Other intangibles (Notes 17 and 18)	4,320.1	4,824.5
Deferred costs (Note 4)	143.7	116.1
Other non-current assets (Note 17)	128.2	172.6
Total non-current assets	8,768.0	9,279.2
Total assets	$9,471.9	$9,997.2
Liabilities
Current liabilities
Accounts payable	$80.5	$83.5
Accrued payroll	109.5	125.6
Short-term debt (Note 6)	32.7	28.1
Deferred revenue (Note 4)	563.1	569.4
Other accrued and current liabilities (Note 17)	316.8	198.3
Total current liabilities	1,102.6	1,004.9
Long-term pension and postretirement benefits (Note 11)	158.2	178.4
Long-term debt (Note 6)	3,552.2	3,716.7
Deferred income tax (Note 10)	1,023.7	1,207.2
Other non-current liabilities (Note 17)	126.8	144.7
Total liabilities	5,963.5	6,251.9
Commitments and contingencies (Notes 9 and 20)

Equity
Common Stock, $0.0001 par value per share, authorized—2,000,000,000 shares; 436,604,447 shares issued and 435,717,527 shares outstanding at December 31, 2022 and 432,070,999 shares issued and 431,197,782 shares outstanding at December 31, 2021	—	—
Capital surplus	4,443.7	4,500.4
Accumulated deficit	(764.1)	(761.8)
Treasury Stock, 886,920 shares at December 31, 2022 and 873,217 shares at December 31, 2021	(0.3)	(0.3)
Accumulated other comprehensive loss	(180.0)	(57.1)
Total stockholder equity	3,499.3	3,681.2
Non-controlling interest	9.1	64.1
Total equity	3,508.4	3,745.3
Total liabilities and stockholder equity	$9,471.9	$9,997.2

The accompanying notes are an integral part of the consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows provided by (used in) operating activities:
Net income (loss)	$4.1	$(65.9)	$(111.6)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	587.2	615.9	537.8
Amortization of unrecognized pension loss (gain)	(0.4)	1.9	(0.5)
Debt early redemption premium expense	16.3	29.5	50.1
Amortization and write off of deferred debt issuance costs	23.8	31.2	45.0
Pension settlement charge	2.1	—	0.6
Equity-based compensation expense	66.0	33.3	45.1
Restructuring charge	20.5	25.1	37.3
Restructuring payments	(16.9)	(20.6)	(16.5)
Change in fair value of make-whole derivative liability	—	—	32.8
Changes in deferred income taxes	(151.0)	(77.4)	(99.6)
Changes in operating assets and liabilities: (1)
(Increase) decrease in accounts receivable	113.3	(13.7)	(45.1)
(Increase) decrease in prepaid taxes, other prepaids and other current assets	(23.2)	62.7	(28.9)
Increase (decrease) in deferred revenue	8.8	16.5	8.1
Increase (decrease) in accounts payable	(5.2)	(0.1)	9.1
Increase (decrease) in accrued payroll	3.6	10.8	(36.6)
Increase (decrease) in other accrued and current liabilities	(18.1)	(31.2)	(131.5)
(Increase) decrease in other long-term assets	(53.2)	(34.2)	(49.7)
Increase (decrease) in long-term liabilities	(41.2)	(84.4)	(39.2)
Net, other non-cash adjustments	0.6	4.3	(1.2)
Net cash provided by (used in) operating activities	537.1	503.7	205.5
Cash flows provided by (used in) investing activities:
Acquisitions of businesses, net of cash acquired	(0.5)	(844.8)	(20.6)
Cash settlements of foreign currency contracts and net investment hedge	6.0	22.3	7.7
Payments for real estate purchase	—	(76.6)	—
Capital expenditures	(12.6)	(9.7)	(7.8)
Additions to computer software and other intangibles	(205.3)	(170.7)	(115.2)
Other investing activities, net	1.9	0.8	2.1
Net cash provided by (used in) investing activities	(210.5)	(1,078.7)	(133.8)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock in the IPO transaction and Private Placement, net (2)	—	—	2,248.2
Payment for the redemption of Cumulative Series A Preferred Stock	—	—	(1,067.9)
Payment for make-whole liability	—	—	(205.2)
Payment for debt early redemption premiums	(16.3)	(29.5)	(50.1)
Payments of dividends (3)	(42.9)	—	(64.1)
Payment of long term debt	(420.0)	(450.0)	(580.0)
Proceeds from borrowings on Credit Facility	315.1	314.1	407.2
Proceeds from issuance of Senior Notes	—	460.0	—
Proceeds from borrowings on Term Loan Facility	460.0	300.0	—
Payments of borrowings on Credit Facility	(424.8)	(154.1)	(407.2)
Payments of borrowing on Term Loan Facility	(106.6)	(28.1)	(19.0)
Payments of borrowings on Bridge Loan	—	—	(63.0)
Payment of debt issuance costs	(7.4)	(9.5)	(2.5)
Payment for purchase of non-controlling interests	(23.6)	—	—
Other financing activities, net (4)	(14.6)	(2.8)	(7.8)
Net cash provided by (used in) financing activities	(281.1)	400.1	188.6
Effect of exchange rate changes on cash and cash equivalents	(14.2)	(0.3)	7.6
Increase (decrease) in cash and cash equivalents	31.3	(175.2)	267.9
Cash and Cash Equivalents, Beginning of Period	177.1	352.3	84.4
Cash and Cash Equivalents, End of Period	$208.4	$177.1	$352.3

Supplemental Disclosure of Cash Flow Information:

Cash Paid for:
Income taxes payment (refund), net	$139.8	$12.7	$116.9
Interest	$178.5	$191.8	$249.0
Noncash Investing and Financing activities:
Fair value of acquired assets	$1.3	$1,447.4	$21.6
Cash paid for acquired businesses	(0.5)	(882.1)	(21.2)
Unpaid purchase price accrued in "Other accrued and current liabilities"	—	(6.9)	—
6,237,087 shares of common stock issued for the acquisition	—	(158.9)	—
Assumed liabilities from acquired businesses including non-controlling interest	$0.8	$399.5	$0.4

Noncash additions to computer software	$15.0	$7.9	$—
Noncash additions to property, plant and equipment	$—	$1.7	$2.0
(1)Net of the effect of acquisitions, see further details in Note 16.
(2)Net of IPO offering costs of $132.8 million of which $131.9 million was paid by proceeds raised from the offering (see Note 1) and $0.9 million was paid prior to the IPO and Private Placement.
(3)Payment of dividends for the year ended December 31, 2022 are related to quarterly common stock dividends. Payment of dividends for the year ended December 31, 2020 are related to non-recurring preferred dividends for the Series A Preferred Stock.
(4)Primarily related to distributions to non-controlling shareholders.

The accompanying notes are an integral part of the consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Consolidated Statements of Stockholder Equity (Deficit)
(In millions)

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholder equity (deficit)	Non-controlling interest	Total equity (deficit)
Year ended December 31, 2020
Balance, January 1, 2020	$—	$2,116.9	$(573.6)	$—	$0.9	$(24.0)	$(1.1)	$1,519.1	$58.2	$1,577.3
Net income (loss)	—	—	(116.5)	—	—	—	—	(116.5)	4.9	(111.6)
Accretion - Series A Preferred Stock (1)	—	(36.1)	—	—	—	—	—	(36.1)	—	(36.1)
Issuance of Class A Common Stock in IPO and Private Placement, net of issuance costs	—	2,248.2	—	—	—	—	—	2,248.2	—	2,248.2
Equity-based compensation plans (2)	—	45.3	—	—	—	—	—	45.3	—	45.3
Pension adjustments, net of tax benefit of $32.4	—	—	—	—	—	(96.3)	—	(96.3)	—	(96.3)
Change in cumulative translation adjustment, net of tax expense of $2.9	—	—	—	—	25.3	—	—	25.3	3.2	28.5
Cash flow hedge derivative, net of tax expense of $0.2	—	—	—	—	—	—	0.7	0.7	—	0.7
Preferred dividend (1)	—	(64.1)	—	—	—	—	—	(64.1)	—	(64.1)
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(8.0)	(8.0)
Balance, December 31, 2020	$—	$4,310.2	$(690.1)	$—	$26.2	$(120.3)	$(0.4)	$3,525.6	$58.3	$3,583.9
Year ended December 31, 2021
Balance, January 1, 2021	$—	$4,310.2	$(690.1)	$—	$26.2	$(120.3)	$(0.4)	$3,525.6	$58.3	$3,583.9
Net income (loss)	—	—	(71.7)	—	—	—	—	(71.7)	5.8	(65.9)
Shares issued for Bisnode acquisition	—	158.9	—	—	—	—	—	158.9	—	158.9
Equity-based compensation plans	—	31.3	—	(0.3)	—	—	—	31.0	—	31.0
Pension adjustments, net of tax expense of $39.0	—	—	—	—	—	108.4	—	108.4	—	108.4
Change in cumulative translation adjustment, net of tax benefit of $1.6	—	—	—	—	(78.8)	—	—	(78.8)	2.2	(76.6)
Cash flow hedge derivative, net of tax expense of $2.8	—	—	—	—	—	—	7.8	7.8	—	7.8
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(2.2)	(2.2)
Balance, December 31, 2021	$—	$4,500.4	$(761.8)	$(0.3)	$(52.6)	$(11.9)	$7.4	$3,681.2	$64.1	$3,745.3

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholder equity (deficit)	Non-controlling interest	Total equity (deficit)
Year ended December 31, 2022
Balance, January 1, 2022	$—	$4,500.4	$(761.8)	$(0.3)	$(52.6)	$(11.9)	$7.4	$3,681.2	$64.1	$3,745.3
Net income (loss)	—	—	(2.3)	—	—	—	—	(2.3)	6.4	4.1
Purchase of non-controlling interest (3)	—	(73.8)	—	—	—	—	—	(73.8)	(42.4)	(116.2)
Reclassification of cumulative translation adjustment related to the purchase of non-controlling interest	—	—	—	—	(3.8)	—	—	(3.8)	3.8	—
Equity-based compensation plans	—	60.7	—	—	—	—	—	60.7	—	60.7
Dividends declared (4)	—	(43.6)	—	—	—	—	—	(43.6)	—	(43.6)
Pension adjustments, net of tax benefit of $15.7	—	—	—	—	—	(46.2)	—	(46.2)	—	(46.2)
Change in cumulative translation adjustment, net of tax benefit of $9.9	—	—	—	—	(115.9)	—	—	(115.9)	(8.7)	(124.6)
Net investment hedge derivative, net of tax expense of $0.9	—	—	—	—	2.0	—	—	2.0	—	2.0
Cash flow hedge derivative, net of tax expense of $14.6	—	—	—	—	—	—	41.0	41.0	—	41.0
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(14.1)	(14.1)
Balance, December 31, 2022	$—	$4,443.7	$(764.1)	$(0.3)	$(170.3)	$(58.1)	$48.4	$3,499.3	$9.1	$3,508.4
(1)Related to Series A Preferred Stock which was fully redeemed in July 2020. Prior to the redemption, on May 14, 2020 and March 4, 2020, the board of directors of Dun & Bradstreet Holdings, Inc. declared a cash dividend of $30.51 per share to all holders of shares of Series A Preferred Stock. An aggregate amount of $32.1 million and $32.0 million was paid on June 26, 2020 and March 27, 2020, respectively.
(2)Includes $0.2 million related to the conversion of pre-IPO liability classified equity-based awards into restricted stock units.
(3)See Note 17 "Supplemental Financial Data" for further discussion.
(4)See Note 13 "Earnings (Loss) Per Share" for further discussion.

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

The consolidated financial statements include our accounts, as well as those of our subsidiaries and investments in which we have a controlling interest. Investments in companies over which we have significant influence but not a controlling interest are recorded under the equity method of accounting. When events and circumstances warrant, equity investments accounted for under the equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other-than temporary. We elect to account for investments over which we do not have significant influence at cost adjusted for impairment or other changes resulting from observable market data. Market values associated with these investments are not readily available. Our cost investments were not material as of December 31, 2022 and 2021.

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
Initial Public Offering (“IPO”) and Private Placement

On February 8, 2019, an investor consortium completed the acquisition of Dun & Bradstreet and it became a privately held company ("Take Private Transaction"). On July 6, 2020, we completed an IPO of 90,047,612 shares of our common stock, par value $0.0001 per share at a public offering price of $22.00 per share. Immediately subsequent to the closing of the IPO, a subsidiary of Cannae Holdings, a subsidiary of Black Knight and affiliates of CC Capital purchased a total of 18,458,700 shares of common stock from us in a private placement at a price per share equal to 98.5% of the IPO price, or $21.67 per share, for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
proceeds of $200.0 million, $100.0 million and $100.0 million, respectively. A total of 108,506,312 shares of common stock were issued in the IPO and concurrent private placement for gross proceeds of $2,381.0 million. The use of the proceeds from the IPO and concurrent private placement was as follows:

Gross proceeds	$2,381.0
Less:
Underwriter fees	89.1
IPO related expenses (a)	42.8
Redemption of Series A Preferred Stock (b)	1,067.9
Make-whole payment on redemption of Series A Preferred Stock (b)	205.2
Partial redemption of 10.250% Senior Unsecured Notes and accrued interest	312.0
Call premium on partial redemption of 10.250% Senior Unsecured Notes	30.8
Partial redemption of 6.875% Senior Secured Notes and accrued interest	282.2
Call premium on partial redemption of 6.875% Senior Secured Notes	19.3
Cash to balance sheet	$331.7

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

(b)    Upon the closing of the IPO on July 6, 2020 (see above discussion), we redeemed all of the outstanding Series A Preferred Stock. In addition, we made the total make-whole payment of $205.2 million. Prior to the redemption of the preferred stocks, the make-whole provision was recorded at the fair value. As a result, for the year ended December 31, 2020 up to redemption, we recorded a loss of $32.8 million within "Other income (expense) - net," related to the change of fair value during the period.

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

•In connection with the IPO, we adopted the Dun & Bradstreet 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"). See further discussion in Note 12.

Reporting Segments
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the United Kingdom and Ireland ("U.K."), Nordics (Sweden, Norway, Denmark and Finland), DACH (Germany, Austria and Switzerland) and CE (Central and Eastern Europe) regions ("Europe"), Greater China, India and indirectly through our Worldwide Network alliances ("WWN alliances").
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
Right of use ("ROU") asset impairment charges and lease costs related to facilities we ceased to occupy are reflected in "Restructuring charges." Certain termination costs and obligations that do not meet the lease criteria are accounted for in accordance with ASC 420-10.
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
We apply certain practical expedients allowed by Topic 842. Lease payments for leases with an initial term of 12 months or less are not included in right of use assets or operating lease liabilities. Instead they are recognized as short term lease operating costs on a straight-line basis over the term. We have also elected not to separate lease and non-lease components for certain equipment leases. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for lease ROU assets and liabilities.

Employee Benefit Plans
We provide various defined benefit plans to our employees as well as health care benefits to our retired employees. We use actuarial assumptions to calculate pension and benefit costs as well as pension assets and liabilities included in the consolidated financial statements. See Note 11.

Legal Contingencies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe we have adequate reserves, and such reserves are not material to the consolidated financial statements. In addition, from time to time we may be involved in additional matters which could become material and for which we may also establish reserve amounts as discussed in Note 9. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation, except for property, plant and equipment that have been impaired for which the carrying amount is reduced to the estimated fair value at the impairment date. Property, plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. Our headquarters building and related site improvements are depreciated over a period of 53 years and 14 years, respectively. See Note 17. Equipment, including furniture, is depreciated over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

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
For 2022, 2021 and 2020, we performed qualitative tests for each of our reporting units and the results of our tests indicated that it was not more likely than not that the goodwill in any reporting unit was impaired.
See Note 18 for further detail on goodwill by segment.
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
Our indefinite-lived intangible assets are primarily related to the Dun & Bradstreet trade name which was recognized in connection with the Take-Private Transaction. As a result of the impairment tests performed using quantitative approach, no impairment charges for indefinite-lived intangible assets have been recognized for the years ended December 31, 2022, 2021 and 2020.
Definite-Lived Intangible Assets
Other amortizable intangible assets are recognized in connection with acquisitions. They are amortized over their respective useful life, based on the timing of the benefits derived from each of the intangible assets. Definite-lived intangible assets are also assessed for impairment. Below is a summary of weighted average amortization period for intangible assets at December 31, 2022.

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
In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, as applicable, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.
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

Earnings Per Share ("EPS") of Common Stock

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

Stock-Based Compensation

Stock-based compensation expense is determined based on the grant date fair value and recognized over the award's vesting period. For restricted stock, grant date fair value is based on the closing price of our stock on the date of grant. For stock options with service condition, we estimate the grant date fair value using the Black-Scholes valuation model. For stock options with market condition, we estimate grant date fair value using a Monte Carlo valuation model. We recognize forfeitures and the corresponding reductions in expense as they occur.

Subsequent to the Take-Private Transaction, our common stock was not publicly traded for a period of time. Thus, estimating grant date fair value prior to the IPO required us to make assumptions including stock price, expected time to liquidity, expected volatility and discount for lack of marketability. The fair value of the underlying shares prior to the IPO was determined contemporaneously with the grants. For our 2019 pre-IPO grants, we determined stock price per unit equal to the closing price of our Class A equity unit price on February 8, 2019, also the closing date of the Take-Private Transaction. Approximately 94% of the units issued in 2019 were granted in February and March 2019 and almost all of the rest were granted by June 2019. As these grant dates were shortly after the Take-Private Transaction and there were no indications that the value of our Company changed, we believe the Take-Private Transaction date price approximates our fair value on each of the grant dates.
Our stock-based compensation programs are described more fully in Note 12.

Financial Instruments

From time to time we use financial instruments to manage our exposure to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies our exposure to these risks in order to minimize the potential negative impact and/or to reduce the volatility that these risks may have on our financial results. We do not use derivative financial instruments for trading or speculative purposes.
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
We recognize all such financial instruments on the balance sheet at their fair values, as either assets or liabilities, with an offset to earnings or other comprehensive earnings, depending on whether the derivative is designated as part of an effective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
hedge transaction and, if it is, the type of hedge transaction. As of December 31, 2022 and 2021, certain of our derivative instruments meet hedge accounting criteria and are designated as one of the following on the date it is entered into:
Cash Flow Hedge - A hedge of the exposure to variability in the cash flows of a recognized asset, liability or a forecasted transaction. For qualifying cash flow hedges, the changes in fair value of hedging instruments are reported as Other comprehensive income (loss) ("OCI") and are reclassified to earnings in the same line item associated with the hedged item when the hedged item impacts earnings.
Net Investment Hedge - A hedge of the exposure to changes in the value of the net investment in a foreign operation that could occur as a result of changes in foreign exchange rates between a foreign operation’s local currency and the Company’s reporting currency. For qualifying net investment hedges, the changes in fair value of hedging instruments are reported as cumulative translation adjustment ("CTA"), a component of OCI, and remain in accumulated other comprehensive income ("AOCI") until the hedged net investment is sold or substantially liquidated.
We formally document all relationships between hedging instruments and hedged items for a derivative to qualify as a hedge at inception and throughout the hedged period, and we have documented policies for managing our exposures. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged. The hedge accounting effectiveness is monitored on an ongoing basis, and if considered ineffective, we discontinue hedge accounting prospectively. If a hedging instrument is not designated as a hedge or ceases to qualify as a hedge in accordance with hedge accounting guidelines, any subsequent gains and losses are recognized currently in income. See Note 14 for further discussion.

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

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The amendments require an acquirer to recognize and measure contract assets and contract liabilities in a business combination based on the guidance of ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" rather than fair value. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption of this ASU is permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. We early adopted this update during the fourth quarter of 2021. As a result of the adoption of this update, no fair value adjustments were made to the acquired deferred revenue balances for acquisitions completed in 2021. See Note 16 for further detail.

In March 2020, the FASB issued ASU No. 2020-04 "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance in ASU No. 2020-04. On December 21, 2022, the FASB issued ASU No. 2022-06 which extends the transition date to December 31, 2024. We adopted this update during the fourth quarter of 2022. This update did not have a material impact on our consolidated financial statements.
Note 4 -- Revenue
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021 is as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
Future revenue	$1,301.7	$630.0	$339.7	$184.9	$109.2	$335.9	$2,901.4

The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Timing of Revenue Recognition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Year Ended December 31,
	2022	2021	2020
Revenue recognized at a point in time	$925.0	$931.8	$762.7
Revenue recognized over time	1,299.6	1,233.8	976.0
Total revenue recognized	$2,224.6	$2,165.6	$1,738.7

Contract Balances

	At December 31,
	2022	2021	2020
Accounts receivable, net	$271.6	$401.7	$319.3
Short-term contract assets (1)	$6.2	$3.4	$0.7
Long-term contract assets (2)	$5.6	$9.1	$3.8
Short-term deferred revenue	$563.1	$569.4	$477.2
Long-term deferred revenue (3)	$13.9	$13.7	$14.6
(1) Included within other current assets in the consolidated balance sheet
(2) Included within other non-current assets in the consolidated balance sheet
(3) Included within other non-current liabilities in the consolidated balance sheet

The decrease in accounts receivable of $130.1 million from December 31, 2021 to December 31, 2022 was primarily due to the accounts receivable securitization facility agreement the Company entered in September 2022. See Note 7 for more detailed discussion.

The decrease in deferred revenue of $6.1 million from December 31, 2021 to December 31, 2022 was primarily due to $496.4 million of revenue recognized that was included in the deferred revenue balance at December 31, 2021, largely offset by cash payments received or due in advance of satisfying our performance obligations.

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
Assets Recognized for the Costs to Obtain a Contract
Commission assets, net of accumulated amortization included in deferred costs in the consolidated balance sheet, was $143.7 million and $116.1 million as of December 31, 2022 and December 31, 2021, respectively.
The amortization of commission assets, reported in selling and administrative expenses within the consolidated income statement, was $37.2 million, $27.1 million and $17.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
We recorded a restructuring charge of $20.5 million for the year ended December 31, 2022. This charge consists of:
•Severance costs of $14.0 million under ongoing benefit arrangements. Approximately 270 employees were impacted. Most of the employees impacted exited the Company by the end of 2022. The cash payments for these employees will be substantially completed by the end of the first quarter of 2023; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $6.5 million.
We recorded a restructuring charge of $25.1 million for the year ended December 31, 2021. This charge consists of:

•Severance costs of $18.9 million under ongoing benefit arrangements. Approximately 190 employees were impacted. Most of the employees impacted exited the Company by the end of 2021. The cash payments for these employees were substantially completed by the end of the first quarter of 2022; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $6.2 million.
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

•Contract termination, impairment of right of use assets and other exit costs, including those to consolidate or close facilities of $27.4 million.

The following table sets forth the restructuring reserves and utilization:

	Severance and termination	Contract termination and other exit costs	Total
Balance remaining as of December 31, 2019	$5.8	$4.5	$10.3
Charge taken during 2020 (1)	9.9	5.9	15.8
Payments made during 2020	(13.1)	(3.3)	(16.4)
Balance remaining as of December 31, 2020	$2.6	$7.1	$9.7
Charge taken during 2021 (1)	18.9	—	18.9
Payments made during 2021	(16.8)	(3.8)	(20.6)
Balance remaining as of December 31, 2021	$4.7	$3.3	$8.0
Charge taken during 2022 (1)	14.0	1.9	15.9
Payments made during 2022	(13.9)	(3.0)	(16.9)
Balance remaining as of December 31, 2022	$4.8	$2.2	$7.0
(1)Balance excludes charges accounted for under Topic 842.
Note 6 -- Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

		At December 31, 2022			At December 31, 2021
	Maturity	Principal amount	Debt issuance costs and discount*	Carrying value	Principal amount	Debt issuance costs and discount*	Carrying value
Debt maturing within one year:
2026 Term loan (1)	February 8, 2026	$28.1	$—	$28.1	$28.1	$—	$28.1
2029 Term Loan (1)	January 18, 2029	4.6	—	4.6	—	—	—
Total short-term debt		$32.7	$—	$32.7	$28.1	$—	$28.1

Debt maturing after one year:
2026 Term loan (1)	February 8, 2026	$2,651.7	$49.2	$2,602.5	$2,754.8	$64.5	$2,690.3
2029 Term Loan (1)	January 18, 2029	451.9	6.5	445.4	—	—	—
Revolving facility (1) (2)	September 11, 2025	50.3	—	50.3	160.0	—	160.0
5.000% Senior unsecured notes (1)	December 15, 2029	460.0	6.0	454.0	460.0	6.8	453.2
6.875% Senior secured notes (1)	Fully paid off in January 2022	—	—	—	420.0	6.8	413.2
Total long-term debt		$3,613.9	$61.7	$3,552.2	$3,794.8	$78.1	$3,716.7
Total debt		$3,646.6	$61.7	$3,584.9	$3,822.9	$78.1	$3,744.8
*Represents the unamortized portion of debt issuance costs and discounts.
(1) The 5.000% Senior Unsecured Notes, the 6.875% Senior Secured Notes and the Senior Secured Credit Facilities contain certain covenants that limit our ability to incur additional indebtedness and guarantee indebtedness, create liens, engage in mergers or acquisitions, sell, transfer or otherwise dispose of assets, pay dividends and distributions or repurchase capital stock, prepay certain indebtedness and make investments, loans and advances. We were in compliance with these non-financial covenants at December 31, 2022 and December 31, 2021.
(2) The Revolving Facility contains a springing financial covenant requiring compliance with a maximum ratio of first lien net indebtedness to consolidated EBITDA of 6.75. The financial covenant applies only if the aggregate principal amount of borrowings under the Revolving Facility and certain outstanding letters of credit exceeds 35% of the total amount of commitments under the Revolving Facility on the last day of any fiscal quarter. The financial covenant did not apply at December 31, 2022 and December 31, 2021.

Senior Notes

5.000% Senior unsecured notes

On December 20, 2021, we issued $460 million in aggregate principal amount of 5.000% Senior Unsecured Notes due December 15, 2029. The proceeds from the issuance of Senior Unsecured Notes and cash on hand were used to fund the full redemption of the then-existing $450 million in aggregate principal amount of our 10.250% Senior Unsecured Notes due 2027, inclusive of an early redemption premium of $29.5 million, accrued interest and other fees and expenses. As a result of the redemption, we recorded a loss on debt extinguishment of $42.0 million as the difference between the settlement payments of $479.5 million and the carrying amount of the debt of $437.5 million, including unamortized debt issuance costs of $12.5 million. The loss was recorded within “Non-operating income (expense)-net” for the year ended December 31, 2021. Initial debt issuance costs of $6.9 million related to the 5.000% Senior Unsecured Notes were recorded as a reduction of the carrying amount of the notes and will be amortized over the contractual term of the notes.

6.875% Senior secured notes

On February 8, 2019, we issued $700 million in aggregate principal amount of 6.875% Senior Secured Notes due 2026. Subsequently, we have partially repaid the obligation and at December 31, 2021 the aggregate principal outstanding balance was $420 million. On January 18, 2022, we repaid the remaining obligation, including $420 million in aggregate principal amount, early redemption premium of $16.3 million, accrued interest and fees and expenses. As a result of the redemption, we recorded a loss on debt extinguishment of $23.0 million as the difference between the settlement payments of $436.3 million and the carrying amount of the debt of $413.3 million, including unamortized debt issuance costs of $6.7 million. The loss was recorded within "Non-operating income (expense)-net" for the year ended December 31, 2022.

Senior Secured Credit Facilities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
On February 8, 2019, the Company entered into a credit agreement governing its Senior Secured Credit Facilities (the "Senior Secured Credit Facilities"). Subsequently, the credit agreement has been amended several times. Currently, the Senior Secured Credit Facilities consist of a senior secured term loan facility and a senior secured revolving credit facility. Our senior secured term loan facility includes a seven-year senior secured term loan with a maturity date of February 8, 2026 ("2026 Term Loan"), and a seven-year senior secured term loan with a maturity date of January 18, 2029 ("2029 Term Loan"). Our five-year senior secured revolving credit facility has a maturity date of September 11, 2025.
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
On January 18, 2022, we amended our credit agreement dated February 8, 2019, specifically related to the Term Loan Facility, to establish Incremental Term Loans, or the 2029 Term Loan, in an aggregate principal amount of $460 million with a maturity date of January 18, 2029. Initial debt issuance costs of $7.4 million related to the 2029 Term Loan were recorded as a reduction of the carrying amount of the term loan and will be amortized over its contractual term. We used the proceeds from the 2029 Term Loans to redeem our then-outstanding 6.875% Senior Secured Note. See discussion above under "Senior Notes" within this Note 6.
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
Other details of the Senior Secured Credit Facilities:
•For the 2029 Term Loan, beginning June 30, 2022, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on January 18, 2029. The 2029 Incremental Term Loan bears interest at a rate per annum equal to 325 basis points over a SOFR rate for the interest period. The interest rate associated with the outstanding balance of the 2029 Term Loan at December 31, 2022 was 7.573%.
•For the 2026 Term Loan, beginning June 30, 2020, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026. On September 15, 2022, we paid down an additional $75 million to reduce the borrowing of the 2026 Term Loan. The margin to LIBOR was 500 basis points initially. Several amendments were made subsequently to reduce the margin to LIBOR. As of December 31, 2022 and December 31, 2021, the spread was 325 basis points. The interest rates associated with the outstanding balances of the 2026 Term Loan at December 31, 2022 and December 31, 2021 were 7.639% and 3.352%, respectively.

• For borrowings under the Revolving Facility, the margin to LIBOR was 350 basis points initially. Subsequent to the IPO transaction, the spread was reduced by 25 basis points to 325 basis points, subject to a ratio-based pricing grid. The aggregate amount available under the Revolving Facility is $850 million. The available borrowings under the Revolving Facility at December 31, 2022 and December 31, 2021 were $799.7 million and $690.0 million, respectively. The interest rates associated with the outstanding balances of the Revolving Facility at December 31, 2022 and December 31, 2021 were 7.574% and 3.104%, respectively.
Below table sets forth the scheduled maturities and interest payments for our total debt outstanding as of December 31, 2022:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	2023	2024	2025	2026	2027	Thereafter	Total
Debt principal outstanding as of December 31, 2022	$32.7	$32.7	$83.0	$2,600.1	$4.6	$893.5	$3,646.6
Interest associated with debt outstanding as of December 31, 2022	265.3	262.8	259.2	77.5	56.2	80.4	1,001.4
Total debt and interest	$298.0	$295.5	$342.2	$2,677.6	$60.8	$973.9	$4,648.0

Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $11.8 million at December 31, 2022 and $13.5 million at December 31, 2021.
We entered into interest rate swaps and cross currency interest rate swaps, with various maturity dates, in order to manage the impact of interest rate changes. As of December 31, 2022, we had interest rate swap contracts and cross-currency interest rate contracts with an aggregate notional amount of $1,250 million and $375 million, respectively. As of December 31, 2021, we had interest rate swap contracts with an aggregate notional amount of $1,000 million. See Note 14 for more detailed discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 7 -- Accounts Receivable Securitization Facility

In September 2022, the Company entered into a three-year revolving securitization facility agreement to transfer customer receivables of one of our U.S. subsidiaries (“Originator”) through our bankruptcy-remote subsidiary (“SPE”) to a third-party financial institution (“Purchaser”) on a recurring basis in exchange for cash equal to the gross receivables transferred. The facility had initial monthly drawing limits ranging from $160 million to $215 million, and was subsequently modified to $170 million to $215 million in December 2022. Transfers of our U.S. accounts receivable from the SPE to the Purchaser are accounted for as a sale of financial assets, and the accounts receivable are derecognized from the consolidated financial statements, as the SPE transfers effective control and risk associated with the transferred accounts receivable. Other than collection and administrative responsibilities, the Company and related subsidiaries have no continuing involvement in the transferred accounts receivable. The accounts receivable, once sold, are no longer available to satisfy creditors of the Company or the related subsidiaries in the event of bankruptcy. These sales are transacted at the face value of the relevant accounts receivable. The future outstanding balance of trade receivables that will be sold is expected to vary based on the level of activity and other factors. The receivables sold are fully guaranteed by the SPE that also pledges further accounts receivable as collateral under this agreement. The Company controls and therefore consolidates the SPE in its consolidated financial statements.

The Company derecognized accounts receivable of $491.7 million and collected $491.7 million of accounts receivable sold under this agreement during the year ended December 31, 2022. Unsold accounts receivable of $123.5 million were pledged by the SPE as collateral to the Purchaser as of December 31, 2022. As of December 31, 2022, recourse liability related to the receivables sold that have not been collected was immaterial.

Fees incurred for the facility, including fees for administrative responsibilities, during the year ended December 31, 2022 were $3.8 million and have been reflected within "Non-operating income (expense) – net” in the consolidated statements of operations and comprehensive income (loss).

Cash activity related to the Facility is reflected in "Net cash provided by operating activities" in the consolidated statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Note 8 — Leases

The right of use assets and lease liabilities related to operating leases included in our balance sheet are as follows:

	December 31, 2022	December 31, 2021
Right of use assets included in other non-current assets	$53.1	$71.9
Short-term operating lease liabilities included in other accrued and current liabilities	$17.7	$26.0
Long-term operating lease liabilities included in other non-current liabilities	43.9	59.4
Total operating lease liabilities	$61.6	$85.4
We recognized $5.9 million and $33.6 million for both right of use assets and lease liabilities related to new operating leases for the year ended December 31, 2022 and 2021, respectively. New leases recognized in 2021 were primarily related to acquired assets in connection with acquisitions during 2021.
The operating lease cost, supplemental cash flow and other information, and maturity analysis for leases is as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease costs	$21.4	$28.1	$26.9
Variable lease costs	5.8	5.1	3.1
Short-term lease costs	1.3	1.6	0.4
Sublease income	(3.4)	(2.4)	(0.8)
Total lease costs	$25.1	$32.4	$29.6
We recorded an impairment charge of $2.6 million, $1.9 million and $17.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, our decision to shift our workforce model to a hybrid model working remotely in the United States and certain international markets.
Cash paid for operating leases is included in operating cash flows and was $30.2 million, $36.8 million and $28.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
We entered into equipment finance lease agreements on December 21, 2022 and recognized $4.1 million for both right of use assets and lease liabilities reported within "Property, plant and equipment" and "Other accrued and current liabilities", respectively, as of December 31, 2022. The liabilities of $4.1 million were fully paid off in January 2023. Remaining finance leases as of December 31, 2022 and 2021 were immaterial.
The maturity analysis for operating lease liabilities is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

December 31, 2022
2023	$20.5
2024	15.7
2025	13.6
2026	10.4
2027	5.2
Thereafter	3.3
Undiscounted cash flows	68.7
Less imputed interest	7.1
Total operating lease liabilities	$61.6

Other supplemental information on remaining lease term and discount rate is as follows:

	December 31,
	2022	2021
Weighted average remaining lease term (in years)	4.1	4.3
Weighted average discount rate	5.1%	5.0%

Note 9 -- Contingencies
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
Federal Trade Commission Consent Agreement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
On April 10, 2018, the Federal Trade Commission (the "FTC" or the "Commission") issued a Civil Investigative Demand (“CID”) to Dun & Bradstreet, Inc. ("D&B Inc.," a wholly-owned subsidiary of the Company) related to an investigation by the FTC into potential violations of Section 5 of the Federal Trade Commission Act (the "FTC Act"), primarily concerning our credit managing and monitoring products such as CreditBuilder. D&B Inc. completed its response to the CID in November 2018. On May 28, 2019, the FTC staff informed D&B Inc. that it believes that certain of D&B’s practices violated Section 5 of the FTC Act, and informed D&B Inc. that it had been given authority by the FTC’s Bureau of Consumer Protection to engage in consent negotiations. Following discussions between the Company and the FTC staff, on September 9, 2019, the FTC issued a second CID seeking additional information, data and documents. The Company completed its response to the second CID in April 2020. In a letter dated March 2, 2020, the FTC staff identified areas of interest related to the CIDs and we completed our responses to the letter on April 7, 2020. On April 20, 2020, the FTC and D&B Inc. entered a tolling agreement with respect to potential claims related to the subject matter of the investigation. On February 23, 2021, the FTC staff provided D&B Inc. with a draft complaint and consent order outlining its allegations and the forms of relief sought, and advised that it had been given authority to engage in consent negotiations. Following consent negotiations, on September 21, 2021, D&B Inc. agreed to enter into an Agreement Containing Consent Order ("Consent Agreement"). On January 13, 2022, the FTC informed the Company that the Commission had voted to accept the Consent Agreement. On January 19, 2022, the Consent Agreement was published in the Federal Register, triggering a 30-day public comment period that ended on February 18, 2022. The Consent Agreement remains subject to final approval by the Commission following the public comment period. On April 6, 2022, the Commission finalized approval of the Consent Agreement. On May 27, 2022, the Company completed sending notices and refund checks required by the Consent Agreement. Refund-eligible customers had 30 days from the date of their notice (or, in the event of returned mail, the date of the remailed notice) to elect a refund, and the Company can void any uncashed checks after 187 days. All refunds have been issued.
In accordance with ASC 450, an accrual in respect to this matter was included in the consolidated balance sheet as of December 31, 2021.
Right of Publicity Class Actions
DeBose v. Dun & Bradstreet Holdings, Inc., No. 2:22-cv-00209-ES-CLW (D.N.J.)

On January 17, 2022, Plaintiff Rashad DeBose filed a Class Action Complaint against the Company, alleging that the Company used the purported class members’ names and personas to promote paid subscriptions to the Company’s Hoovers product website without consent, in violation of the Ohio right of publicity statute and Ohio common law prohibiting misappropriation of a name or likeness. On March 30, 2022, the Company filed a motion to dismiss the Complaint. The motion was briefed, and in November 2022 the Court requested supplemental briefing. Supplemental briefing was completed in January 2023. The Court has not yet set a date for oral argument. Discovery has commenced.

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

Batis v. Dun & Bradstreet Holdings, Inc., No. 4:22-cv-01924-AGT (N.D.Cal.)

On March 25, 2022, Plaintiff Odette R. Batis filed a Class Action Complaint against the Company, alleging that the Company used the purported class members’ names and personas to promote paid subscriptions to the Company’s Hoovers product website without consent, in violation of the California right of publicity statute, California common law prohibiting misappropriation of a name or likeness and California’s Unfair Competition Law. On June 30, 2022, the Company filed a motion to dismiss the Complaint pursuant to California’s anti-SLAPP statute. On February 9, 2023, the Court issued an opinion and order denying the Company’s pending motion to dismiss the Complaint. The initial case management conference has been adjourned until March 17, 2023.

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

Note 10 -- Income Taxes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Income (loss) before provision for income taxes consisted of:

	Year Ended December 31,
	2022	2021	2020
U.S.	$(266.6)	$(266.0)	$(401.1)
Non-U.S	239.4	220.8	174.7
Income (loss) before provision for income taxes and equity in net income of affiliates	$(27.2)	$(45.2)	$(226.4)

	Year Ended December 31,
	2022	2021	2020
Current tax provision:
U.S. Federal	$62.8	$56.9	$(29.9)
State and local	11.8	13.8	7.2
Non-U.S.	49.3	40.1	28.0
Total current tax provision	$123.9	$110.8	$5.3
Deferred tax provision:
U.S. Federal	$(94.1)	$(92.6)	$(100.7)
State and local	(42.8)	15.1	(16.9)
Non-U.S.	(15.8)	(9.9)	(0.1)
Total deferred tax provision	$(152.7)	$(87.4)	$(117.7)
Provision (benefit) for income taxes	$(28.8)	$23.4	$(112.4)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes:

	Year Ended December 31,
	2022	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. Federal tax benefits (1)	123.2	(58.0)	5.7
Nondeductible charges (2)	(34.0)	(5.3)	(1.2)
Change in fair value of make-whole derivative liability (3)	—	—	(3.0)
U.S. taxes on foreign income	(11.3)	(9.5)	(0.9)
Non-U.S. taxes (5)	65.7	23.2	3.6
Valuation allowance	(2.4)	(2.9)	(0.2)
Interest	(0.5)	0.5	(0.2)
Tax credits and deductions (5)	32.6	30.4	6.7
Tax contingencies related to uncertain tax positions	(4.4)	0.7	(0.8)
GILTI tax (5)	(80.9)	(51.6)	(8.2)
CARES Act (4)	—	—	25.5
Other	(3.0)	(0.3)	1.6
Effective tax rate	106.0%	(51.8)%	49.6%
(1)Primarily related to the impact of state apportionment changes in each year. The impact for 2021 also reflects the state apportionment changes to our net U.S. deferred taxes as a result of our corporate headquarter move.
(2)The impact for 2022 and 2021 reflects non-deductible compensation costs. The impact for 2020 reflects non-deductible transaction costs associated with our Initial Public Offering in July 2020.
(3)The impact was due to the non-deductible mark to market expense for tax purposes. The change in fair value of make-whole derivative liability expense was associated with the make-whole provision liability for the Series A Preferred Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
(4)The impact was due to the CARES Act which was signed into law on March 27, 2020. Among other provisions, the law provides that net operating losses arising in a tax year beginning in 2018, 2019, or 2020 can be carried back five years.
(5)Primarily due to the impact of lower consolidated pre-tax loss for the year ended December 31, 2022 compared to the year ended December 31, 2021 and 2020.
Income taxes paid were $143.8 million, $81.9 million and $118.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Income taxes refunded were $4.0 million, $69.2 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2022	2021
Deferred tax assets:
Operating losses	$62.3	$69.3
Interest expense carryforward	153.5	121.4
Bad debts	5.1	5.3
Accrued expenses	9.5	8.8
Capital loss and credit carryforwards	15.4	15.7
Pension and postretirement benefits	33.9	30.9
Foreign exchange	9.0	—
ASC 842 - Lease liability (1)	16.0	20.8
Equity Compensation	10.5	10.2
Other	9.3	11.4
Total deferred tax assets	$324.5	$293.8
Valuation allowance	(37.0)	(39.4)
Net deferred tax assets	$287.5	$254.4
Deferred tax liabilities:
Intangibles	$(1,230.8)	$(1,388.3)
Commission Assets	(35.6)	(29.1)
Fixed assets	(12.5)	(5.1)
ASC 842 - ROU asset (1)	(15.1)	(19.1)
Other	(1.2)	(1.5)
Total deferred tax liabilities	$(1,295.2)	$(1,443.1)
Net deferred tax (liabilities) assets	$(1,007.7)	$(1,188.7)
(1)Prior year amounts were updated to reflect an immaterial correction of previous netting of certain deferred taxes.
As a result of the enactment of the 2017 Tax Cuts and Jobs Act, we no longer assert indefinite reinvestment for any historical unrepatriated earnings through December 31, 2017. We intend to reinvest indefinitely all earnings from our China and India subsidiaries earned after December 31, 2017 and therefore have not provided for deferred income and foreign withholding taxes related to these jurisdictions.
We have federal, state and local, and foreign tax loss carryforwards, the tax effect of which was $62.3 million as of December 31, 2022. Of the $62.3 million, $35.8 million have an indefinite carry-forward period with the remainder of $26.5 million expiring at various times between 2023 and 2042. Additionally, we have non-U.S. capital loss carryforwards. The associated tax effect was $11.9 million and $13.3 million as of December 31, 2022 and 2021, respectively.
We have established valuation allowances against certain U.S. state and non-U.S. net operating losses and capital loss carryforwards in the amounts of $36.5 million and $38.8 million as of December 31, 2022 and 2021, respectively. In our opinion, certain U.S. state and non-U.S. net operating losses and capital loss carryforwards are more likely than not to expire before we can utilize them.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service (“IRS”) for years prior to 2019. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2019. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2016.
The following is a reconciliation of the gross unrecognized tax benefits:

Gross unrecognized tax benefits as of December 31, 2019	$17.1
Additions for current year’s tax positions	2.3
Increase in prior years’ tax positions	0.3
Reduction due to expired statute of limitations (1)	(0.8)
Gross unrecognized tax benefits as of December 31, 2020	$18.9
Additions for current year’s tax positions	0.5
Increase in prior years’ tax positions	0.6
Settlements with taxing authority	(0.4)
Reduction due to expired statute of limitations (2)	(1.0)
Gross unrecognized tax benefits as of December 31, 2021	$18.6
Additions for current year’s tax positions	1.0
Increase in prior years’ tax positions	0.4
Settlements with taxing authority	(0.3)
Reduction due to expired statute of limitations (3)	(0.8)
Gross unrecognized tax benefits as of December 31, 2022	$18.9

(1)The decrease was primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2016 tax year.
(2)The decrease was primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2017 tax year.
(3)The decrease was primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2018 tax year.

The amount of gross unrecognized tax benefits of $18.9 million that, if recognized, would impact the effective tax rate is $18.2 million, net of tax benefits.
We recognize accrued interest expense related to unrecognized tax benefits in the Provision (Benefit) for Income Taxes line in the consolidated statement of operations and comprehensive income (loss). The total amount of interest expense, net of tax benefits, recognized for the years ended December 31, 2022, 2021 and 2020 was $0.8 million $0.8 million and $0.6 million, respectively. The total amount of accrued interest as of December 31, 2022 and 2021 was $1.8 million and $1.3 million, respectively.

Note 11 -- Pension and Postretirement Benefits
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Benefit Obligation and Plan Assets
The following table sets forth the changes in our benefit obligations and plan assets for our pension and postretirement plans. The table also presents the line items in the consolidated balance sheet where the related assets and liabilities are recorded:

	Pension plans		Postretirement benefit obligations
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$(1,832.4)	$(1,900.3)	$(1.3)	$(1.6)
Service cost	(3.0)	(5.2)	—	—
Interest cost	(35.2)	(27.4)	—	—
Benefits paid	91.2	94.1	0.2	0.2
Acquisitions	—	(87.4)	—	—
Plan amendment	0.2	0.3	—	—
Settlement	8.4	0.1	—	—
Plan participants' contributions	(0.9)	(0.9)	—	—
Actuarial (loss) gain	337.3	85.3	0.1	0.1
Effect of changes in foreign currency exchange rates	34.0	9.0	—	—
Benefit obligation at end of year	$(1,400.4)	$(1,832.4)	$(1.0)	$(1.3)
Change in plan assets:
Fair value of plan assets at beginning of year	$1,696.4	$1,620.4	$—	$—
Actual return on plan assets	(323.8)	143.7	—	—
Acquisitions	—	22.0	—	—
Employer contributions	7.0	7.5	0.2	0.2
Plan participants' contributions	0.9	0.9	—	—
Benefits paid	(91.2)	(94.1)	(0.2)	(0.2)
Settlement	(8.4)	—	—	—
Effect of changes in foreign currency exchange rates	(30.7)	(4.0)	—	—
Fair value of plan assets at end of year	$1,250.2	$1,696.4	$—	$—
Net funded status of plan	$(150.2)	$(136.0)	$(1.0)	$(1.3)

	Pension plans		Postretirement benefit obligations
	December 31,		December 31,
	2022	2021	2022	2021
Amounts recorded in the consolidated balance sheets:
Prepaid pension assets (1)	$4.0	$36.6	$—	$—
Short-term pension and postretirement benefits (2)	(1.4)	(1.2)	(0.2)	(0.2)
Long-term pension and postretirement benefits (3)	(152.8)	(171.4)	(0.8)	(1.1)
Net amount recognized	$(150.2)	$(136.0)	$(1.0)	$(1.3)
Accumulated benefit obligation	$1,393.4	$1,819.3	N/A	N/A
Amount recognized in accumulated other comprehensive loss consists of:
Actuarial loss (gain)	$76.3	$14.5	$(0.1)	$0.1
Prior service cost (credit)	(0.1)	0.1	(1.7)	(2.2)
Total amount recognized - pretax	$76.2	$14.6	$(1.8)	$(2.1)

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
In addition, we provide retirement benefits to certain former executives. At December 31, 2022 and 2021, the associated obligations were $5.1 million and $6.5 million, respectively, of which $4.5 million and $5.9 million, respectively, were also reflected within "Long-term pension and postretirement benefits."
The actuarial gain or loss, to the extent it exceeds the greater of 10% of the projected benefit obligation or market-related value of plan assets, will be amortized into expense each year on a straight-line and plan-by-plan basis, over the remaining expected future working lifetime of active participants or the average remaining life expectancy of the participants if all or almost all of the plan participants are inactive. Currently, the amortization periods range from five to 20 years for the U.S. pension and postretirement plans and four to 31 years for the non-U.S. plans. For our U.S. Qualified Plan and for certain of our non-U.S. plans, the amortization periods are the average life expectancy of all plan participants. This is as a result of almost all plan participants being deemed inactive.
For the year ended December 31, 2022, significant changes in the pension projected benefit obligation include an actuarial gain of $337.3 million of which approximately $415 million and $10 million was attributable to the change in discount rates and mortality assumptions, respectively, partially offset by loss of approximately $50 million due to the updates to the assumed cash balance conversion interest rates for our U.S. plan and approximately $38 million primarily related to actuarial experience losses.
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
Underfunded or Unfunded Accumulated Benefit Obligations
At December 31, 2022 and December 31, 2021, our underfunded or unfunded accumulated benefit obligation and the related projected benefit obligation were as follows:

	December 31,
	2022	2021
Accumulated benefit obligation	$1,375.3	$1,494.7
Fair value of plan assets	1,227.5	1,328.1
Unfunded accumulated benefit obligation	$147.8	$166.6
Projected benefit obligation	$1,381.7	$1,500.8
The underfunded or unfunded accumulated benefit obligations at December 31, 2022 consisted of $99.0 million and $48.8 million related to our U.S. Qualified Plan and non-U.S. defined benefit plans, respectively.
The underfunded or unfunded accumulated benefit obligations at December 31, 2021 consisted of $105.4 million and $61.2 million related to our U.S. Qualified Plan and non-U.S. defined benefit plans, respectively.
The decrease of $18.8 million for the underfunded or unfunded accumulated benefit obligations at December 31, 2022 was primarily due to higher discount rates used for the December 31, 2022 remeasurement date.
Net Periodic Pension Cost
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Pension plans			Postretirement benefit obligations
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Components of net periodic cost (income):
Service cost	$3.0	$5.2	$1.8	$—	$—	$—
Interest cost	35.2	27.4	42.2	—	—	—
Expected return on plan assets	(79.2)	(83.0)	(88.0)	—	—	—
Amortization of prior service cost (credit)	—	—	—	(0.4)	(0.4)	(0.4)
Amortization of actuarial loss (gain)	0.1	2.3	—	—	—	—
Net periodic cost (income)	$(40.9)	$(48.1)	$(44.0)	$(0.4)	$(0.4)	$(0.4)

We also incurred settlement charges of $2.1 million and $0.6 million for the year ended December 31, 2022 and 2020, respectively.
The following table sets forth other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss):

	Pension plans			Postretirement benefit obligations
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial (loss) gain arising during the year, before tax benefit (expense) of $15.6, $(38.3) and $32.2 for the years ended December 31, 2022, 2021 and 2020, respectively.	$(61.9)	$145.1	$(127.3)	$0.2	$0.1	$(0.4)
Prior service credit (cost) arising during the year, before tax benefit (expense) of less than $0.1, $(0.1) and $0.1 for the years ended December 31, 2022, 2021 and 2020, respectively.	$0.2	$0.3	$(0.5)	$(0.1)	$—	$(0.1)
Less:
Amortization of actuarial (loss) gain, before tax benefit (expense) of less than $0.1 and $0.6 for the years ended December 31, 2022 and 2021, respectively.	$(0.1)	$(2.3)	$—	$—	$—	$—
Amortization of prior service (cost) credit, before tax benefit (expense) of $(0.1) and less than $(0.1) for the years ended December 31, 2022 and 2021, respectively.	$—	$—	$—	$0.4	$0.4	$0.4
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
Assumptions
The following table sets forth the significant weighted-average assumptions we used to determine the projected benefit obligation and the periodic benefit cost:

	Pension plans			Postretirement benefit obligations
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Discount rate for determining projected benefit obligation at December 31	4.83%	2.38%	1.98%	4.70%	1.80%	1.20%
Discount rate in effect for determining service cost	1.64%	1.89%	2.10%	N/A	N/A	N/A
Discount rate in effect for determining interest cost	2.05%	1.47%	2.48%	2.00%	1.20%	2.10%
Weighted average expected long-term return on plan assets	5.32%	5.70%	6.18%	N/A	N/A	N/A
Rate of compensation increase for determining projected benefit obligation at December 31	2.89%	2.88%	3.00%	N/A	N/A	N/A
Rate of compensation increase for determining net pension cost	2.81%	3.04%	3.00%	N/A	N/A	N/A
Interest credit rates for cash balance (1)	4.45% / 3.94%	4.45% / 3.00%	4.45% / 3.00%	N/A	N/A	N/A
(1)For our U.S. Qualified plan, interest for benefits accrued prior to January 1, 1997 is based on 30-year Treasury yield with a guaranteed minimum rate of 3.00% for accruals prior to January 1, 1997 and 4.45% for accruals after January 1, 1997. The resulting assumed interest rate for accruals prior to January 1, 1997 is 3.94% for December 31, 2022 and 3.00% for both December 31, 2021 and 2020. The resulting assumed interest rate for accruals after January 1, 1997 is 4.45%.

The expected long-term rate of return assumption was 5.50%, 6.00% and 6.50% for 2022, 2021 and 2020, respectively, for the U.S. Qualified Plan, our principal pension plan. This assumption is based on the plan’s target asset allocation. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.
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
For the mortality assumption we used PRI 2012 mortality table (“PRI-2012”) for our U.S. plans at December 31, 2022 and 2021, together with mortality improvement projection scales MP-2021. The mortality improvement projection scale for the December 31, 2022 remeasurement was adjusted for COVID-19 factors.

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
The U.S. Qualified Plan has an additional unfunded commitment of $0.1 million and $0.1 million to the Venture Capital Fund at December 31, 2022 and 2021, respectively, and $24.8 million and $17.2 million to the Aon Private Credit Opportunities Fund I, Aon Private Credit Opportunities Fund II and Aon Opportunistic Credit Fund at December 31, 2022 and 2021, respectively. The unfunded commitment increased due to the addition of the new investment, Aon Private Credit Opportunities Fund II.
There were no transfers among the levels of the fair value hierarchy during the years ended December 31, 2022 and 2021.

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
The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2022:

Asset category	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Total
Short-term investment funds	$9.1	$—	$—	$9.1
Aon Collective Investment Trust Funds:
Equity funds	$192.6	$—	$—	$192.6
Fixed income funds	591.0	—	—	591.0
Real estate funds	3.0	—	—	3.0
Total Aon Collective Investment Trust Funds	$786.6	$—	$—	$786.6
Total	$795.7	$—	$—	$795.7
Other Investments Measured at Net Asset Value
Aon Collective Investment Trust Funds				$123.4
Aon Alternative Investment Funds:
Fixed income funds				$99.8
Venture Capital Fund				7.0
Other Non-U.S. commingled equity and fixed income				224.3
Total other investments measured at net asset value				$331.1
Total investments at fair value				$1,250.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2021:

Asset category	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Total
Short-term investment funds	$16.7	$—	$—	$16.7
Aon Collective Investment Trust Funds:
Equity funds	$390.7	$—	$—	$390.7
Fixed income funds	577.3	—	—	577.3
Real estate funds	0.6	—	—	0.6
Total Aon Collective Investment Trust Funds	$968.6	$—	$—	$968.6
Total	$985.3	$—	$—	$985.3
Other Investments Measured at Net Asset Value
Aon Collective Investment Trust Funds				$159.1
Aon Alternative Investment Funds:
Fixed income funds				$155.1
Venture Capital Fund				5.3
Other Non-U.S. commingled equity and fixed income				391.6
Total other investments measured at net asset value				$552.0
Total investments at fair value				$1,696.4

Allocations
We employ a total return investment approach in which a mix of equity, debt and alternative (e.g., real estate) investments is used to achieve a competitive long-term rate of return on plan assets at a prudent level of risk. Our weighted average plan target asset allocation is 37% return-seeking assets (range of 25% to 45%) and 63% liability-hedging assets (range of 55% to 75%).
The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans:

	Asset allocations		Target asset allocations
	December 31,		December 31,
	2022	2021	2022	2021
Return-seeking assets	43%	52%	37%	49%
Liability-hedging assets	57%	48%	63%	51%
Total	100%	100%	100%	100%

Contributions and Benefit Payments
We expect to contribute $6.4 million to our non-U.S. pension plans and $0.2 million to our postretirement benefit plan in 2023. We did not make a contribution in 2022 and are not required to make a contribution to the U.S. Qualified Plan in 2023 for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
the 2022 plan year based on the minimum funding requirements as defined in the Pension Protection Act of 2006 as amended. Final funding requirements for 2022 will be determined based on our January 2023 funding actuarial valuation.
The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2032. Actual benefit payments may differ from expected benefit payments. These amounts are net of expected plan participant contributions:

	Pension plans	Postretirement benefit plans
2023	$101.0	$0.2
2024	$103.3	$0.2
2025	$104.8	$0.2
2026	$106.4	$0.1
2027	$108.1	$0.1
2028 - 2032	$545.7	$0.2
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
We had expense associated with our 401(k) Plan of $10.7 million, $11.1 million and $10.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 12 -- Stock Based Compensation
In connection with the IPO completed on July 6, 2020, we adopted the Dun & Bradstreet 2020 Omnibus Incentive Plan (the “Plan”). Under the Plan, we are authorized to issue up to 40,000,000 shares of the Company’s common stock in the form of stock-based awards, such as, but not limited to, restricted stock, restricted stock units and stock options. As of December 31, 2022, a total of 21,017,586 shares of our common stock were available for future grants under the Plan.
The following table sets forth our stock-based compensation and expected tax benefit related to the plans in effect during the respective year:

	Year Ended December 31,
	2022	2021	2020
Stock-based compensation expense:
Restricted stock and restricted stock units (1)	$53.7	$18.7	$3.1
Stock options	9.9	3.0	23.0
Incentive units	2.4	11.6	19.0
Total compensation expense	$66.0	$33.3	$45.1

Expected tax benefit:
Restricted stock and restricted stock units	$0.5	$3.4	$0.5
Stock options	6.8	0.2	5.9
Total compensation expense	$7.3	$3.6	$6.4
(1)Higher expense for restricted stock and restricted stock units in 2022 and 2021 compared to the respective prior year was primarily due to the additions of grants and the expense recognition associated with accelerated shares.
Stock Options
We accounted for stock options based on grant date fair value. Service condition options were valued using the Black-Scholes valuation model. Market condition options were valued using a Monte Carlo valuation model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
On August 5, 2022, we granted to certain executives 4,914,868 stock options that contained both a service condition and a market condition. The stock options have a 10-year term and will vest ratably over three years, commencing on the first anniversary of the grant date. The executives must remain continuously employed through the latter of (1) the vesting periods or (2) the time when the market condition is met. The market condition, which impacts the exercisability of the stock options, requires that D&B’s share price must exceed the grant date share price by 20% for 20 trading days in any 30-day trading window during the 10-year term of the award. As these awards contain a market condition, the fair value on the date of grant was calculated using a Monte Carlo simulation model.

The following weighted average assumptions were used for options granted:

	Year Ended December 31,
	2022	2021	2020
Expected dividend yield (1)	1.29%	N/A	—%
Expected stock price volatility (2)	33%	N/A	28%
Risk-free interest rate (3)	2.77%	N/A	0.23%
Expected life of options (in years) (4)	4.5	N/A	4.0
Weighted average grant date fair value	$5.42	N/A	$4.99
(1)For the 2022 grants, the expected dividend yield was based on our quarterly dividend divided by the three-month average stock price as of the grant date, annualized and continuously compounded. The company did not pay dividends for the years ended December 31, 2021 and 2020.
(2)For 2022 grants, expected stock price volatility was calculated based 50% on D&B’s historical volatility and 50% on the leverage-adjusted volatility of our peer companies. For the 2020 grants, expected stock price volatility was derived from the historical volatility of companies in our peer group.
(3)Risk free interest rate was based on the term-matched, zero-coupon risk-free rate from the Treasury Constant Maturity yield curve, continuously compounded.
(4)For the 2022 grants, the expected term was based on the midpoint between the time of hurdle achievement and the expiration date. For the 2020 grants, the expected term was calculated using the simplified method.

The following table summarize the stock options activity for the year ended December 31, 2022:

	Stock options
	Number of options	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Balances, December 31, 2021	6,380,000	$22.00	5.5	$—
Granted	4,914,868	$15.89
Forfeited	(200,000)	$22.00
Exercised	—	$—
Balances, December 31, 2022	11,094,868	$19.29	6.8	$—

Expected to vest as of December 31, 2022	5,588,205	$16.63	9.0	$—
Exercisable as of December 31, 2022	5,506,663	$22.00	4.5	$—

There were no stock options granted during 2021. As of December 31, 2022, total unrecognized compensation cost related to stock options was $21.8 million, which was expected to be recognized over a weighted average period of 2.5 years.

No stock option were exercised for the years ended December 31, 2022, 2021 and 2020.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock units are valued on the award grant date at the closing market price of our stock.
The following table summarize the restricted stock and restricted stock units activity for the year ended December 31, 2022:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Restricted stock and Restricted stock units
	Number of shares	Weighted-average grant date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balances, December 31, 2021	2,757,839	$21.61	1.2	$56.5
Granted	5,814,164	$16.18
Forfeited	(572,278)	$18.63
Vested	(992,042)	$21.95
Balances, December 31, 2022	7,007,683	$17.28	1.2	$85.9

The weighted average grant date fair value per share of restricted stock and restricted stock units granted for the years ended December 31, 2021 and 2020 were $21.37 and $25.95, respectively. As of December 31, 2022, total unrecognized compensation cost related to non-vested restricted stock and restricted stock units were $73.3 million, which are expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information relating to the vesting of restricted stock and restricted stock units:

	Year ended December 31,
	2022	2021	2020
Fair value of shares vested	$15.8	$6.8	N/A
Tax benefit realized upon vesting	$2.4	$0.9	N/A

Incentive Units Program
In connection with the IPO in July 2020, we converted the 18,245.79 outstanding profits interests of Star Parent, L.P. into 15,055,564 common units of Star Parent, L.P. In addition, we also converted the 15,867.81 vested profits interests held by certain investors into 13,093,367 shares of common stock of Dun & Bradstreet Holdings, Inc. The common units retain the original time-based vesting schedule and are subject to the same forfeiture terms. The fair value of the common units was not greater than the fair value of the Star Parent, L.P. profits interests immediately prior to the conversion; therefore, no additional compensation expense was recognized. We accelerated the vesting of 1,342,909 common units, held by one of our directors, incurring an acceleration charge of $3.4 million during the year ended December 31, 2020. During 2021 Star Parent L.P. was liquidated. As part of the liquidation, each vested common unit was exchanged for a share of common stock of the Company and distributed to the grantees and each unvested common unit was exchanged for a restricted share of common stock. These restricted shares retain the original time-based vesting schedule and are subject to the same forfeiture terms.

The following table summarizes the activities for common units and restricted shares for the year ended December 31, 2022.

	Number of common units/restricted shares	Weighted-average grant date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding, December 31, 2021	3,826,569	$2.95	0.24	$78.4
Distribution	(3,812,866)	$2.95
Forfeited	(13,703)	$2.59
Outstanding, December 31, 2022	—	$0.0	0.00	$0.0

Expected to vest, December 31, 2022	—	$0.0	0.00	$0.0

As of December 31, 2022, there were no longer any non-vested restricted shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The following table summarizes information relating to the vesting of common units/restricted shares:

	Year Ended December 31,
	2022	2021	2020
Fair value of shares vested	$60.1	$96.7	$147.3
Tax benefit realized upon vesting	$—	$—	$—

Employee Stock Purchase Plan ("ESPP")
Effective December 2020, we adopted the Dun & Bradstreet Holdings, Inc. ESPP that allows eligible employees to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. The Company contributes varying matching amounts to employees, as specified in the plan document, after a one year holding period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. We recorded the associated expense of approximately $3 million and $4 million for the years ended December 31, 2022 and 2021, respectively.
Note 13 -- Earnings (Loss) Per Share
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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(2.3)	$(71.7)	$(180.6)

Weighted average number of shares outstanding-basic	429,106,164	428,666,791	367,132,099
Weighted average number of shares outstanding-diluted	429,106,164	428,666,791	367,132,099

Earnings (loss) per share of common stock:
Basic	$(0.01)	$(0.17)	$(0.49)
Diluted	$(0.01)	$(0.17)	$(0.49)

The weighted average number of shares outstanding used in the computation of diluted earnings per share excludes the effect of potentially issuable common shares totaling 9,618,019 shares, 1,092,148 shares and 179,870 shares for the years ended December 31, 2022, 2021 and 2020, respectively. These potentially issuable common shares were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.
Below is a reconciliation of our common stock issued and outstanding:

	Common Shares	Treasury Shares (1)	Common Shares Outstanding
Shares as of December 31, 2020	423,418,131	(465,903)	422,952,228
Shares issued for the year ended December 31, 2021	9,177,810	260,357	9,438,167
Shares forfeited for the year ended December 31, 2021	(524,942)	(667,671)	(1,192,613)
Shares as of December 31, 2021	432,070,999	(873,217)	431,197,782
Shares issued for the year ended December 31, 2022	5,335,911	N/A	5,335,911
Shares forfeited for the year ended December 31, 2022	(802,463)	(13,703)	(816,166)
Shares as of December 31, 2022	436,604,447	(886,920)	435,717,527
(1)Primarily related to the forfeiture of unvested incentive units granted prior to the IPO under the Incentive Units Program of Star Parent, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Our Board of Directors declared the following dividends during the year ended December 31, 2022:

Declaration Date	Record Date	Payment Date	Dividends Per Share
July 28, 2022	September 1, 2022	September 22, 2022	$0.05
October 27, 2022	December 1, 2022	December 15, 2022	$0.05
Dividends accrued for restricted shares are contingent and payable upon vesting of the underlying restricted shares.
Note 14 -- Financial Instruments
The Company is exposed to global market risks, including risks from changes in foreign exchange rates and changes in interest rates. Accordingly, we use derivatives to manage the aforementioned financial exposures that occur in the normal course of business. We do not use derivatives for trading or speculative purposes. By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2022 and 2021, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures and by selection of reputable counterparties. Collateral is generally not required for these types of instruments. See Note 2 for our financial instrument accounting policy.
Our trade receivables do not represent a significant concentration of credit risk at December 31, 2022 and 2021, because we sell to a large number of clients in different geographical locations and industries.
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
We use interest rate swaps to manage the impact of interest rate changes on our earnings. Under the swap agreements, we make monthly payments based on the fixed interest rate and receive monthly payments based on the floating rate. The purpose of the swaps is to mitigate the variation of future cash flows from changes in the floating interest rates on our existing debt. The swaps are designated and accounted for as cash flow hedges. Changes in the fair value of the hedging instruments are recorded in OCI, net of tax, and reclassified to earnings in the same line item associated with the hedged item when the hedged item impacts earnings.
On March 2, 2022, the Company entered into three-year interest rate swaps with an aggregate notional amount of $250 million, effective February 28, 2022 through February 27, 2025. For these swaps, the Company pays a fixed rate of 1.629% and receives the one-month Term SOFR rate.
On March 30, 2021, the Company entered into three-year interest rate swaps with an aggregate notional amount of $1,000 million, effective March 29, 2021 through March 27, 2024. For these swaps, the Company pays a fixed rate of 0.467% and receives the one-month LIBOR rate.
The notional amount of the interest rate swap designated as a cash flow hedging instrument was $1,250 million and $1,000 million at December 31, 2022 and 2021, respectively.
On February 2, 2023, the Company entered into three-year interest rate swaps with an aggregate notional amount of $1,500 million, effective January 27, 2023 through February 8, 2026. For these swaps, the Company pays a fixed rate of 3.695% and receives the one-month LIBOR rate through June 27, 2023 and one-month Term SOFR rate after June 27, 2023 for the remainder of the term.
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
To decrease earnings volatility, we currently hedge substantially all our intercompany balance positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. The underlying transactions and the corresponding foreign exchange forward contracts are marked to market at the end of each quarter and the fair value impacts are reflected within “Non-operating income (expense) – net” in the consolidated statements of operations and comprehensive income (loss). In addition, in connection with the acquisition of Bisnode, we entered into a zero-cost foreign currency collar in October 2020, with a notional amount of SEK 4.8 billion to reduce our foreign currency exposure. Unrealized gain associated with the instrument was $23.5 million at December 31, 2020. We settled the collar on January 8, 2021 with a total realized gain of $21.0 million upon the close of the Bisnode transaction, resulting in a loss of $2.5 million for the year ended December 31, 2021, reflected within “Non-operating income (expense) – net” in the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2022 and December 31, 2021, the notional amounts of our foreign exchange contracts were $455.1 million and $448.5 million, respectively. Realized gains and losses associated with these contracts were $34.1 million and $48.2 million, respectively, for the year ended December 31, 2022; $11.4 million and $10.1 million, respectively, for the year ended December 31, 2021; and $17.4 million and $9.7 million, respectively, for the year ended December 31, 2020. Unrealized gains and losses associated with these contracts were $3.5 million and $0.3 million, respectively, at December 31, 2022; $1.9 million and $0.7 million, respectively, at December 31, 2021; and $2.0 million and $0.9 million, respectively, at December 31, 2020.

Cross-currency interest rate swaps

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency interest rate swaps. Cross currency swaps are designated as net investment hedges of a portion of our foreign investments denominated in the non-U.S. dollar currency. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates, are partly offset by movements in the fair value of our cross-currency swap contracts. The change in the fair value of the swaps in each period is reported in OCI, net of tax. Such amounts will remain in accumulated OCI until the liquidation or substantial liquidation of our investment in the underlying foreign operations. Through the respective maturity dates of each of the swap contracts, we receive monthly fixed-rate interest payments, which are recorded as contra expense within "Interest expense" in the consolidated statements of operations and comprehensive income (loss). During 2022, we entered into various cross currency swaps as discussed below. They are all designated as net investment hedges of a portion of our foreign investments denominated in the Euro currency.

On April 13, 2022, the Company entered into three tranches of cross currency interest rate swaps, each with a notional amount of $125 million (€116 million) at two, three, and four-year terms, where we receive USD coupons at fixed rates of 1.920%, 1.730%, and 1.550%, respectively, and pay EUR coupons of 0%. These swaps were terminated on April 28, 2022. Upon the termination of the swaps, we received $5.8 million, which was reported in OCI for the year ended December 31, 2022 and will remain within accumulated OCI until the period in which a disposal or substantial liquidation of the entities being hedged occurs.

On April 28, 2022, we executed three tranches of cross currency swaps, each with a notional amount of $125 million (€119 million) at two, three, and four-year terms, where we receive USD coupons at fixed rates of 2.187%, 1.997%, and 1.855%, respectively, and pay EUR coupons of 0%. These swaps were terminated on July 15, 2022 and replaced with new swaps with similar notional amounts (see discussion below). Upon the termination of the swaps, we received cash of $14.2 million, which was reported in OCI for the year ended December 31, 2022 and will remain within accumulated OCI until the period in which a disposal or substantial liquidation of the entities being hedged occurs. We also received payments of $1.6 million for the year ended December 31, 2022 which were recorded as contra expense within "Interest expense" in the consolidated statements of operations and comprehensive income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

On July 15, 2022, we executed three tranches of cross currency swaps, each with a notional amount of $125 million (€124 million) at two, three, and four-year terms, where we receive USD coupons at fixed rates of 2.205%, 1.883%, and 1.723%, respectively, and pay EUR coupons of 0%. On the maturity date of each tranche, we will receive the notional amount of $125 million, and pay the counterparty €124 million. For the year ended December 31, 2022, aggregate payments of $3.3 million were recorded as contra expense within "Interest expense" in the consolidated statements of operations and comprehensive income (loss).
Fair Values of Derivative Instruments in the Consolidated Balance Sheets

	Asset derivatives				Liability derivatives
	December 31,				December 31,
	2022		2021		2022		2021
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cash flow hedge derivative:
Interest rate swaps	Other current assets	$65.7	Other current assets	$10.1	Other accrued & current liabilities	$—	Other accrued & current liabilities	$—
Net investment hedge derivative:
Cross-currency swaps	Other current assets	—	Other current assets	—	Other accrued & current liabilities	17.1	Other accrued & current liabilities	—
Total derivatives designated as hedging instruments		$65.7		$10.1		$17.1		$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$3.5	Other current assets	$1.9	Other accrued & current liabilities	$0.3	Other accrued & current liabilities	$0.7
Total derivatives not designated as hedging instruments		$3.5		$1.9		$0.3		$0.7
Total derivatives		$69.2		$12.0		$17.4		$0.7

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss)

	Amount of pre-tax gain or (loss) recognized in OCI on derivative
	Year Ended December 31,
Derivatives designated as hedging instruments	2022	2021	2020
Cash flow hedge derivative:
Interest rate swaps	$55.6	$11.1	$0.9
Net investment hedge derivative:
Cross-currency swaps	$2.9	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

		Amount of gain or (loss) reclassified from accumulated OCI into income
		Year Ended December 31,
Derivatives designated as hedging instruments	Location of gain or (loss) reclassified from accumulated OCI into income	2022	2021	2020
Cash flow hedge derivative:
Interest rate swaps	Interest expense	$13.2	$(3.4)	$(2.8)

		Amount of gain or (loss) recognized in income on derivative
		Year Ended December 31,
Derivatives designated as hedging instruments	Location of gain or (loss) reclassified from accumulated OCI into income	2022	2021	2020
Cash flow hedge derivative:
Interest rate swaps	Interest expense	$13.2	$(3.4)	$(2.8)

		Amount of gain (loss) recognized in income on derivatives
		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	2022	2021	2020
Make-whole derivative liability	Non-operating income (expenses) – net	$—	$—	$(32.8)
Foreign exchange collar	Non-operating income (expenses) – net	$—	$(2.5)	$23.5
Foreign exchange forward contracts	Non-operating income (expenses) – net	$(12.1)	$1.4	$9.0

The net amount related to the interest rate swaps expected to be reclassified into earnings over the next 12 months is approximately $53 million.
Fair Value of Financial Instruments
Our financial assets and liabilities that are reflected in the consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term borrowings and long-term borrowings.
The following table summarizes fair value measurements by level at December 31, 2022 for assets and liabilities measured at fair value on a recurring basis:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Balance at December 31, 2022
Assets:
Cash equivalents (1)	$0.9	$—	$—	$0.9
Other current assets:
Foreign exchange forwards (2)	$—	$3.5	$—	$3.5
Interest rate swap arrangements (3)	$—	$65.7	$—	$65.7
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$0.3	$—	$0.3
Cross-currency swap arrangements (3)	$—	$17.1	$—	$17.1
The following table summarizes fair value measurements by level at December 31, 2021 for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Balance at December 31, 2021
Assets:
Cash equivalents (1)	$1.7	$—	$—	$1.7
Other current assets:
Foreign exchange forwards (2)	$—	$1.9	$—	$1.9
Interest rate swap arrangements (3)	$—	$10.1	$—	$10.1
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$0.7	$—	$0.7
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
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for the year ended December 31, 2022 and the year ended December 31, 2021.
At December 31, 2022 and December 31, 2021, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	December 31,
	2022		2021
	Carrying amount	Fair value	Carrying amount	Fair value
Long-term debt (1)	$454.0	$390.9	$866.4	$924.5
Revolving facility	$50.3	$49.9	$160.0	$162.7
Term loan facility (2)	$3,080.6	$3,085.9	$2,718.4	$2,840.7

(1)Includes the 5.00% Senior Unsecured Notes at December 31, 2022, and the 5.000% Senior Unsecured Notes and the 6.875% Senior Secured Notes at December 31, 2021.
(2)Includes short-term and long-term portions of the Term Loan Facility.

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
Note 15 -- Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”):

	Foreign currency translation adjustments	Net investment hedge derivative	Defined benefit pension plans	Cash flow hedge derivative	Total
Balance, January 1, 2020	$0.9	$—	$(24.0)	$(1.1)	$(24.2)
Other comprehensive income (loss) before reclassifications	25.3	—	(96.0)	(1.4)	(72.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(0.3)	2.1	1.8
Balance, December 31, 2020	$26.2	$—	$(120.3)	$(0.4)	$(94.5)
Other comprehensive income (loss) before reclassifications	(78.8)	—	107.0	4.9	33.1
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	1.4	2.9	4.3
Balance, December 31, 2021	$(52.6)	$—	$(11.9)	$7.4	$(57.1)
Other comprehensive income (loss) before reclassifications	(119.7)	2.0	(46.3)	50.7	(113.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	0.1	(9.7)	(9.6)
Balance, December 31, 2022	$(172.3)	$2.0	$(58.1)	$48.4	$(180.0)
The following table summarizes the reclassifications out of AOCI:

		Amount reclassified from accumulated other comprehensive income (loss)
		Year Ended December 31,
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	2022	2021	2020
Defined benefit pension plans:
Amortization of prior service costs	Other income (expense)- net	$0.1	$(0.4)	$(0.4)
Amortization of actuarial gain/loss	Other income (expense)- net	0.1	2.3	—
Derivative financial instruments:
Interest contracts	Interest expense	(13.2)	3.9	2.8
Total before tax		(13.0)	5.8	2.4
Tax benefit (expense)		3.4	(1.5)	(0.6)
Total reclassifications for the period, net of tax		$(9.6)	$4.3	$1.8

Note 16 -- Acquisitions

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
The table below reflects the aggregate purchase price related to the acquisition and the resulting purchase allocation:

	Amortization life (years)	Initial purchase price allocation at December 31, 2022	Measurement Period Adjustments	Final Purchase Price Allocation at December 31, 2022
Cash		$7.1	$—	$7.1
Accounts receivable		9.3	—	9.3
Other		0.5	—	0.5
Total current assets		16.9	—	16.9
Intangible assets:
Customer relationships	14	20.0	—	20.0
Technology	5	14.0	—	14.0
Trademark	2	1.0	—	1.0
Goodwill	Indefinite	138.3	0.2	138.5
Total assets acquired		$190.2	$0.2	$190.4
Deferred tax liability		5.9	—	5.9
Other liabilities		12.0	0.1	12.1
Total liabilities assumed		17.9	0.1	18.0
Total purchase price		$172.3	$0.1	$172.4
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
The fair values of the acquired assets and liabilities were subject to change within the one-year measurement period. We obtained information to determine the fair values of the net assets acquired at the acquisition date during the measurement period. Since the initial valuation reflected in our financial results as of November 5, 2021, we have adjusted fair value for certain liabilities based on updated information. The measurement period adjustments to the preliminary valuation of assets and liabilities resulted in a net increase of goodwill of $0.2 million during 2022. We have completed the purchase accounting process in the quarter ended December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
NetWise Data, LLC ("NetWise")
On November 15, 2021, we acquired 100% of the outstanding ownership interests in NetWise, a provider of business to business and business to consumer identity graph and audience targeting data, for a purchase price of $69.8 million of which $62.9 million was paid upon the close of the transaction and the remaining $6.9 million will be paid no later than 19 months after the transaction closing date, subject to net working capital adjustment. The transaction was funded by cash on hand. During the year ended December 31, 2022, we made a net working capital adjustment of $0.4 million.
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
The table below reflects the aggregate purchase price related to the acquisition and the resulting purchase allocation:

	Amortization life (years)	Initial purchase price allocation at December 31, 2021	Measurement Period Adjustments	Final Purchase Price Allocation at December 31, 2022
Cash		$2.6	$—	$2.6
Accounts receivable		2.6	—	2.6
Other		0.4	—	0.4
Total current assets		5.6	—	5.6
Intangible assets:
Customer relationships	15	19.8	—	19.8
Technology	5	1.3	—	1.3
Trademark	2	0.2	—	0.2
Database	3	2.2	—	2.2
Goodwill	Indefinite	41.9	3.6	45.5
Total assets acquired		$71.0	$3.6	$74.6
Total liabilities assumed		1.2	3.2	4.4
Total purchase price		$69.8	$0.4	$70.2

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
The fair values of the acquired assets and liabilities were subject to change within the one-year measurement period. We obtained information to determine the fair values of the net assets acquired at the acquisition date during the measurement period. Since the initial valuation reflected in our financial results as of November 15, 2021, we have adjusted fair value for certain liabilities based on updated information. The measurement period adjustments to the preliminary valuation of assets and liabilities resulted in a net increase of goodwill of $3.6 million since the acquisition date. We have completed the purchase accounting process in the quarter ended December 31, 2022.

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
The acquisition was accounted for in accordance with ASC 805 "Business Combinations," as a purchase transaction, and accordingly, the assets and liabilities of the entity were recorded at their estimated fair values at the date of the acquisition. We have included the financial results of Bisnode in our consolidated financial statements since the acquisition date. We had finalized purchase accounting as of December 31, 2021.
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
See Note 17 for the future amortization as of December 31, 2022 associated with intangible assets recognized as a result of acquisitions.

Unaudited Pro Forma Financial Information
The following pro forma statements of operations data presents the combined results of the Company and the acquired businesses during 2021, assuming that all acquisitions had occurred on January 1, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Year Ended December 31,
	2021	2020
Reported revenue	$2,165.6	$1,738.7
Pro forma adjustments:
Pre-acquisition revenue:
Bisnode	4.6	400.0
Eyeota	31.5	31.5
NetWise	8.4	6.8
Adjustments to Bisnode's pre-acquisition revenue related to revenue received from Dun & Bradstreet Holdings, Inc.	—	(21.0)
Adjustments to Dun & Bradstreet's revenue related to revenue received from Bisnode	—	(43.0)
Total pro forma revenue	$2,210.1	$2,113.0

Reported net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(71.7)	$(180.6)
Pro forma adjustments - net of tax effect:
Pre-acquisition net income:
Bisnode	0.8	57.2
Eyeota	(0.3)	(0.3)
NetWise	(1.2)	1.2
Intangible amortization - net of tax benefits	(1.1)	(56.8)
Write off related to pre-existing relationship - net of tax benefits	2.3	(2.3)
Transaction costs - net of tax benefits	3.0	3.5
Pro forma net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(68.2)	$(178.1)
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

Note 17 -- Supplemental Financial Data
Other Non-Current Assets:

	Year Ended December 31,
	2022	2021
Right of use assets (1)	$53.1	$71.9
Prepaid pension assets (2)	4.0	36.6
Investments	24.9	27.2
Other non-current assets	46.2	36.9
Total	$128.2	$172.6
(1)See Note 8 for further detail.
(2)Change from prior year reflected lower over-funded status for certain pension plans primarily due to lower plan asset value at December 31, 2022.

Other Accrued and Current Liabilities:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Year Ended December 31,
	2022	2021
Accrued operating costs	$122.1	$113.5
Accrued interest expense	4.3	12.6
Short-term lease liability (1)	17.7	26.0
Accrued income tax	13.2	16.4
Accrued liability related to the purchase of non-controlling interest (2)	93.7	—
Other accrued liabilities (3)	65.8	29.8
Total	$316.8	$198.3
(1)See Note 8 for further detail.
(2)See further details below within this Note 17.
(3)Higher accrual was primarily due to higher swap liability (see Note 14 for further detail) and higher retention payments.

Other Non-Current Liabilities:

	Year Ended December 31,
	2022	2021
Deferred revenue - long term	$13.9	$13.7
U.S. tax liability associated with the 2017 Act	39.3	44.6
Long-term lease liability (1)	43.9	59.4
Liabilities for unrecognized tax benefits	20.0	19.2
Other	9.7	7.8
Total	$126.8	$144.7
(1)See Note 8 for further detail.

Property, Plant and Equipment - Net:

	December 31,
	2022	2021
Land	$7.7	$7.7

Building and building improvement	$63.3	$61.8
Less: accumulated depreciation	2.4	0.7
Net building and building improvement	$60.9	$61.1

Furniture and equipment	$48.1	$38.2
Less: accumulated depreciation	27.0	19.5
Net furniture and equipment	$21.1	$18.7

Leasehold improvements	$16.2	$16.6
Less: accumulated depreciation	9.0	7.3
Net leasehold improvements	$7.2	$9.3

Property, plant and equipment - net	$96.9	$96.8

Property, plant and equipment depreciation and amortization expense was $13.1 million, $11.9 million and $9.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. We also recorded impairment charges of $0.4 million, $0.2 million and $4.4 million included in selling and administrative expenses in the consolidated statement of operations and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020, respectively, primarily related to leasehold improvements for offices we ceased to occupy.
On June 30, 2021, we completed the purchase of an office building in Jacksonville, Florida for our new global headquarters, with a purchase price of $76.6 million, paid with cash on hand, inclusive of transaction costs of $0.1 million. The transaction was accounted for as an asset acquisition. Total costs of the acquisition were allocated to tangible assets (e.g., land and building) and in-place lease intangible asset based on their relative fair values. The fair values of the land and building are measured as if the building was vacant. The approaches used to value the building components include the cost, sales comparison, and income capitalization approaches. The table below summarizes the allocation of the total purchase price.

	Weighted average amortization period (years)	Purchase price allocation
Land	Indefinite	$7.7
Building	53	57.3
Site improvements	14	2.0
Tenant improvements	9	2.5
In place lease intangibles (1)	9	7.1
Total		$76.6
(1)Related to the acquired lease arrangement associated with the purchase of our headquarters office building in Jacksonville, Florida, reflecting value associated with avoiding the costs of originating an acquired lease.
Computer Software and Goodwill:

	Computer software	Goodwill
December 31, 2020	$437.0	$2,857.9
Acquisition (3)	79.3	675.6
Additions at cost (1) (6)	173.9	—
Amortization	(113.3)	—
Impairment / Write-off	(4.3)	—
Other (2)	(15.2)	(40.2)
December 31, 2021	$557.4	$3,493.3
Acquisition (3)	—	1.3
Additions at cost (1) (6)	220.1	—
Amortization	(124.4)	—
Impairment / Write-off	(1.3)	—
Other (2)	(20.0)	(63.3)
December 31, 2022	$631.8	$3,431.3

Other Intangibles:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Customer relationships	Reacquired rights	Database	Other indefinite-lived intangibles (8)	Other intangibles	Total
December 31, 2020 (4)	$1,912.9	$—	$1,369.4	$1,275.8	$256.7	$4,814.8
Acquisitions (3)	147.8	270.0	113.2	—	1.4	532.4
Additions at cost (5)	—	—	—	4.2	7.6	11.8
Amortization	(259.0)	(26.6)	(188.6)	—	(16.5)	(490.7)
WWN Relationship transfer (7)	—	64.7	—	—	(64.7)	—
Other (2)	(8.4)	(23.4)	(8.9)	—	(3.1)	(43.8)
December 31, 2021 (4)	$1,793.3	$284.7	$1,285.1	$1,280.0	$181.4	$4,824.5
Additions at cost (1)	—	—	—	—	0.7	0.7
Amortization	(240.3)	(18.7)	(173.8)	—	(16.9)	(449.7)
Other (2)	(16.3)	(20.5)	(11.3)	—	(7.3)	(55.4)
December 31, 2022 (4)	$1,536.7	$245.5	$1,100.0	$1,280.0	$157.9	$4,320.1
(1)Primarily related to software-related enhancements on products.
(2)Primarily due to the impact of foreign currency fluctuations.
(3)Related to the acquisitions of Bisnode, Eyeota and NetWise for the year ended December 31, 2021. Amount for the year ended December 31, 2022 was related to the measurement period adjustments for Eyeota and NetWise.
(4)Customer Relationships—Net of accumulated amortization of $988.9 million and $755.1 million as of December 31, 2022 and as of December 31, 2021, respectively.
Reacquired Rights—Net of accumulated amortization of $42.6 million and $25.6 million as of December 31, 2022 and as of December 31, 2021, respectively.
Database—Net of accumulated amortization of $711.4 million and $540.4 million as of December 31, 2022 and as of December 31, 2021, respectively.
Other Intangibles —Net of accumulated amortization of $59.1 million and $44.2 million as of December 31, 2022 and as of December 31, 2021, respectively.
(5)Primarily related to the in-place lease intangibles of $7.1 million recognized associated with the building purchase for our new global headquarters office and an acquired indefinite-lived intangible asset of $4.2 million.
(6)Including $15.0 million non-cash investment of which $10.3 million and $4.7 million were reflected in "Other accrued and current liabilities" and "Other non-current liabilities", respectively, as of December 31, 2022. Including $7.9 million non-cash investment of which $0.9 million, $2.5 million and $4.5 million were reflected in "Other accrued and current liabilities", "Other non-current liabilities" and "Deferred income tax", respectively, as of December 31, 2021.
(7)Reclassification of the net book value of previously recognized WWN relationships intangible asset related to the Bisnode relationship to reacquired rights as a result of the Bisnode acquisition.
(8)Primarily related to the D&B trademark recognized in the Take-Private Transaction
The table below sets forth the future amortization as of December 31, 2022 associated with computer software and other intangibles:

	2023	2024	2025	2026	2027	Thereafter	Total
Computer software	146.6	140.2	128.2	87.8	61.1	67.9	631.8
Customer relationships	223.2	205.2	187.4	169.6	151.8	599.5	1,536.7
Reacquired rights	18.8	18.8	18.8	18.8	18.8	151.5	245.5
Database	161.3	147.9	134.0	120.7	107.5	428.6	1,100.0
Other intangibles	16.6	16.1	16.1	16.0	15.8	77.3	157.9
Total	$566.5	$528.2	$484.5	$412.9	$355.0	$1,324.8	$3,671.9

Allowance for Credit Risks:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

December 31, 2019	$7.6
Additions charged to costs and expenses	8.1
Write-offs	(5.8)
Recoveries	1.8
Other	(0.3)
December 31, 2020	$11.4
Additions charged to costs and expenses	12.3
Write-offs	(8.3)
Recoveries	1.4
Other	(0.3)
December 31, 2021	$16.5
Additions charged to costs and expenses	5.4
Write-offs	(9.3)
Recoveries	2.2
Other	(0.5)
December 31, 2022	$14.3

Deferred Tax Asset Valuation Allowance:

January 1, 2020	$33.8
Additions charged (credited) to costs and expenses	0.5
Additions charged (credited) due to foreign currency fluctuations	2.3
Additions charged (credited) to other accounts	—
December 31, 2020	$36.6
Additions charged (credited) to costs and expenses	4.2
Additions charged (credited) due to foreign currency fluctuations	(1.6)
Additions charged (credited) to other accounts	0.2
December 31, 2021	$39.4
Additions charged (credited) to costs and expenses	0.6
Additions charged (credited) due to foreign currency fluctuations	(3.0)
Additions charged (credited) to other accounts	—
December 31, 2022	$37.0

Non-Controlling Equity Interest:
On November 1, 2022, we purchased the non-controlling equity interest (“NCI”) of our China operations from a third-party entity for RMB 815.4 million, of which RMB 169.1 million, or $23.2 million was paid in November 2022. The remaining balance is expected to be paid within one year and is reported within “Other accrued and current liabilities” as of December 31, 2022. A portion of the liability will be settled with U.S. dollar and was revalued at the exchange rate as of December 31, 2022. We recognized a foreign exchange loss of $4.3 million for the year ended December 31, 2022. As of December 31, 2022, the remaining liability was $93.7 million. The transaction was accounted for as an equity transaction among shareholders, and accordingly, no gain or loss was recognized in consolidated net income or comprehensive income. The carrying amount of the non-controlling interest was written off and the difference between the purchase price and the non-controlling interest of $73.8 million was recognized in additional paid in capital. As a result of the transaction, a cumulative translation adjustment of $3.8 million previously allocated to the NCI was reclassified to the parent entity, or D&B Holdings, Inc.
Other Income (Expense) — Net:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Other income (expense) - net was as follows:

	Year Ended December 31,
	2022	2021	2020
Non-operating pension income (expense) (1)	$42.2	$53.7	$46.2
Change in fair value of make-whole derivative liability (2)	—	—	(32.8)
Debt redemption premium (3)	(16.3)	(29.5)	(50.1)
Miscellaneous other income (expense) – net (4)	(12.0)	(9.3)	25.1
Other income (expense) – net	$13.9	$14.9	$(11.6)
(1)Changes in year-over-year non-operating pension income was primarily attributable to changes in interest cost, driven by the fluctuation in discount rates.
(2)Related to the make-whole provision associated with the Series A Preferred Stock. See Note 1 for further detail.
(3)For the year ended December 31, 2022, debt redemption premium was related to the repayment of then-existing 6.875% Senior Secured Notes. For the year ended December 31, 2021, debt redemption premium was related to the repayment of then-existing 10.250% Senior Unsecured Notes. For the year ended December 31, 2020, $30.8 million was related to the partial repayment of then-existing 10.250% Senior Unsecured Notes and $19.3 million was related to the repayment of then-existing 6.875% Senior Secured Notes.
(4)The change in Miscellaneous Other Income - net for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by fees incurred for the Accounts Receivable Securitization Facility, including fees for administrative responsibilities. See
Note 7 for further discussion. The change in Miscellaneous Other Income - net for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by a gain recorded in the 2020 associated with the change in fair value related to the foreign currency collar we entered into in connection with the Bisnode acquisition and higher foreign currency exchange gains in the 2020 related to the revaluation of our intercompany loans.

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
We use EBITDA as the primary profitability measure for making decisions regarding ongoing operations. We define adjusted EBITDA as net income (loss) attributable to Dun & Bradstreet Holdings, Inc. excluding the following items: (i) depreciation and amortization; (ii) interest expense and income; (iii) income tax benefit or provision; (iv) other non-operating expenses or income; (v) equity in net income of affiliates; (vi) net income attributable to non-controlling interests; (vii) equity-based compensation; (viii) restructuring charges; (ix) merger and acquisition-related operating costs; (x) transition costs primarily consisting of non-recurring expenses associated with transformational and integration activities, as well as incentive expenses associated with our synergy program; and (xi) other adjustments primarily related to non-cash charges and gains, including impairment charges and adjustments as the result of the application of purchase accounting mainly related to the deferred commission cost amortization associated with the Take-Private Transaction and revenue adjustment associated with the Bisnode acquisition. In addition, other adjustments also include non-recurring charges such as legal expense associated with significant legal and regulatory matters. Our client solution sets are Finance & Risk and Sales & Marketing. Inter-segment sales are immaterial, and no single client accounted for 10% or more of our total revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Year Ended December 31,
	2022	2021	2020
Revenue:
North America	$1,587.1	$1,499.4	$1,460.0
International	637.5	671.0	299.8
Corporate and other (1)	—	(4.8)	(21.1)
Consolidated total	$2,224.6	$2,165.6	$1,738.7
(1)Corporate and other includes revenue adjustment of $4.8 million recorded in accordance with GAAP to the International segment due to the timing of the completion of the Bisnode acquisition for the year ended December 31, 2021, deferred revenue purchase accounting adjustments recorded in accordance with GAAP related to the Take-Private Transaction and acquisitions of $21.1 million for the year ended December 31, 2020.

	Year Ended December 31,
	2022	2021	2020
Adjusted EBITDA:
North America	$718.0	$715.3	$696.2
International	202.2	194.1	91.0
Corporate and other (1)	(56.7)	(62.3)	(75.8)
Consolidated total	$863.5	$847.1	$711.4
Depreciation and amortization	(587.2)	(615.9)	(537.8)
Interest expense - net	(191.0)	(205.7)	(270.4)
Dividends allocated to preferred stockholders	—	—	(64.1)
Benefit (provision) for income taxes	28.8	(23.4)	112.4
Other income (expense) - net	13.9	14.9	(11.6)
Equity in net income of affiliates	2.5	2.7	2.4
Net income (loss) attributable to non-controlling interest	(6.4)	(5.8)	(4.9)
Equity-based compensation	(66.0)	(33.3)	(45.1)
Restructuring charges	(20.5)	(25.1)	(37.3)
Merger and acquisition-related operating costs	(23.4)	(14.1)	(14.1)
Transition costs	(24.4)	(11.6)	(31.9)
Other adjustments (2)	7.9	(1.5)	10.4
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(2.3)	$(71.7)	$(180.6)

(1)Corporate and other includes revenue adjustment of $4.8 million recorded in accordance with GAAP to the International segment due to the timing of the completion of the Bisnode acquisition for the year ended December 31, 2021, deferred revenue purchase accounting adjustments recorded in accordance with GAAP related to the Take-Private Transaction and acquisitions of $21.1 million for the year ended December 31, 2020.
(2)Adjustments for 2022, 2021 and 2020 were primarily related to non-cash purchase accounting adjustments for deferred commission costs associated with the Take-Private Transaction and non-recurring legal reserve adjustments related to the FTC matter in 2022 and 2021 and an environmental matter in 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Year Ended December 31,
	2022	2021	2020
Depreciation and amortization:
North America	$71.4	$60.2	$46.3
International	15.0	12.1	8.3
Total segments	86.4	72.3	54.6
Corporate and other (1)	500.8	543.6	483.2
Consolidated total	$587.2	$615.9	$537.8
Capital expenditures:
North America (2)	$8.5	$81.1	$1.9
International	4.0	5.1	5.8
Total segments	12.5	86.2	7.7
Corporate and other	0.1	0.1	0.1
Consolidated total	$12.6	$86.3	$7.8
Additions to computer software and other intangibles:
North America (3)	$161.8	$144.0	$107.4
International	30.5	25.8	6.4
Total segments	192.3	169.8	113.8
Corporate and other	13.0	0.9	1.4
Consolidated total	$205.3	$170.7	$115.2

(1)Depreciation and amortization for Corporate and other includes incremental amortization resulting from the Take-Private Transaction and recent acquisitions.
(2)Higher capital expenditures for North America for the year ended December 31, 2021 was primarily due to the $76.6 million purchase of an office building for our new global headquarters in June 2021. See Note 17 for further discussion.
(3)In-place lease intangibles of $7.1 million for the year ended December 31, 2021 related to the building purchase for our new global headquarters office are included in capital expenditures. See Note (2) above.

Supplemental Geographic and Customer Solution Set Information:

	December 31,
	2022	2021
Assets:
North America	$7,919.4	$8,232.2
International	1,552.5	1,765.0
Consolidated total	$9,471.9	$9,997.2

Goodwill:
North America	$2,929.6	$2,928.4
International	501.7	564.9
Consolidated total	$3,431.3	$3,493.3

Other intangibles:
North America	$3,805.7	$4,186.2
International	514.4	638.3
Consolidated total	$4,320.1	$4,824.5

Other long-lived assets (excluding deferred income tax):
North America	$809.1	$713.4
International	191.5	229.5
Consolidated total	$1,000.6	$942.9
Total long-lived assets	$8,752.0	$9,260.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Year Ended December 31,
Customer Solution Set Revenue:	2022	2021	2020

North America (1):
Finance & Risk	$866.9	$834.7	$811.2
Sales & Marketing	720.2	664.7	648.8
Total North America	$1,587.1	$1,499.4	$1,460.0
International:
Finance & Risk	$419.1	$430.3	$244.0
Sales & Marketing	218.4	240.7	55.8
Total International	$637.5	$671.0	$299.8
Corporate and other:
Finance & Risk	$—	$(2.2)	$(10.8)
Sales & Marketing	—	(2.6)	(10.3)
Total Corporate and other	$—	$(4.8)	$(21.1)
Total Revenue:
Finance & Risk	$1,286.0	$1,262.8	$1,044.4
Sales & Marketing	938.6	902.8	694.3
Total Revenue	$2,224.6	$2,165.6	$1,738.7
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
Our Chief Executive Officer Anthony Jabbour also served as the Chairman and Chief Executive Officer of Black Knight until May 16, 2022, at which time he transitioned to the role of Executive Chairman of the board of Black Knight. Mr. Jabbour is also a member of the board of directors of Paysafe Limited ("Paysafe"). Additionally, William P. Foley II, our Chairman of the board, also serves as Chairman of Cannae Holdings and formerly served as Chairman of Black Knight. Richard N. Massey, a member of the Company’s board of directors, serves as Chief Executive Officer and as a director of Cannae Holdings. Certain of our key employees have dual responsibilities among the Investor Consortium.
In June 2021, we entered into a five-year agreement with Black Knight. Pursuant to the agreement, D&B will receive total data license fees of approximately $24 million over a five-year period. Also over the five-year period, Black Knight is engaged to provide certain products and data, as well as professional services for an aggregate fee of approximately $34 million. In addition, D&B and Black Knight will jointly market certain solutions and data. The agreement was approved by our Audit Committee. We incurred operating expenses of $2.0 million and $1.9 million for the years ended December 31, 2022 and 2021, respectively. We recognized $4.6 million and $4.5 million of revenue for the years ended December 31, 2022 and 2021, respectively. We included payments to Black Knight of $2.7 million and $2.6 million within "Other prepaid" at December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, we included a receivable from Black Knight of $0.8 million within "Accounts receivable" and a liability to Black Knight of $2.6 million, of which $0.9 million was within "Other accrued and current liabilities" and $1.7 million was within "Other non-current liabilities." As of December 31, 2021, we included a receivable from Black Knight of $0.2 million within "Accounts receivable" and a liability to Black Knight of $3.4 million, of which $0.9 million was within "Other accrued and current liabilities" and $2.5 million was within "Other non-current liabilities."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
On December 13, 2022, Paysafe signed a 63 month lease agreement with D&B for the occupancy of the fourth floor of our headquarters building in Jacksonville, Florida. Total rental payments over the lease term will aggregate to $4.2 million.
In September 2021, we entered into a 10-year agreement with Paysafe. Pursuant to the agreement, D&B provides data license and risk management solution services to Paysafe. The agreement is cancellable by either party without penalty at each annual anniversary of the contract effective date by providing written notice not less than 90 days prior to the anniversary date. The agreement was approved by our Audit Committee. In connection with the agreements associated with Paysafe, we recognized revenue of $10.4 million and $4.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we included a receivable from Paysafe of $3.6 million and $4.1 million, respectively, within "Accounts receivable." We recorded a liability to Paysafe of $0.1 million at December 31, 2022 within "Other non-current liabilities" and a liability to Paysafe of $1.2 million at December 31, 2021 within "Other accrued and current liabilities."

In connection with the IPO transaction, the Originating Sponsors agreed to waive certain anti-dilution rights they had pursuant to the Star Parent Partnership Agreement and to terminate such provision following the offering. In exchange for such waiver and termination, we made a payment of $30.0 million to the Originating Sponsors upon the closing of the IPO transaction on July 6, 2020. In addition, on June 30, 2020, each of Mr. Foley and Mr. Chu received options to purchase 2,080,000 shares of our common stock at an exercise price equal to the initial public offering price. The options were fully vested upon grant. The options were valued at $20.0 million, which was reflected in "Selling and administrative expenses" for the year ended December 31, 2020.

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

On January 1, 2020, the Company entered into a three-year service agreement with Trasimene Capital Management, LLC (the “Advisor”), an entity affiliated with Cannae Holdings, and controlled by Mr. Foley. The agreement is subject to renewal. Pursuant to the agreement, the Advisor provides the Company strategic advisory services, in exchange for transaction fees that are calculated based on 1% of the value of each transaction for which the Advisor performs services. Under the service agreement, the Company is also obligated to reimburse the reasonable and documented out-of-pocket expenses incurred by the Advisor. We did not incur costs associated with this agreement in both 2022 and 2021. We incurred costs of $0.4 million for transaction fees to the Advisor for the year ended December 31, 2020.
In the normal course of business, we reimburse affiliates for certain travel costs incurred by Dun & Bradstreet Holdings, Inc. executives and board members.

Note 20 -- Contractual Obligations
Technology, Data and Other Service Agreements
We have various contractual commitments in the normal course of business primarily related to information technology and data processing service, technology support for product application development and global system maintenance. The purchase obligation as of December 31, 2022 is approximately $1,599 million.

Worldwide Network Alliance Agreements
We have entered into commercial service agreements with our third-party Worldwide Network Alliances with various terms ranging from five to 10 years. These agreements provide us access to certain international data and services from our partners in order to serve our global clients. Effective January 1, 2020, we renegotiated our agreements with our Worldwide Network Alliances, which expanded our buying capacity. At December 31, 2022, total payments to our Worldwide Network Alliances over the remaining terms of all agreements aggregate to approximately $492 million.
The following table quantifies our future contractual obligations as discussed above as of December 31, 2022:

	2023	2024	2025	2026	2027	Thereafter	Total
Commitments to purchase obligations	$356.7	$276.1	$251.3	$253.9	$216.9	$736.2	$2,091.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
The table above excludes our obligations with respect to debt, accounts receivable securitization facility, leases, contingent liabilities, unrecognized tax benefits and pension obligations for which funding requirements are uncertain. Our obligations with respect to debt, accounts receivable securitization facility, leases, contingent liabilities, unrecognized tax benefits, and pension obligations are described in Notes 6, 7, 8, 9, 10 and 11, respectively, to our consolidated financial statements.

Note 21 -- Subsequent Event

On February 9, 2023, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock. The dividend will be payable on March 16, 2023, to shareholders of record as of March 2, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

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

2.1
Agreement and Plan of Merger dated as of August 8, 2018, by and among The Dun & Bradstreet Corporation, Star Parent, L.P. and Star Merger Sub, Inc. (filed as Exhibit 2.1 to The Dun & Bradstreet Corporation's Current Report on Form 8- K filed on August 9, 2018) (SEC File No. 001-15967).*

3.1
Amended and Restated Certificate of Incorporation of Dun & Bradstreet Holdings, Inc., filed with the Secretary of State of the State of Delaware on July 2, 2020 (filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020) (SEC File No. 001-39361).*

3.2
Amended and Restated Bylaws of Dun & Bradstreet Holdings, Inc., effective July 2, 2020 (filed as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed by Dun & Bradstreet Holdings, Inc. on February 25, 2021) (SEC File No. 001-39361).*

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020) (SEC File No. 333-239050).*

4.2
Letter Agreement regarding voting, dated as of June 30, 2020 (filed as Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed by Dun & Bradstreet Holdings, Inc. on February 25, 2021) (SEC File No. 001-39361).*

4.3
Registration Rights Agreement, dated July 6, 2020, by and among Dun & Bradstreet Holdings, Inc., Star Parent, L.P. and each of the persons listed on the signature pages thereto (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed by Dun & Bradstreet Holdings, Inc. on February 25, 2021) (SEC File No. 001-39361).*

4.4
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed by Dun & Bradstreet Holdings, Inc. on February 25, 2021) (SEC File No. 001-39361).*

10.1
Credit Agreement, dated February 8, 2019, among Star Merger Sub, Inc. (to be merged with and into The Dun & Bradstreet Corporation), Star Intermediate III, LLC and Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, and the financial institutions party thereto, as Joint Lead Arrangers and Joint Bookrunners and as Senior Managing Agents (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.2
First Amendment to the Credit Agreement, dated as of February 10, 2020, to the Credit Agreement dated as of February 8, 2019, among The Dun & Bradstreet Corporation, Star Intermediate III, LLC and Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, and the financial institutions party thereto (filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.3
Amendment No. 2 to the Credit Agreement, dated as of September 11, 2020, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on September 14, 2020) (SEC File No. 001-39361).*

10.4
Amendment No. 3 to the Credit Agreement, dated as of November 18, 2020, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on November 19, 2020) (SEC File No. 001-39361).*

10.5
Amendment No. 4 to the Credit Agreement, dated as of January 27, 2021, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on January 28, 2021) (SEC File No. 001-39361).*

10.6
Amendment No. 5 to the Credit Agreement, dated as of January 18, 2022, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on January 18, 2022) (SEC File No. 001-39261).*

10.7
Indenture, dated December 20, 2021, by and among The Dun & Bradstreet Corporation, the guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on December 20, 2021) (SEC File No. 001-39261).*

10.8
Employment Agreement by and between Anthony M. Jabbour and The Dun & Bradstreet Corporation, dated February 8, 2019 (filed as Exhibit 10.9 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.9
Amendment to the Employment Agreement by and between Anthony M. Jabbour and The Dun & Bradstreet Corporation, dated as of June 18, 2020 (filed as Exhibit 10.10 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.10
Employment Agreement by and between Bryan T. Hipsher and The Dun & Bradstreet Corporation, dated February 8, 2019 (filed as Exhibit 10.13 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.11
Amendment to the Employment Agreement by and between Bryan T. Hipsher and The Dun & Bradstreet Corporation, dated as of June 18, 2020 (filed as Exhibit 10.14 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.12
Employment Agreement by and between Joe A. Reinhardt III and The Dun & Bradstreet Corporation, dated February 8, 2019 (filed as Exhibit 10.15 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.13
Amendment to the Employment Agreement by and between Joe A. Reinhardt III and The Dun & Bradstreet Corporation, dated as of June 18, 2020 (filed as Exhibit 10.16 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.14
Employment Agreement by and between The Dun & Bradstreet Corporation and Neeraj Sahai, effective as of June 30, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on June 7, 2022) (SEC File No. 001-39361).*†

10.15
Employment Agreement by and between The Dun & Bradstreet Corporation and Virginia Green Gomez, effective as of September 23, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on September 27, 2022) (SEC File No. 001-39361).*†

10.16
2019 Long Term Incentive Plan for Executive Employees (filed as Exhibit 10.13 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*†

10.17	Dun & Bradstreet 2020 Omnibus Incentive Plan (filed as Exhibit 99.1 to the Registration Statement on Form S-8 filed by Dun & Bradstreet Holdings, Inc. on July 2, 2020) (SEC File No. 333-239655).*†

10.18
Form of Grant Agreement for Performance and Time Based Restricted Stock Awards under the Agreement under Dun & Bradstreet 2020 Omnibus Plan (filed as Exhibit 10.20 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020) (SEC File No. 333-239050).*†

10.19
Form of Grant Agreement for Time Based Restricted Stock Awards under the Agreement under Dun & Bradstreet 2020 Omnibus Plan (filed as Exhibit 10.21 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020) (SEC File No. 333-239050).*†

10.20
Form of Grant Agreement for Stock Option Awards under the Agreement under Dun & Bradstreet 2020 Omnibus Plan (filed as Exhibit 10.22 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020) (SEC File No. 333-239050).*†

10.21
Notice and Restricted Stock Award Agreement for 2021 Time-based and Performance-based Restricted Stock Awards (Executives) (filed as Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed by Dun & Bradstreet Holdings, Inc. on February 24, 2022) (SEC File No. 001-39361).*†

10.22
Notice and Restricted Stock Award Agreement for 2021 Time-based Restricted Stock Awards (Directors) (filed as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed by Dun & Bradstreet Holdings, Inc. on February 24, 2022) (SEC File No. 001-39361).*†

10.23	Notice and Restricted Stock Award Agreement for 2022 Time-based and Performance-based Restricted Stock Awards (Executives).

10.24	Notice and Restricted Stock Award Agreement for 2022 Time-based Restricted Stock Awards (Directors)

10.25
Notice of Global Stock Option Agreement for 2022 Stock Option Awards (Retention) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Dun & Bradstreet Holdings, Inc. on November 3, 2022) (SEC File No. 001-39361).*†

10.26
Dun & Bradstreet Employee Stock Purchase Plan (filed as Exhibit 99.1 to the Registration Statement on Form S-8 filed by Dun & Bradstreet Holdings, Inc. on December 1, 2020) (SEC File No. 333-251049).*†

10.27
Services Agreement, dated as of February 8, 2019, among The Dun and Bradstreet Corporation, MVB Management, LLC, and THL Managers VIII, LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Dun & Bradstreet Holdings, Inc. on August 6, 2020) (SEC File No. 001-39361).*

21.1	List of subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from Dun & Bradstreet Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statement of Operations and Comprehensive Income (Loss), (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder Equity (Deficit), and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101)
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
Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY M. JABBOUR	Chief Executive Officer and Director	February 23, 2023
Anthony M. Jabbour	(Principal Executive Officer)

/s/ BRYAN T. HIPSHER	Chief Financial Officer	February 23, 2023
Bryan T. Hipsher	(Principal Financial Officer)

/s/ ANTHONY PIETRONTONE	Chief Accounting Officer	February 23, 2023
Anthony Pietrontone	(Principal Accounting Officer)

/s/ WILLIAM P. FOLEY II	Chairman of the Board	February 23, 2023
William P. Foley II

/s/ ELLEN R. ALEMANY	Director	February 23, 2023
Ellen R. Alemany

/s/ DOUGLAS K. AMMERMAN	Director	February 23, 2023
Douglas K. Ammerman

/s/ CHINH E. CHU	Director	February 23, 2023
Chinh E. Chu

/s/ THOMAS M. HAGERTY	Director	February 23, 2023
Thomas M. Hagerty

/s/ KEITH J. JACKSON	Director	February 23, 2023
Keith J. Jackson

/s/ RICHARD N. MASSEY	Director	February 23, 2023
Richard N. Massey

/s/ JAMES A. QUELLA	Director	February 23, 2023
James A. Quella

/s/ GANESH B. RAO	Director	February 23, 2023
Ganesh B. Rao