Form 10-Q
period 2023-06-30
Dun & Bradstreet Holdings, Inc.
filed 2023-08-03
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 439,226,023 shares outstanding of the Registrant's common stock as of July 28, 2023.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2023

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue	$554.7	$537.3	$1,095.1	$1,073.3
Cost of services (exclusive of depreciation and amortization)	205.0	181.6	400.9	358.3
Selling and administrative expenses	183.6	176.6	370.6	364.8
Depreciation and amortization	145.0	147.0	290.4	296.4
Restructuring charges	4.6	2.4	8.8	7.7
Operating costs	538.2	507.6	1,070.7	1,027.2
Operating income (loss)	16.5	29.7	24.4	46.1
Interest income	1.1	0.3	2.5	0.6
Interest expense	(56.1)	(41.9)	(111.4)	(89.1)
Other income (expense) - net	1.5	11.2	2.1	1.9
Non-operating income (expense) - net	(53.5)	(30.4)	(106.8)	(86.6)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(37.0)	(0.7)	(82.4)	(40.5)
Less: provision (benefit) for income taxes	(17.5)	(0.1)	(29.3)	(9.4)
Equity in net income of affiliates	0.7	0.6	1.5	1.3
Net income (loss)	(18.8)	—	(51.6)	(29.8)
Less: net (income) loss attributable to the non-controlling interest	(0.6)	(1.8)	(1.5)	(3.3)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(19.4)	$(1.8)	$(53.1)	$(33.1)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.04)	$—	$(0.12)	$(0.08)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.04)	$—	$(0.12)	$(0.08)
Weighted average number of shares outstanding-basic	430.5	429.1	430.0	429.0
Weighted average number of shares outstanding-diluted	430.5	429.1	430.0	429.0
Other comprehensive income (loss), net of income taxes:
Net income (loss)	$(18.8)	$—	$(51.6)	$(29.8)
Foreign currency adjustments:
Foreign currency translation adjustments, net of tax (1)	$(8.2)	$(90.6)	$(1.8)	$(126.9)
Net investment hedge derivative, net of tax (2)	(4.3)	5.5	(6.7)	5.5
Cash flow hedge derivative, net of tax expense (benefit) (3)	18.4	7.3	7.7	30.9
Defined benefit pension plans:
Prior service credit (cost), net of tax expense (benefit) (4)	(0.1)	(0.1)	(0.2)	(0.2)
Net actuarial gain (loss), net of tax expense (benefit) (5)	(0.5)	—	(1.1)	—
Total other comprehensive income (loss), net of tax	$5.3	$(77.9)	$(2.1)	$(90.7)
Comprehensive income (loss), net of tax	$(13.5)	$(77.9)	$(53.7)	$(120.5)
Less: comprehensive (income) loss attributable to the non-controlling interest	(0.6)	1.7	(1.6)	0.2
Comprehensive income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(14.1)	$(76.2)	$(55.3)	$(120.3)
(1)Tax Expense (Benefit) of $0.9 million and $(2.0) million for the three months ended June 30, 2023 and 2022, respectively. Tax Expense (Benefit) of $7.1 million and $(2.9) million for the six months ended June 30, 2023 and 2022, respectively.
(2)Tax Expense (Benefit) of $(1.5) million and $2.0 million for the three months ended June 30, 2023 and 2022, respectively. Tax Expense (Benefit) of $(2.4) million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively.
(3)Tax Expense (Benefit) of $6.5 million and $2.7 million for the three months ended June 30, 2023 and 2022, respectively. Tax Expense (Benefit) of $2.7 million and $11.4 million for the six months ended June 30, 2023 and 2022, respectively.
(4)Tax Expense (Benefit) of less than $(0.1) million for the three months ended June 30, 2023 and 2022. Tax Expense (Benefit) of less than $(0.1) million and $(0.1) million for the six months ended June 30, 2023 and 2022, respectively.
(5)Tax Expense (Benefit) of less than $(0.1) million for the three months ended June 30, 2023. Tax Expense (Benefit) of less than $(0.1) million for the six months ended June 30, 2023.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$260.6	$208.4
Accounts receivable, net of allowance of $17.1 at June 30, 2023 and $14.3 at December 31, 2022 (Notes 3 and 6)	188.5	271.6
Prepaid taxes	61.5	57.7
Other prepaids	83.1	77.2
Other current assets (Note 3 and 13)	96.4	89.0
Total current assets	690.1	703.9
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $38.7 at June 30, 2023 and $38.4 at December 31, 2022	98.5	96.9
Computer software, net of accumulated amortization of $423.4 at June 30, 2023 and $348.8 at December 31, 2022 (Note 15)	656.7	631.8
Goodwill (Notes 15 and 16)	3,422.4	3,431.3
Other intangibles (Notes 15 and 16)	4,113.3	4,320.1
Deferred costs (Note 3)	148.7	143.7
Other non-current assets (Note 7)	137.5	144.2
Total non-current assets	8,577.1	8,768.0
Total assets	$9,267.2	$9,471.9
Liabilities
Current liabilities
Accounts payable	$79.3	$80.5
Accrued payroll	72.5	109.5
Short-term debt (Note 5)	32.7	32.7
Deferred revenue (Note 3)	598.9	563.1
Other accrued and current liabilities (Note 7)	191.2	316.8
Total current liabilities	974.6	1,102.6
Long-term pension and postretirement benefits (Note 10)	146.9	158.2
Long-term debt (Note 5)	3,613.0	3,552.2
Deferred income tax	958.2	1,023.7
Other non-current liabilities (Note 7)	124.9	126.8
Total liabilities	5,817.6	5,963.5
Commitments and contingencies (Note 8)

Equity
Common Stock, $0.0001 par value per share, authorized—2,000,000,000 shares; 440,118,975 shares issued and 439,232,055 shares outstanding at June 30, 2023 and 436,604,447 shares issued and 435,717,527 shares outstanding at December 31, 2022	—	—
Capital surplus	4,438.6	4,443.7
Accumulated deficit	(817.2)	(764.1)
Treasury Stock, 886,920 shares at both June 30, 2023 and December 31, 2022	(0.3)	(0.3)
Accumulated other comprehensive loss	(182.2)	(180.0)
Total stockholder equity	3,438.9	3,499.3
Non-controlling interest	10.7	9.1
Total equity	3,449.6	3,508.4
Total liabilities and stockholder equity	$9,267.2	$9,471.9

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows provided by (used in) operating activities:
Net income (loss)	$(51.6)	$(29.8)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	290.4	296.4
Amortization of unrecognized pension loss (gain)	(1.4)	(0.2)
Debt early redemption premium expense	—	16.3
Deferred debt issuance costs amortization and write-off	8.4	15.3
Equity-based compensation expense	45.3	26.0
Restructuring charge	8.8	7.7
Restructuring payments	(8.8)	(7.3)
Changes in deferred income taxes	(74.5)	(60.3)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	86.5	68.1
(Increase) decrease in prepaid taxes, other prepaids and other current assets	(9.8)	(29.6)
Increase (decrease) in deferred revenue	42.5	29.8
Increase (decrease) in accounts payable	(8.0)	(3.5)
Increase (decrease) in accrued payroll	(28.0)	(50.5)
Increase (decrease) in other accrued and current liabilities	(54.3)	(22.1)
(Increase) decrease in other long-term assets	2.6	(4.6)
Increase (decrease) in long-term liabilities	(28.4)	(35.5)
Net, other non-cash adjustments	(5.1)	0.3
Net cash provided by (used in) operating activities	214.6	216.5
Cash flows provided by (used in) investing activities:
Acquisitions of businesses, net of cash acquired	—	(0.5)
Cash settlements of foreign currency contracts and net investment hedge	13.6	(6.2)
Capital expenditures	(2.6)	(7.5)
Additions to computer software and other intangibles	(91.9)	(91.7)
Other investing activities, net	(0.3)	2.5
Net cash provided by (used in) investing activities	(81.2)	(103.4)
Cash flows provided by (used in) financing activities:
Payment for debt early redemption premiums	—	(16.3)
Payments of dividends (1)	(43.0)	—
Payment of long term debt	—	(420.0)
Proceeds from borrowings on Credit Facility	272.6	116.8
Proceeds from borrowings on Term Loan Facility	—	460.0
Payments of borrowings on Credit Facility	(203.9)	(181.8)
Payments of borrowing on Term Loan Facility	(16.4)	(15.2)
Payment of debt issuance costs	—	(7.4)
Payment for purchase of non-controlling interests	(85.9)	—
Other financing activities, net (2)	(11.4)	(0.8)
Net cash provided by (used in) financing activities	(88.0)	(64.7)
Effect of exchange rate changes on cash and cash equivalents	6.8	(10.0)
Increase (decrease) in cash, cash equivalents and restricted cash	52.2	38.4
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	208.4	177.1
Cash, Cash Equivalents and Restricted Cash, End of Period	$260.6	$215.5

Supplemental Disclosure of Cash Flow Information:
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$260.6	$209.6
Restricted cash included within other current assets (3)	—	5.9
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$260.6	$215.5

Cash Paid for:
Income taxes payment (refund), net	$63.4	$84.3
Interest	$103.0	$83.4
Noncash Investing and Financing activities:
Fair value of acquired assets, including measurement period adjustments	$—	$0.5
Unpaid purchase price accrued in "Other accrued and current liabilities"	—	(0.5)
Assumed liabilities from acquired businesses including non-controlling interest and measurement period adjustments	$—	$—

Noncash additions to computer software - net of cash paid for prior year noncash additions	$4.5	$14.0
(1)Payments of dividends for the six months ended June 30, 2023 are related to quarterly common stock dividends.
(2)Primarily related to payments for finance lease assets. See further details in Note 16.
(3)Restricted cash represents funds set aside associated with the Federal Trade Commission Consent Order to provide refunds to certain former and current customers. See Note 9 on Form 10-K filed with the SEC on February 23, 2023 for further detail.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Stockholder Equity
(In millions)
(Unaudited)

	Common stock	Capital surplus	(Accumulated deficit) Retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholder equity	Non-controlling interest	Total equity

Six months ended June 30, 2022
Balance, January 1, 2022	$—	$4,500.4	$(761.8)	$(0.3)	$(52.6)	$(11.9)	$7.4	$3,681.2	$64.1	$3,745.3
Net income (loss)	—	—	(33.1)	—	—	—	—	(33.1)	3.3	(29.8)
Equity-based compensation plans	—	21.2	—	—	—	—	—	21.2	—	21.2
Pension adjustments, net of tax benefit of $0.1	—	—	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Change in cumulative translation adjustment, net of tax benefit of $2.9	—	—	—	—	(123.4)	—	—	(123.4)	(3.5)	(126.9)
Net investment hedge derivative, net of tax expense of $2.0	—	—	—	—	5.5	—	—	5.5	—	5.5
Cash flow hedge derivative, net of tax expense of $11.4	—	—	—	—	—	—	30.9	30.9	—	30.9
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance, June 30, 2022	$—	$4,521.6	$(794.9)	$(0.3)	$(170.5)	$(12.1)	$38.3	$3,582.1	$63.6	$3,645.7
Three months ended June 30, 2022
Balance, March 31, 2022	$—	$4,506.8	$(793.1)	$(0.3)	$(88.9)	$(12.0)	$31.0	$3,643.5	$65.4	$3,708.9
Net income (loss)	—	—	(1.8)	—	—	—	—	(1.8)	1.8	—
Equity-based compensation plans	—	14.8	—	—	—	—	—	14.8	—	14.8
Pension adjustments, net of tax benefit of less than $0.1	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Change in cumulative translation adjustment, net of tax benefit of $2.0	—	—	—	—	(87.1)	—	—	(87.1)	(3.5)	(90.6)
Net investment hedge derivative, net of tax expense of $2.0	—	—	—	—	5.5	—	—	5.5	—	5.5
Cash flow hedge derivative, net of tax expense of $2.7	—	—	—	—	—	—	7.3	7.3	—	7.3
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, June 30, 2022	$—	$4,521.6	$(794.9)	$(0.3)	$(170.5)	$(12.1)	$38.3	$3,582.1	$63.6	$3,645.7

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholder equity	Non-controlling interest	Total equity
Six months ended June 30, 2023
Balance, January 1, 2023	$—	$4,443.7	$(764.1)	$(0.3)	$(170.3)	$(58.1)	$48.4	$3,499.3	$9.1	$3,508.4
Net income (loss)	—	—	(53.1)	—	—	—	—	(53.1)	1.5	(51.6)
Equity-based compensation plans	—	38.6	—	—	—	—	—	38.6	—	38.6
Dividends declared (1)	—	(43.7)	—	—	—	—	—	(43.7)	—	(43.7)
Pension adjustments, net of tax benefit of $0.1	—	—	—	—	—	(1.3)	—	(1.3)	—	(1.3)
Change in cumulative translation adjustment, net of tax expense of $7.1	—	—	—	—	(1.9)	—	—	(1.9)	0.1	(1.8)
Net investment hedge derivative, net of tax benefit of $2.4	—	—	—	—	(6.7)	—	—	(6.7)	—	(6.7)
Cash flow hedge derivative, net of tax expense of $2.7	—	—	—	—	—	—	7.7	7.7	—	7.7
Balance, June 30, 2023	$—	$4,438.6	$(817.2)	$(0.3)	$(178.9)	$(59.4)	$56.1	$3,438.9	$10.7	$3,449.6
Three months ended June 30, 2023
Balance, March 31, 2023	$—	$4,436.4	$(797.8)	$(0.3)	$(166.4)	$(58.8)	$37.7	$3,450.8	$10.1	$3,460.9
Net income (loss)	—	—	(19.4)	—	—	—	—	(19.4)	0.6	(18.8)
Equity-based compensation plans	—	24.1	—	—	—	—	—	24.1	—	24.1
Dividends declared (1)	—	(21.9)	—	—	—	—	—	(21.9)	—	(21.9)
Pension adjustments, net of tax benefit of less than $0.1	—	—	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Change in cumulative translation adjustment, net of tax expense of $0.9	—	—	—	—	(8.2)	—	—	(8.2)	—	(8.2)
Net investment hedge derivative, net of tax benefit of $1.5	—	—	—	—	(4.3)	—	—	(4.3)	—	(4.3)
Cash flow hedge derivative, net of tax expense of $6.5	—	—	—	—	—	—	18.4	18.4	—	18.4
Balance, June 30, 2023	$—	$4,438.6	$(817.2)	$(0.3)	$(178.9)	$(59.4)	$56.1	$3,438.9	$10.7	$3,449.6

(1)See Note 12 "Earnings (Loss) Per Share" for further discussion.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DUN & BRADSTREET HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollar amounts in millions, except share data and per share data)
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
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04 "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance in ASU No. 2020-04. On December 21, 2022, the FASB issued ASU No. 2022-06 which extends the transition date to December 31, 2024. We adopted this update during the fourth quarter of 2022. During the second quarter of 2023, we have modified agreements governing our Senior Secured Credit Facility and interest rate swaps to complete the transition of reference rate from LIBOR to SOFR. This transition did not result in a financial impact to our consolidated financial statements.
Note 3 -- Revenue
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2023 is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Future revenue	$792.2	$812.3	$470.5	$247.8	$126.5	$365.7	$2,815.0

The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Timing of Revenue Recognition

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue recognized at a point in time	$227.8	$214.3	$443.4	$423.1
Revenue recognized over time	326.9	323.0	651.7	650.2
Total revenue recognized	$554.7	$537.3	$1,095.1	$1,073.3
Contract Balances

	At June 30, 2023	At December 31, 2022
Accounts receivable, net	$188.5	$271.6
Short-term contract assets (1)	$6.4	$6.2
Long-term contract assets (2)	$12.4	$5.6
Short-term deferred revenue	$598.9	$563.1
Long-term deferred revenue (3)	$24.6	$13.9
(1) Included within "Other current assets" in the condensed consolidated balance sheet.
(2) Included within "Other non-current assets" in the condensed consolidated balance sheet.
(3) Included within "Other non-current liabilities" in the condensed consolidated balance sheet.

The decrease in accounts receivable of $83.1 million from December 31, 2022 to June 30, 2023 was primarily due to seasonal fluctuation and activities associated with our accounts receivable securitization facility during the first half of 2023. See Note 6 for a more detailed discussion.

The increase in deferred revenue of $46.5 million from December 31, 2022 to June 30, 2023 was primarily due to cash payments received or due in advance of satisfying our performance obligations, largely offset by $392.7 million of revenue recognized that was included in the deferred revenue balance at December 31, 2022.

The increase in contract assets of $7.0 million was primarily due to new contract assets recognized, net of new amounts reclassified to receivables during 2023, partially offset by $11.4 million of contract assets included in the balance at January 1, 2023 that were reclassified to receivable when they became unconditional.

See Note 16 for a schedule detailing the disaggregation of revenue.
Assets Recognized for the Costs to Obtain a Contract
Commission assets, net of accumulated amortization included in deferred costs, were $148.7 million and $143.7 million as of June 30, 2023 and December 31, 2022, respectively.
The amortization of commission assets was $10.8 million and $21.1 million for the three and six months ended June 30, 2023, respectively, and $9.0 million and $17.6 million for the three and six months ended June 30, 2022, respectively.
Note 4 -- Restructuring Charges

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

We incurred restructuring charges (which generally consist of employee severance costs and contract terminations). These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
Three months ended June 30, 2023 vs. Three months ended June 30, 2022
We recorded total restructuring charges of $4.6 million for the three months ended June 30, 2023, consisting of:

•Severance costs of $3.9 million under ongoing benefit arrangements. Approximately 60 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2023. The cash payments for these employees will be substantially completed by the end of the fourth quarter of 2023; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $0.7 million.
We recorded total restructuring charges of $2.4 million for the three months ended June 30, 2022, consisting of:

•Severance costs of $1.9 million under ongoing benefit arrangements. Approximately 20 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2022. The cash payments for these employees were substantially completed by the end of the fourth quarter of 2022; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $0.5 million.

Six months ended June 30, 2023 vs. Six months ended June 30, 2022
We recorded total restructuring charges of $8.8 million for the six months ended June 30, 2023, consisting of:

•Severance costs of $7.0 million under ongoing benefit arrangements. Approximately 110 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2023. The cash payments for these employees will be substantially completed by the end of the fourth quarter of 2023; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $1.8 million.
We recorded total restructuring charges of $7.7 million for the six months ended June 30, 2022, consisting of:

•Severance costs of $4.4 million under ongoing benefit arrangements. Approximately 40 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2022. The cash payments for these employees were substantially completed by the end of the fourth quarter of 2022; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $3.3 million.

The following table sets forth the restructuring reserves and utilization included within "Accrued payroll" in the condensed consolidated balance sheet for the three months ended March 31, 2023, June 30, 2023, March 31, 2022 and June 30, 2022:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Severance	Contract termination and other exit costs	Total

2023:
Balance remaining as of December 31, 2022	$4.8	$2.2	$7.0
Charge taken during first quarter 2023 (1)	3.1	0.5	3.6
Payments made during first quarter 2023	(4.0)	(0.8)	(4.8)
Balance remaining as of March 31, 2023	$3.9	$1.9	$5.8
Charge taken during second quarter 2023 (1)	3.9	0.7	4.6
Payments made during second quarter 2023	(3.1)	(0.9)	(4.0)
Balance remaining as of June 30, 2023	$4.7	$1.7	$6.4

2022:
Balance remaining as of December 31, 2021	$4.7	$3.3	$8.0
Charge taken during first quarter 2022 (1)	2.5	0.6	3.1
Payments made during first quarter 2022	(3.4)	(0.6)	(4.0)
Balance remaining as of March 31, 2022	$3.8	$3.3	$7.1
Charge taken during second quarter 2022 (1)	1.9	—	1.9
Payments made during second quarter 2022	(2.7)	(0.6)	(3.3)
Balance remaining as of June 30, 2022	$3.0	$2.7	$5.7
(1)Balance excludes charges accounted for under ASU No. 2016-02, "Leases (Topic 842)."

Note 5 -- Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

		June 30, 2023			December 31, 2022
	Maturity	Principal amount	Debt issuance costs and discount*	Carrying value	Principal amount	Debt issuance costs and discount*	Carrying value
Debt maturing within one year:
2026 Term loan (1)	February 8, 2026	$28.1	$—	$28.1	$28.1	$—	$28.1
2029 Term loan (1)	January 18, 2029	4.6	—	4.6	4.6	—	4.6
Total short-term debt		$32.7	$—	$32.7	$32.7	$—	$32.7

Debt maturing after one year:
2026 Term loan (1)	February 8, 2026	$2,637.6	$41.8	$2,595.8	$2,651.7	$49.2	$2,602.5
2029 Term loan (1)	January 18, 2029	449.7	5.9	443.8	451.9	6.5	445.4
Revolving facility (1) (2)	September 11, 2025	119.0	—	119.0	50.3	—	50.3
5.000% Senior unsecured notes (1)	December 15, 2029	460.0	5.6	454.4	460.0	6.0	454.0
Total long-term debt		$3,666.3	$53.3	$3,613.0	$3,613.9	$61.7	$3,552.2
Total debt		$3,699.0	$53.3	$3,645.7	$3,646.6	$61.7	$3,584.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

*Initial debt issuance costs were recorded as a reduction of the carrying amount of the debt and amortized over the contractual term of the debt. Balances represent the unamortized portion of debt issuance costs and discounts.

(1) The 5.000% Senior Unsecured Notes and the Senior Secured Credit Facilities contain certain covenants that limit our ability to incur additional indebtedness and guarantee indebtedness, create liens, engage in mergers or acquisitions, sell, transfer or otherwise dispose of assets, pay dividends and distributions or repurchase capital stock, prepay certain indebtedness and make investments, loans and advances. We were in compliance with these non-financial covenants at June 30, 2023 and December 31, 2022.
(2) The Revolving Facility contains a springing financial covenant requiring compliance with a maximum ratio of first lien net indebtedness to consolidated EBITDA of 6.75. The financial covenant applies only if the aggregate principal amount of borrowings under the Revolving Facility and certain outstanding letters of credit exceeds 35% of the total amount of commitments under the Revolving Facility on the last day of any fiscal quarter. The financial covenant did not apply at June 30, 2023 and December 31, 2022.

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
During the second quarter of 2023, we have modified agreements governing our Senior Secured Credit Facility and interest rate swaps to complete the transition of reference rate from LIBOR to SOFR. We utilized the expedients set forth in ASC Topic 848, including those relating to derivative instruments used in hedging relationships. This transition did not result in a financial impact to our consolidated financial statements. Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin over a LIBOR or Secured Overnight Financing Rate ("SOFR") for the interest period relevant to such borrowing, subject to interest rate floors, and they are secured by substantially all of the Company’s assets.
Other details of the Senior Secured Credit Facilities:
•For the 2029 Term Loan, beginning June 30, 2022, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on January 18, 2029. The 2029 Incremental Term Loan bears interest at a rate per annum equal to 325 basis points over a SOFR rate for the interest period. The interest rates associated with the outstanding balance of the 2029 Term Loan at June 30, 2023 and December 31, 2022 were 8.334% and 7.573%, respectively. Initial debt issuance costs related to the Term Loan facility were recorded as a reduction of the carrying amount of the Term Loan Facility and are being amortized over the term of the facility.
•For the term loans issued prior to January 18, 2022, beginning June 30, 2020, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026 ("2026 Term Loan"). As of June 30, 2023 and December 31, 2022, the spread, inclusive of the SOFR credit spread adjustment, was 335 basis points and 325 basis points, respectively. The interest rates associated with the outstanding balances of the 2026 Term Loan at June 30, 2023 and December 31, 2022 were 8.434% and 7.639%, respectively.
•For borrowings under the Revolving Facility, the spread, inclusive of the SOFR credit spread adjustment, was 335 basis points and 325 basis points at June 30, 2023 and December 31, 2022, respectively. The aggregate amount available under the Revolving Facility is $850 million. The available borrowings under the Revolving Facility at June 30, 2023 and December 31, 2022 were $731.0 million and $799.7 million, respectively. The interest rates associated with the outstanding balances of the Revolving Facility at June 30, 2023 and December 31, 2022 were 8.202% and 7.574%, respectively. Initial debt issuance costs related to the Revolving Facility were included in "Other non-current assets" on the consolidated balance sheet and amortized over the term of the Revolving Facility.
On July 25, 2023, we amended our credit agreement dated February 8, 2019, specifically related to the Term Loan Facility, to reduce the applicable margin for the 2026 Term Loan by 0.25% overall, resulting in a margin spread of SOFR plus 3.00% per annum.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Subsequently on July 31, 2023, Moody's Investors Service upgraded our Corporate Family Rating from B2 to B1. As a result, the applicable margin for our term loan debt, including the 2026 Term Loan and the 2019 Term Loan, are reduced by 0.25%.
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $11.3 million at June 30, 2023 and $11.8 million at December 31, 2022.
We entered into interest rate swaps and cross currency interest rate swaps, with various maturity dates, in order to manage the impact of interest rate changes. As of June 30, 2023, we had interest rate swap contracts and cross-currency interest rate contracts with an aggregate notional amount of $2,750 million and $375 million, respectively. As of December 31, 2022, we had interest rate swap contracts and cross-currency interest rate contracts with an aggregate notional amount of $1,250 million and $375 million, respectively. See Note 13 for more detailed discussion.
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

The Company derecognized accounts receivable of $156.0 million and $412.6 million for the three and six months ended June 30, 2023, respectively, and collected $156.0 million and $412.6 million of accounts receivable sold under this agreement during the three months and six months ended June 30, 2023, respectively. Unsold accounts receivable of $61.9 million and $123.5 million were pledged by the SPE as collateral to the Purchaser as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, recourse liability related to the receivables sold that has not been collected was immaterial.

Fees incurred for the facility, including fees for administrative responsibilities, during the three and six months ended June 30, 2023 were $2.9 million and $6.0 million, respectively, and have been reflected within "Non-operating income (expense) – net” in the condensed consolidated statements of operations and comprehensive income (loss).

Cash activity related to the facility is reflected in "Net cash provided by operating activities" in the condensed consolidated statements of cash flows.

Note 7 -- Other Assets and Liabilities

Other Non-Current Assets:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	June 30, 2023	December 31, 2022
Right of use assets	$47.0	$53.1
Prepaid pension assets	4.1	4.0
Investments	19.5	21.8
Deferred income tax	16.1	16.0
Other various	50.8	49.3
Total	$137.5	$144.2

Other Accrued and Current Liabilities:

	June 30, 2023	December 31, 2022
Accrued operating costs (1)	$94.3	$122.1
Accrued interest expense	4.5	4.3
Short-term lease liability	15.4	17.7
Accrued income tax	8.0	13.2
Accrued liability related to the purchase of non-controlling interest (2)	9.9	93.7
Other accrued liabilities	59.1	65.8
Total	$191.2	$316.8
(1)The decrease was primarily due to timing of vendor billing and payment.
(2)In February 2023, we made a payment of $85.9 million. We recognized a foreign exchange loss of $2.6 million associated with this payment for the six months ended June 30, 2023.

Other Non-Current Liabilities:

	June 30, 2023	December 31, 2022
Deferred revenue - long term	$24.6	$13.9
U.S. tax liability associated with the 2017 Act	29.4	39.3
Long-term lease liability	37.6	43.9
Liabilities for unrecognized tax benefits	20.1	20.0
Other	13.2	9.7
Total	$124.9	$126.8

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

Batis v. Dun & Bradstreet Holdings, Inc., No. 4:22-cv-01924-AGT (N.D.Cal.)

On March 25, 2022, Plaintiff Odette R. Batis filed a Class Action Complaint against the Company, alleging that the Company used the purported class members’ names and personas to promote paid subscriptions to the Company’s Hoovers product website without consent, in violation of the California right of publicity statute, California common law prohibiting misappropriation of a name or likeness and California’s Unfair Competition Law. On June 30, 2022, the Company filed a motion to dismiss the Complaint pursuant to California’s anti-SLAPP statute. On February 10, 2023, the District Court denied the motion to dismiss. The decision was subject to an automatic right of appeal, and the Company has appealed the matter to the Ninth Circuit. The Company filed its opening brief on appeal and is awaiting the opposition brief. All discovery in the District Court is stayed until the appeal is decided.

In accordance with ASC 450 Contingencies, as the Company is continuing to investigate the claims and is still evaluating defenses, we therefore have no basis to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.

Note 9 -- Income Taxes

The effective tax rate for the three months ended June 30, 2023 was 47.4%, reflecting a tax benefit of $17.5 million on pre-tax loss of $37.0 million, compared to 16.7% for the three months ended June 30, 2022, which reflected a tax benefit of $0.1 million on pre-tax loss of $0.7 million. The change in the effective tax rate for the three months ended June 30, 2023 compared to the prior year quarter was primarily due to an increase in earnings in certain jurisdictions, taxed at lower tax rates, as compared to the prior year period, partially offset by the impact of higher non-deductible equity compensation.

The effective tax rate for the six months ended June 30, 2023 was 35.6%, reflecting a tax benefit of $29.3 million on pre-tax loss of $82.4 million, compared to 23.3% for the six months ended June 30, 2022, which reflected a tax benefit of $9.4 million on pre-tax loss of $40.5 million. The change in the effective tax rate for the six months ended June 30, 2023 compared to the prior year period was due to the same factors discussed above for the three months ended June 30, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Note 10 -- Pension and Postretirement Benefits
Net Periodic Pension Cost
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension plans				Postretirement benefit obligations
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Components of net periodic cost (income):
Service cost	$0.4	$0.8	$0.8	$1.6	$—	$—	$—	$—
Interest cost	16.1	8.8	32.1	17.6	—	—	—	—
Expected return on plan assets	(20.0)	(19.8)	(39.9)	(39.8)	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of actuarial loss (gain)	(0.6)	—	(1.2)	—	—	—	—	—
Net periodic cost (income)	$(4.1)	$(10.2)	$(8.2)	$(20.6)	$(0.1)	$(0.1)	$(0.2)	$(0.2)

Note 11 -- Stock Based Compensation
The following table sets forth the components of our stock-based compensation and expected tax benefit for the three and six months ended June 30, 2023 and 2022 related to the plans in effect during the respective period:

	Three months ended June 30,		Six months ended June 30,
Stock-based compensation expense:	2023	2022	2023	2022
Restricted stock and restricted stock units (1)	$19.9	$14.6	$35.7	$22.0
Stock options	4.9	0.6	9.6	1.6
Incentive units	—	0.1	—	2.4
Total compensation expense	$24.8	$15.3	$45.3	$26.0

Expected tax benefit:
Restricted stock and restricted stock units	$2.9	$2.0	$4.6	$3.1
Stock options	0.3	—	0.5	0.1
Total expected tax benefit	$3.2	$2.0	$5.1	$3.2
(1)Higher expense for restricted stock and restricted stock units was primarily due to the full impact of our 2022 grants and the addition of our 2023 grants.

Stock Options

We accounted for stock options based on grant date fair value. Service condition options were valued using the Black-Scholes valuation model. Market condition options were valued using a Monte Carlo valuation model.

The following table summarizes the stock options activity for the six months ended June 30, 2023:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Stock options
	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2023	11,094,868	$19.29	6.8	$—
Granted	—	$—
Forfeited	(100,000)	$22.00
Exercised	—	$—
Balances, June 30, 2023	10,994,868	$19.27	6.3	$—

Expected to vest as of June 30, 2023	4,914,868	$15.89	9.1	$—
Exercisable as of June 30, 2023	6,080,000	$22.00	4.0	$—

As of June 30, 2023, total unrecognized compensation cost related to stock options was $12.1 million, which was expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock units are valued on the award grant date at the closing market price of our stock.

The following table summarizes the restricted stock and restricted stock units activity for the six months ended June 30, 2023:

	Restricted stock and Restricted stock units
	Number of shares	Weighted-average grant date fair value	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2023	7,007,683	$17.28	1.2	$85.9
Granted	4,702,648	$11.31
Forfeited	(222,971)	$17.07
Vested	(1,846,863)	$18.28
Balances, June 30, 2023	9,640,497	$14.11	1.4	$111.5

As of June 30, 2023, total unrecognized compensation cost related to non-vested restricted stock and restricted stock units was $85.9 million, which is expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Plan ("ESPP")

Under the Dun & Bradstreet Holdings, Inc. Employee Stock Purchase Plan, eligible employees are allowed to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. The Company contributes varying matching amounts to employees, as specified in the plan document, after a one year holding period. We recorded the associated expense of $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively, and $0.9 million and $1.9 million for the three and six months ended June 30, 2022, respectively.
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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(19.4)	$(1.8)	$(53.1)	$(33.1)

Weighted average number of shares outstanding-basic	430,471,647	429,137,384	430,030,614	428,959,588
Weighted average number of shares outstanding-diluted (1)	430,471,647	429,137,384	430,030,614	428,959,588

Earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.:
Basic	$(0.04)	$—	$(0.12)	$(0.08)
Diluted	$(0.04)	$—	$(0.12)	$(0.08)
(1)The weighted average number of shares outstanding used in the computation of diluted earnings per share for the three and six months ended June 30, 2023 excludes the effect of 11.7 million and 11.8 million, respectively, of potentially issuable common shares, that are anti-dilutive to the diluted earnings per share computation. The weighted average number of shares outstanding used in the computation of diluted earnings per share for the effect of the three and six months ended June 30, 2022 excludes the effect of 7.8 million and 7.8 million, respectively, of potentially issuable common shares, that are anti-dilutive to the diluted earnings per share computation.
Below is a reconciliation of our common stock issued and outstanding:

	Common Shares	Treasury Shares (1)	Common Shares Outstanding
Shares as of December 31, 2022	436,604,447	(886,920)	435,717,527
Shares issued for the three months ended March 31, 2023	4,278,981	N/A	4,278,981
Shares forfeited for the three months ended March 31, 2023 (2)	(638,904)	N/A	(638,904)
Shares as of March 31, 2023	440,244,524	(886,920)	439,357,604
Shares issued for the three months ended June 30, 2023	39,965	N/A	39,965
Shares forfeited for the three months ended June 30, 2023	(165,514)	N/A	(165,514)
Shares as of June 30, 2023	440,118,975	(886,920)	439,232,055
(1)Primarily related to the forfeiture of unvested incentive units granted prior to the IPO under the Incentive Units Program of Star Parent, L.P.
(2)Includes shares surrendered related to payroll tax withheld for the vested restricted shares.

The following dividends were declared by our Board of Directors and subsequently paid during the six months ended June 30, 2023:

Declaration Date	Record Date	Payment Date	Dividends Per Share
February 9, 2023	March 2, 2023	March 16, 2023	$0.05
April 26, 2023	June 1, 2023	June 15, 2023	$0.05
Dividends accrued for restricted shares are contingent and payable upon vesting of the underlying restricted shares.

Note 13 -- Financial Instruments

The Company is exposed to global market risks, including risks from changes in foreign exchange rates and changes in interest rates. Accordingly, we use derivatives to manage the aforementioned financial exposures that occur in the normal course of business. We do not use derivatives for trading or speculative purposes. By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at June 30, 2023 and December 31, 2022, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures and by selection of reputable counterparties. Collateral is generally not required for these types of investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Our trade receivables do not represent a significant concentration of credit risk at June 30, 2023 and December 31, 2022, because we sell to a large number of clients in different geographical locations and industries.
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
On February 2, 2023, the Company entered into three-year interest rate swaps with an aggregate notional amount of $1,500 million, effective January 27, 2023 through February 8, 2026. For these swaps, the Company pays a fixed rate of 3.695% and received the one-month LIBOR rate through June 27, 2023 and will receive the one-month Term SOFR rate after June 27, 2023 for the remainder of the term.
The notional amount of the interest rate swaps was $2,750 million and $1,250 million at June 30, 2023 and December 31, 2022, respectively.
During the second quarter of 2023, we modified our Senior Secured Credit Facility to complete the transition of reference rate from LIBOR to SOFR. As a result, our interest rate swap agreements which previously received one-month LIBOR interest were also modified to receive one-month SOFR interest. We utilized the expedients set forth in ASC Topic 848, including those relating to derivative instruments used in hedging relationships. This transition did not result in a financial impact to our consolidated financial statements.
The following table summarizes our interest rate swaps as of June 30, 2023:

Expiration dates	Notional amount	Fixed rate
February 8, 2026	$1,500	3.695%
February 27, 2025	$250	1.629%
March 27, 2024	$1,000	0.400%
Total interest rate swaps	$2,750
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
As of June 30, 2023 and December 31, 2022, the notional amounts of our foreign exchange contracts were $450.0 million and $455.1 million, respectively.
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
On July 15, 2022, we executed three tranches of cross currency swaps, each with a notional amount of $125 million (€124 million) at two, three, and four-year terms, where we receive USD coupons at fixed rates of 2.205%, 1.883%, and 1.723%, respectively, and pay EUR coupons of 0%. On the maturity date of each tranche, we will receive the notional amount of $125 million, and pay the counterparty €124 million. For the three and six months ended June 30, 2023, aggregate payments of $1.8 million and $3.6 million, respectively, were recorded as contra expense within "Interest expense" in the condensed consolidated statements of operations and comprehensive income (loss).
On April 28, 2022, we executed three tranches of cross currency swaps, each with a notional amount of $125 million (€119 million) at two, three, and four-year terms, where we received USD coupons at fixed rates of 2.187%, 1.997%, and 1.855%, respectively, and pay EUR coupons of 0%. These swaps were terminated on July 15, 2022 and replaced with new swaps with similar notional amounts (see discussion above). Upon the termination of the swaps, we received cash of $14.2 million, which was reported in OCI and will remain within accumulated OCI until the period in which a disposal or substantial liquidation of the entities being hedged occurs. In addition, for the three and six months ended June 30, 2022, aggregate payments of $1.3 million were recorded as contra expense within "Interest expense" in the condensed consolidated statements of operations and comprehensive income (loss).
On April 13, 2022, the Company entered into three tranches of cross currency interest rate swaps, each with a notional amount of $125 million (€116 million) at two, three, and four-year terms, where we received USD coupons at fixed rates of 1.920%, 1.730%, and 1.550%, respectively, and pay EUR coupons of 0%. These swaps were terminated on April 28, 2022. Upon the termination of the swaps, we received $5.8 million, which was reported in OCI and will remain within accumulated OCI until the period in which a disposal or substantial liquidation of the entities being hedged occurs.
Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Asset derivatives				Liability derivatives
	June 30, 2023		December 31, 2022		June 30, 2023		December 31, 2022
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cash flow hedge derivative:
Interest rate swaps	Other current assets	$76.1	Other current assets	$65.7	Other accrued & current liabilities	$—	Other accrued & current liabilities	$—
Net investment hedge derivative:
Cross-currency swaps	Other current assets	—	Other current assets	—	Other accrued & current liabilities	26.2	Other accrued & current liabilities	17.1
Total derivatives designated as hedging instruments		$76.1		$65.7		$26.2		$17.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$1.3	Other current assets	$3.5	Other accrued & current liabilities	$0.5	Other accrued & current liabilities	$0.3
Total derivatives not designated as hedging instruments		$1.3		$3.5		$0.5		$0.3
Total derivatives		$77.4		$69.2		$26.7		$17.4

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss):

	Amount of pre-tax gain or (loss) recognized in OCI on derivative			Amount of gain or (loss) reclassified from accumulated OCI into income			Amount of gain or (loss) recognized in income on derivative
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
Derivatives designated as hedging instruments	2023	2022	Location of gain or (loss) reclassified from accumulated OCI into income	2023	2022	Location of gain or (loss) recognized in income on derivative	2023	2022
Cash flow hedge derivative:
Interest rate swaps	$24.9	$10.0	Interest expense	$18.7	$0.2	Interest expense	$18.7	$0.2
Net investment hedge derivative:
Cross-currency swaps	$(5.8)	$7.5		$—	$—		$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Amount of pre-tax gain or (loss) recognized in OCI on derivative			Amount of gain or (loss) reclassified from accumulated OCI into income			Amount of gain or (loss) recognized in income on derivative
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
Derivatives designated as hedging instruments	2023	2022	Location of gain or (loss) reclassified from accumulated OCI into income	2023	2022	Location of gain or (loss) recognized in income on derivative	2023	2022
Cash flow hedge derivative:
Interest rate swaps	$10.4	$42.3	Interest expense	$33.0	$(0.9)	Interest expense	$33.0	$(0.9)
Net investment hedge derivative:
Cross-currency swaps	$(9.1)	$7.5		$—	$—		$—	$—

		Amount of gain (loss) recognized in income on derivatives
		Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	2023	2022	2023	2022
Foreign exchange forward contracts	Non-operating income (expense) – net	$7.1	$(11.7)	$10.9	$(14.9)

The net amount related to the interest rate swaps expected to be reclassified into earnings over the next 12 months is approximately $70 million.
Fair Value of Financial Instruments
Our financial assets and liabilities that are reflected in the condensed consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term borrowings and long-term borrowings.
The following table summarizes fair value measurements by level at June 30, 2023 for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets for identical assets (level I)	Significant other observable inputs (level II)	Significant unobservable inputs (level III)	Balance at June 30, 2023
Assets:
Cash equivalents (1)	$2.4	$—	$—	$2.4
Other current assets:
Foreign exchange forwards (2)	$—	$1.3	$—	$1.3
Interest rate swap arrangements (3)	$—	$76.1	$—	$76.1
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$0.5	$—	$0.5
Cross-currency swap arrangements (3)	$—	$26.2	$—	$26.2

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
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for both the six months ended June 30, 2023 and 2022.
At June 30, 2023 and December 31, 2022, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	June 30, 2023		December 31, 2022
	Carrying amount	Fair value	Carrying amount	Fair value
Long-term debt (1)	$454.4	$399.1	$454.0	$390.9
Revolving facility	$119.0	$117.8	$50.3	$49.9
Term loans (2)	$3,072.3	$3,048.8	$3,080.6	$3,085.9
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

Note 14 -- Accumulated Other Comprehensive Income (Loss)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) ("AOCI"):

	Foreign currency translation adjustments	Net investment hedge derivative	Defined benefit pension plans	Cash flow hedge derivative	Total
Balance, January 1, 2023	$(172.3)	$2.0	$(58.1)	$48.4	$(180.0)
Other comprehensive income (loss) before reclassifications	(1.9)	(6.7)	—	32.0	23.4
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(1.3)	(24.3)	(25.6)
Balance, June 30, 2023	$(174.2)	$(4.7)	$(59.4)	$56.1	$(182.2)

Balance, January 1, 2022	$(52.6)	$—	$(11.9)	$7.4	$(57.1)
Other comprehensive income (loss) before reclassifications	(123.4)	5.5	—	30.2	(87.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(0.2)	0.7	0.5
Balance, June 30, 2022	$(176.0)	$5.5	$(12.1)	$38.3	$(144.3)
The following table summarizes the reclassifications out of AOCI:

		Amount reclassified from accumulated other comprehensive income (loss)
		Three months ended June 30,		Six months ended June 30,
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	2023	2022	2023	2022
Defined benefit pension plans:
Amortization of prior service costs	Other income (expense) - net	$(0.1)	$(0.1)	$(0.2)	$(0.2)
Amortization of actuarial gain/loss	Other income (expense) - net	(0.5)	—	(1.1)	—
Cash flow hedge derivative:
Interest rate swaps	Interest expense	(18.7)	(0.2)	(33.0)	0.9
Total before tax		(19.3)	(0.3)	(34.3)	0.7
Tax benefit (expense)		5.0	0.1	8.7	(0.2)
Total reclassifications for the period, net of tax		$(14.3)	$(0.2)	$(25.6)	$0.5

Note 15 -- Goodwill and Intangible Assets
Computer Software and Goodwill:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Computer software	Goodwill
January 1, 2023	$631.8	$3,431.3
Additions at cost (1)	44.0	—
Amortization	(34.9)	—
Impairment / Write-off	(0.3)	—
Other (2)	2.2	4.4
March 31, 2023	$642.8	$3,435.7
Additions at cost (1)	52.2	—
Amortization	(37.4)	—
Impairment / Write-off	(0.9)	—
Other (2)	—	(13.3)
June 30, 2023	$656.7	$3,422.4

January 1, 2022	$557.4	$3,493.3
Additions at cost (1)	43.4	—
Amortization	(30.3)	—
Other (2)	(7.1)	(17.9)
March 31, 2022	$563.4	$3,475.4
Additions at cost (1)	61.9	—
Amortization	(31.8)	—
Other (2)	(14.6)	(38.3)
June 30, 2022	$578.9	$3,437.1

Other Intangibles:

	Customer relationships	Reacquired rights	Database	Other indefinite-lived intangibles	Other intangibles	Total
January 1, 2023	$1,536.7	$245.5	$1,100.0	$1,280.0	$157.9	$4,320.1
Additions at cost	—	—	—	—	0.1	0.1
Amortization	(56.8)	(4.7)	(41.0)	—	(4.2)	(106.7)
Other (2)	1.1	2.8	0.1	—	1.1	5.1
March 31, 2023	$1,481.0	$243.6	$1,059.1	$1,280.0	$154.9	$4,218.6
Additions at cost	—	—	—	—	0.1	0.1
Amortization	(55.1)	(4.8)	(39.8)	—	(4.2)	(103.9)
Other (2)	(1.5)	—	(1.7)	—	1.7	(1.5)
June 30, 2023	$1,424.4	$238.8	$1,017.6	$1,280.0	$152.5	$4,113.3

January 1, 2022	$1,793.3	$284.7	$1,285.1	$1,280.0	$181.4	$4,824.5
Additions at cost	—	—	—	—	0.2	0.2
Amortization	(61.9)	(5.1)	(44.6)	—	(4.2)	(115.8)
Other (2)	(4.7)	(7.9)	(4.6)	—	(2.0)	(19.2)
March 31, 2022	$1,726.7	$271.7	$1,235.9	$1,280.0	$175.4	$4,689.7
Additions at cost	—	—	—	—	0.2	0.2
Amortization	(59.7)	(4.7)	(43.2)	—	(4.4)	(112.0)
Other (2)	(9.6)	(15.7)	(5.9)	—	(5.0)	(36.2)
June 30, 2022	$1,657.4	$251.3	$1,186.8	$1,280.0	$166.2	$4,541.7

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
North America	$391.6	$381.3	$766.3	$748.6
International	163.1	156.0	328.8	324.7
Consolidated total	$554.7	$537.3	$1,095.1	$1,073.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Adjusted EBITDA:
North America	$173.5	$161.4	$324.0	$314.7
International	49.1	46.5	104.7	101.6
Corporate and other	(16.4)	(7.9)	(32.5)	(26.2)
Consolidated total	$206.2	$200.0	$396.2	$390.1
Depreciation and amortization	(145.0)	(147.0)	(290.4)	(296.4)
Interest expense - net	(55.0)	(41.6)	(108.9)	(88.5)
Benefit (provision) for income taxes	17.5	0.1	29.3	9.4
Other income (expense) - net	1.5	11.2	2.1	1.9
Equity in net income of affiliates	0.7	0.6	1.5	1.3
Net income (loss) attributable to non-controlling interest	(0.6)	(1.8)	(1.5)	(3.3)
Equity-based compensation	(24.8)	(15.3)	(45.3)	(26.0)
Restructuring charges	(4.6)	(2.4)	(8.8)	(7.7)
Merger, acquisition and divestiture-related operating costs	(1.4)	(6.9)	(4.0)	(12.0)
Transition costs	(11.0)	(2.0)	(19.4)	(8.9)
Other adjustments (1)	(2.9)	3.3	(3.9)	7.0
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(19.4)	$(1.8)	$(53.1)	$(33.1)
(1)Adjustments for 2023 were primarily related to legal fees associated with ongoing legal matters discussed in Note 8 to the unaudited condensed consolidated financial statements and impairment charges. Adjustments for 2022 were primarily related to non-cash purchase accounting adjustments for deferred commission costs associated with the Take-Private Transaction.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Depreciation and amortization:
North America	$22.4	$19.5	$42.5	$36.7
International	5.1	3.7	10.2	7.0
Total segments	27.5	23.2	52.7	43.7
Corporate and other (1)	117.5	123.8	237.7	252.7
Consolidated total	$145.0	$147.0	$290.4	$296.4
Capital expenditures:
North America (2)	$0.8	$2.5	$1.4	$5.8
International	0.5	0.9	0.7	1.7
Total segments	1.3	3.4	2.1	7.5
Corporate and other	—	—	0.5	—
Consolidated total	$1.3	$3.4	$2.6	$7.5
Additions to computer software and other intangibles:
North America	$37.3	$37.5	$68.7	$73.1
International	6.5	7.8	14.5	14.3
Total segments	43.8	45.3	83.2	87.4
Corporate and other	3.5	2.8	8.7	4.3
Consolidated total	$47.3	$48.1	$91.9	$91.7

(1)Depreciation and amortization for Corporate and other includes incremental amortization resulting from the Take-Private Transaction and other acquisitions.
(2)We entered into equipment finance lease agreements on December 21, 2022 and recognized $4.1 million for both right of use assets and lease liabilities reported within "Property, plant and equipment" and "Other accrued and current liabilities", respectively, as of December 31, 2022. During the six months ended June 30, 2023, we recognized additional $7.2 million right of use assets reported within "Property, plant and equipment." The liabilities of $11.3 million were paid off in January 2023 and reported as cash used for financing activities within our condensed consolidated statement of cash flows for the six months ended June 30, 2023.

Supplemental Geographic and Customer Solution Set Information:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	June 30, 2023	December 31, 2022
Assets:
North America	$7,702.3	$7,919.4
International	1,564.9	1,552.5
Consolidated total	$9,267.2	$9,471.9

Goodwill:
North America	$2,929.6	$2,929.6
International	492.8	501.7
Consolidated total	$3,422.4	$3,431.3

Other intangibles:
North America	$3,627.2	$3,805.7
International	486.1	514.4
Consolidated total	$4,113.3	$4,320.1

Other long-lived assets (1):
North America	$827.8	$809.1
International	197.5	191.5
Consolidated total	$1,025.3	$1,000.6
Total long-lived assets (1)	$8,561.0	$8,752.0
(1)Excludes deferred income tax of $16.1 million and $16.0 million as of June 30, 2023 and December 31, 2022, respectively, included within "Other non-current assets" in the condensed consolidated balance sheet. See Note 7 for additional details.

	Three months ended June 30,		Six months ended June 30,
Customer Solution Set Revenue:	2023	2022	2023	2022

North America (1):
Finance & Risk	$210.6	$209.5	$411.8	$411.7
Sales & Marketing	181.0	171.8	354.5	336.9
Total North America	$391.6	$381.3	$766.3	$748.6
International:
Finance & Risk	$107.8	$101.9	$218.6	$210.9
Sales & Marketing	55.3	54.1	110.2	113.8
Total International	$163.1	$156.0	$328.8	$324.7
Total Revenue:
Finance & Risk	$318.4	$311.4	$630.4	$622.6
Sales & Marketing	236.3	225.9	464.7	450.7
Total Revenue	$554.7	$537.3	$1,095.1	$1,073.3
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
After the completion of the Take-Private Transaction on February 8, 2019, our parent entity was collectively controlled by entities affiliated with Bilcar, LLC ("Bilcar"), Thomas H. Lee Partners, L.P. ("THL"), Cannae Holdings, Inc. ("Cannae Holdings"), Black Knight, Inc. ("Black Knight") and CC Capital Partners LLC ("CC Capital"), collectively the "Investor Consortium." Subsequent to the close of the IPO and the concurrent private placement on July 6, 2020, the Investor Consortium continued to be able to exercise significant voting influence over fundamental and significant corporate matters and transactions by their agreement to vote in favor of the election of five members of our board of directors, which expired on June 30, 2023. Upon the expiration of the voting agreement on June 30, 2023, Black Knight and CC Capital are no longer considered to be related parties.
Our Chief Executive Officer Anthony Jabbour also served as the Chairman and Chief Executive Officer of Black Knight until May 16, 2022, at which time he transitioned to the role of Executive Chairman of the board of directors of Black Knight. Mr. Jabbour is also a member of the board of directors of Paysafe Limited ("Paysafe"), which is an investment held by Cannae Holdings and accounted for as equity investment. Additionally, William P. Foley II, our Executive Chairman of the board, also serves as Chairman of Cannae Holdings and formerly served as Chairman of Black Knight. Richard N. Massey, a member of the Company’s board of directors, serves as Chief Executive Officer and as a director of Cannae Holdings. Certain of our key employees have dual responsibilities among the Investor Consortium.
On December 13, 2022, Paysafe signed a 63 month lease agreement with D&B for the occupancy of the fourth floor of our headquarters building in Jacksonville, Florida. Total rental payments over the lease term will aggregate to $4.2 million. We recognized expense credit of $0.2 million and $0.3 million for the three and six months ended June 30, 2023 and recorded $0.1 within "Other current assets" as of June 30, 2023.

In June 2021, we entered into a five-year agreement with Black Knight. Pursuant to the agreement, D&B will receive total data license fees of approximately $24 million over a five-year period. Also over the five-year period, Black Knight is engaged to provide certain products and data, as well as professional services for an aggregate fee of approximately $34 million. In addition, D&B and Black Knight will jointly market certain solutions and data. The agreement was approved by our Audit Committee. We recorded revenue of $3.4 million for the three and six months ended June 30, 2023 and $3.3 million for the three and six months ended June 30, 2022. We incurred operating expenses of $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively. We incurred operating expenses of $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively. We included payments to Black Knight of $2.7 million within "Other prepaid" at December 31, 2022. As of December 31, 2022, we included a receivable from Black Knight of $0.8 million within "Accounts receivable." As of December 31, 2022, we included a liability to Black Knight of $2.6 million, of which $0.9 million was within "Other accrued and current liabilities" and $1.7 million was within "Other non-current liabilities."

In September 2021, we entered into a 10-year agreement with Paysafe. Pursuant to the agreement, D&B provides data license and risk management solution services to Paysafe. The agreement is cancellable by either party without penalty at each annual anniversary of the contract effective date by providing written notice not less than 90 days prior to the anniversary date. The agreement was approved by our Audit Committee. In connection with the agreements associated with Paysafe, we recognized revenue of $1.9 million and $3.6 million for the three and six months ended June 30, 2023, respectively, and $1.5 million and $2.4 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, we included a receivable from Paysafe of $0.4 million and $3.6 million, respectively, within "Accounts receivable." As of June 30, 2023 and December 31, 2022, we included a liability to Paysafe of $0.1 million within "Other non-current liabilities."

In the normal course of business, we reimburse affiliates for certain travel costs incurred by Dun & Bradstreet Holdings, Inc. executives and board members.

Note 18 -- Subsequent Events

On July 26, 2023, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock. The dividend will be payable on September 21, 2023, to shareholders of record as of September 7, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

On July 26, 2023, our Board of Directors adopted a resolution increasing the size of the Company’s Board of Directors to eleven, and elected Kirsten M. Kliphouse to serve on our Board of Directors.

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
The risks and uncertainties that forward-looking statements are subject to include, but are not limited to: (i) our ability to implement and execute our strategic plans to transform the business; (ii) our ability to develop or sell solutions in a timely manner or maintain client relationships; (iii) competition for our solutions; (iv) harm to our brand and reputation; (v) unfavorable global economic conditions including, but not limited to, volatility in interest rates, foreign currency markets, inflation, and supply chain disruptions; (vi) risks associated with operating and expanding internationally; (vii) failure to prevent cybersecurity incidents or the perception that confidential information is not secure; (viii) failure in the integrity of our data or systems; (ix) system failures and personnel disruptions, which could delay the delivery of our solutions to our clients; (x) loss of access to data sources or ability to transfer data across the data sources in markets where we operate; (xi) failure of our software vendors and network and cloud providers to perform as expected or if our relationship is terminated; (xii) loss or diminution of one or more of our key clients, business partners or government contracts; (xiii) dependence on strategic alliances, joint ventures and acquisitions to grow our business; (xiv) our ability to protect our intellectual property adequately or cost-effectively; (xv) claims for intellectual property infringement; (xvi) interruptions, delays or outages to subscription or payment processing platforms; (xvii) risks related to acquiring and integrating businesses and divestitures of existing businesses; (xviii) our ability to retain members of the senior leadership team and attract and retain skilled employees; (xix) compliance with governmental laws and regulations; (xx) risks related to registration and other rights held by certain of our largest shareholders; (xxi) an outbreak of disease, global or localized health pandemic or epidemic, or the fear of such an event (such as the COVID-19 global pandemic), including the global economic uncertainty and measures taken in response; (xxii) the short- and long-term effects of the COVID-19 global pandemic, including the pace of recovery or any future resurgence; (xxiii) increased economic uncertainty related to the ongoing conflict between Russia and Ukraine and associated trends in macroeconomic conditions, and (xxiv) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in our consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 23, 2023, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1, of this Quarterly Report on Form 10-Q and the Company’s other reports or documents filed with the SEC.

The following discussion and analysis of Dun & Bradstreet Holdings, Inc.’s financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2023. References in this discussion and analysis to “the Company,” “Dun & Bradstreet,” “D&B,” “we,” “us” and “our” refer to Dun & Bradstreet Holdings, Inc. and its subsidiaries.
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
We leverage these differentiated capabilities to serve a broad set of clients across multiple industries and geographies. As of December 31, 2022, we had a global client base of more than 240,000, including some of the largest companies in the world. Our data and analytics support a wide range of use cases covering nearly all industry verticals, including financial services, technology, communications, government, retail, transportation and manufacturing. In terms of our geographic footprint, we have an industry-leading presence in North America, an established presence in the United Kingdom, Ireland, Nordics (Sweden, Norway, Denmark and Finland), DACH (Germany, Austria and Switzerland), CE (Central and Eastern Europe) regions ("Europe"), Greater China and India through our majority or wholly-owned subsidiaries and a broader global presence through our Worldwide Network alliances ("WWN alliances").

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
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the United Kingdom and Ireland ("U.K."), Europe, Greater China, India and indirectly through our Worldwide Network alliances.
Recent Developments
The following developments impact the year-over-year comparability of our results of operations, balance sheet and cash flows:
Accounts Receivable Facility

In September 2022, the Company entered into a three-year revolving securitization facility agreement to transfer trade receivables of one of our U.S. subsidiaries through our bankruptcy-remote subsidiary to a third party financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. The facility initially had monthly drawing limits ranging from $160 million to $215 million, and was subsequently modified to $170 million to $215 million in December 2022. During the three and six months ended June 30, 2023, the Company made a net payment of $45.0 million and $13.1 million related to the facility, respectively. See Note 6 to the unaudited condensed consolidated financial statements for a further discussion.

Purchase of Non-Controlling Equity Interest
On November 1, 2022, we purchased the non-controlling equity interest (“NCI”) of our China operations from a third-party entity for RMB 815.4 million, of which RMB 169.1 million, or $23.2 million, was paid in November 2022. The remaining balance of approximately $94 million was expected to be paid within one year and is reported within “Other accrued and current liabilities” as of December 31, 2022. In February 2023, we made a payment of $85.9 million. We also recognized a foreign exchange loss of $2.6 million associated with this payment for the six months ended June 30, 2023. As of June 30, 2023, the remaining liability was $9.9 million and is expected to be paid in the fourth quarter of 2023. The transaction was accounted for as an equity transaction among shareholders, and accordingly, no gain or loss was recognized in consolidated net income or comprehensive income.
Impacts from Macroeconomic Conditions, Russia/Ukraine Conflict

We are exposed to market volatility and uncertainties from the evolving macroeconomic environment and geopolitical conflicts, such as inflation, rising interest rates, foreign currency fluctuation and potential economic slowdowns or recession. Approximately 30% of our revenues are generated from non-U.S. markets. A strengthening U.S. dollar against certain currencies of markets where we operate, in particular Euro, British Pound and SEK, has negatively impacted our reported revenue in the U.S. dollar for the first half of 2023, compared to the prior year period. See further discussion within the revenue section of the MD&A.
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
Debt Refinancing
On January 18, 2022, we amended our credit agreement dated February 8, 2019, specifically related to the Term Loan Facility, to establish Incremental Term Loans in an aggregate principal amount of $460 million. We used the proceeds of such Incremental Term Loans to redeem our outstanding $420 million in aggregate principal amount of our 6.875% Senior Secured Notes due 2026 and pay related fees, costs, premiums and expenses. On July 25, 2023, we further amended the credit agreement and reduced the applicable margin for the term loan maturing in 2026 by 0.25% overall, resulting in a margin spread of SOFR plus 3.00% per annum. See Note 5 to the unaudited condensed consolidated financial statements for further discussion. Subsequently on July 31, 2023, Moody's Investors Service upgraded our Corporate Family Rating from B2 to B1. As a result, the applicable margin for our term loan debt, including the 2026 Term Loan and the 2019 Term Loan, are reduced by 0.25%.

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

Expenses
Cost of Services (exclusive of depreciation and amortization)

We define cost of services as those expenses that are directly related to producing our products, services and solutions. These expenses primarily include data acquisition fees, costs related to our databases, service fulfillment costs, call center and technology support costs, hardware and software maintenance costs, telecommunication expenses, personnel-related costs associated with these functions and occupancy costs associated with the facilities where these functions are performed.

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
Provision for Income Tax Expense (Benefit)

Provision for income tax expense (benefit) represents international, U.S. federal, state and local income taxes based on income in multiple jurisdictions for our corporate subsidiaries. Additionally, we recognize interest and penalties related to unrecognized tax benefits in provision (benefit) for income taxes.

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
Organic Revenue

We define organic revenue as reported revenue before the effect of foreign exchange excluding revenue from acquired businesses, if applicable, for the first twelve months. In addition, organic revenue excludes current and prior year revenue associated with divested businesses, if applicable. We believe the organic measure provides investors and analysts with useful supplemental information regarding the Company’s underlying revenue trends by excluding the impact of acquisitions and divestitures. Revenue from divested businesses is related to the business-to-consumer business in Germany that was sold during the second quarter of 2022.

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

Results of Operations

GAAP Results (In millions except per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue	$554.7	$537.3	$1,095.1	$1,073.3
Cost of services (exclusive of depreciation and amortization)	205.0	181.6	400.9	358.3
Selling and administrative expenses	183.6	176.6	370.6	364.8
Depreciation and amortization	145.0	147.0	290.4	296.4
Restructuring charges	4.6	2.4	8.8	7.7
Operating costs	538.2	507.6	1,070.7	1,027.2
Operating income (loss)	16.5	29.7	24.4	46.1
Interest income	1.1	0.3	2.5	0.6
Interest expense	(56.1)	(41.9)	(111.4)	(89.1)
Other income (expense) - net	1.5	11.2	2.1	1.9
Non-operating income (expense) - net	(53.5)	(30.4)	(106.8)	(86.6)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(37.0)	(0.7)	(82.4)	(40.5)
Less: provision (benefit) for income taxes	(17.5)	(0.1)	(29.3)	(9.4)
Equity in net income of affiliates	0.7	0.6	1.5	1.3
Net income (loss)	(18.8)	—	(51.6)	(29.8)
Less: net (income) loss attributable to the non-controlling interest	(0.6)	(1.8)	(1.5)	(3.3)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(19.4)	$(1.8)	$(53.1)	$(33.1)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.04)	$—	$(0.12)	$(0.08)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.04)	$—	$(0.12)	$(0.08)
Weighted average number of shares outstanding-basic	430.5	429.1	430.0	429.0
Weighted average number of shares outstanding-diluted	430.5	429.1	430.0	429.0

Net income (loss) margin (1)	(3.5)%	(0.3)%	(4.8)%	(3.1)%
(1)Net income (loss) margin is defined as Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. divided by Revenue.

The table below sets forth our key performance measures including non-GAAP measures for the periods indicated (In millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Total revenue	$554.7	$537.3	$1,095.1	$1,073.3
Adjusted EBITDA	$206.2	$200.0	$396.2	$390.1
Adjusted EBITDA margin	37.2%	37.2%	36.2%	36.3%
Adjusted net income	$95.1	$99.1	$175.6	$193.2
Adjusted earnings per share	$0.22	$0.23	$0.41	$0.45
Reconciliations of non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (In millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(19.4)	$(1.8)	$(53.1)	$(33.1)
Depreciation and amortization	145.0	147.0	290.4	296.4
Interest expense - net	55.0	41.6	108.9	88.5
(Benefit) provision for income tax - net	(17.5)	(0.1)	(29.3)	(9.4)
EBITDA	163.1	186.7	316.9	342.4
Other income (expense) - net	(1.5)	(11.2)	(2.1)	(1.9)
Equity in net income of affiliates	(0.7)	(0.6)	(1.5)	(1.3)
Net income (loss) attributable to non-controlling interest	0.6	1.8	1.5	3.3
Equity-based compensation	24.8	15.3	45.3	26.0
Restructuring charges	4.6	2.4	8.8	7.7
Merger, acquisition and divestiture-related operating costs	1.4	6.9	4.0	12.0
Transition costs	11.0	2.0	19.4	8.9
Other adjustments (1)	2.9	(3.3)	3.9	(7.0)
Adjusted EBITDA	$206.2	$200.0	$396.2	$390.1

North America	$173.5	$161.4	$324.0	$314.7
International	49.1	46.5	104.7	101.6
Corporate and other	(16.4)	(7.9)	(32.5)	(26.2)
Adjusted EBITDA	$206.2	$200.0	$396.2	$390.1
(1)Adjustments for 2023 were primarily related to legal fees associated with ongoing legal matters discussed in Note 8 to the unaudited condensed consolidated financial statements and impairment charges. Adjustments for 2022 were primarily related to non-cash purchase accounting adjustments for deferred commission costs associated with the Take-Private Transaction.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(19.4)	$(1.8)	$(53.1)	$(33.1)
Incremental amortization of intangible assets resulting from the application of purchase accounting	115.9	122.2	234.4	249.2
Equity-based compensation	24.8	15.3	45.3	26.0
Restructuring charges	4.6	2.4	8.8	7.7
Merger, acquisition and divestiture-related operating costs	1.4	6.9	4.0	12.0
Transition costs	11.0	2.0	19.4	8.9
Merger, acquisition and divestiture-related non-operating costs	—	(0.5)	—	2.0
Debt refinancing and extinguishment costs	—	—	—	23.0
Non-operating pension-related income	(4.6)	(11.1)	(9.2)	(22.4)
Other adjustments (1)	2.9	(3.3)	3.9	(7.0)
Tax impact of non-GAAP adjustments	(42.2)	(33.2)	(79.6)	(73.9)
Other tax effect adjustments	0.7	0.2	1.7	0.8
Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (2)	$95.1	$99.1	$175.6	$193.2
Adjusted diluted earnings (loss) per share of common stock	$0.22	$0.23	$0.41	$0.45
Weighted average number of shares outstanding - diluted	431.6	429.4	431.6	429.4
(1)Adjustments for 2023 were primarily related to legal fees associated with ongoing legal matters discussed in Note 8 to the unaudited condensed consolidated financial statements and impairment charges. Adjustments for 2022 were primarily related to non-cash purchase accounting adjustments for deferred commission costs associated with the Take-Private Transaction.
(2)Starting in the first quarter of 2023, we exclude non-operating pension-related income from Adjusted net income (loss) and all prior periods have been adjusted accordingly.

Revenue
Three months ended June 30, 2023 versus Three months ended June 30, 2022
Total revenue was $554.7 million for the three months ended June 30, 2023, compared to $537.3 million for the three months ended June 30, 2022, an increase of $17.4 million, or 3.2% (3.8% before the effect of foreign exchange). The increase was attributable to growth in the underlying business, partially offset by the negative impact of foreign exchange and the impact of the divestiture of our business-to-consumer business in Germany in the second quarter of 2022.
Excluding the impact of the divestiture of $0.5 million and the negative impact of foreign exchange of $2.5 million, total organic revenue increased $20.4 million, or 3.9%, reflecting growth across both of our segments. The changes in revenue are discussed further in the segment level discussion below.
Six months ended June 30, 2023 versus Six months ended June 30, 2022
Total revenue was $1,095.1 million for the six months ended June 30, 2023, compared to $1,073.3 million for the six months ended June 30, 2022, an increase of $21.8 million, or 2.0% (3.3% before the effect of foreign exchange). The increase was attributable to growth in the underlying business, partially offset by the negative impact of foreign exchange and the impact of the divestiture of our business-to-consumer business in Germany in the second quarter of 2022.
Excluding the impact of the divestiture of $1.8 million and the negative impact of foreign exchange of $13.2 million, total organic revenue increased $36.8 million, or 3.5%, reflecting growth across both of our segments. The changes in revenue are discussed further in the segment level discussion below.

Revenue by segment was as follows (In millions):

	Three months ended June 30,				Six months ended June 30,
	2023	2022	$ Increase (decrease)	% Increase (decrease)	2023	2022	$ Increase (decrease)	% Increase (decrease)
North America:
Finance & Risk	$210.6	$209.5	$1.1	0.5%	$411.8	$411.7	$0.1	—%
Sales & Marketing	181.0	171.8	9.2	5.4%	354.5	336.9	17.6	5.2%
Total North America	$391.6	$381.3	$10.3	2.7%	$766.3	$748.6	$17.7	2.4%
International:
Finance & Risk	$107.8	$101.9	$5.9	5.8%	$218.6	$210.9	$7.7	3.7%
Sales & Marketing	55.3	54.1	1.2	2.2%	110.2	113.8	(3.6)	(3.2)%
Total International	$163.1	$156.0	$7.1	4.6%	$328.8	$324.7	$4.1	1.3%
Total Revenue:
Finance & Risk	$318.4	$311.4	$7.0	2.2%	$630.4	$622.6	$7.8	1.2%
Sales & Marketing	236.3	225.9	10.4	4.6%	464.7	450.7	14.0	3.1%
Total Revenue	$554.7	$537.3	$17.4	3.2%	$1,095.1	$1,073.3	$21.8	2.0%

North America Segment
For the three months ended June 30, 2023, North America revenue increased $10.3 million, or 2.7% (2.8% before the effect of foreign exchange) compared to the three months ended June 30, 2022. See further discussion below on revenue by solutions.
For the six months ended June 30, 2023, North America revenue increased $17.7 million, or 2.4% (2.5% before the effect of foreign exchange) compared to the six months ended June 30, 2022. See further discussion below on revenue by solutions.

Finance & Risk
For the three months ended June 30, 2023, North America Finance & Risk revenue increased $1.1 million, or 0.5% (0.7% before the effect of foreign exchange) compared to the three months ended June 30, 2022, primarily due to a net increase in revenue across our Finance Solutions and Third Party Risk and Supply Chain Management Solutions of approximately $8 million, partially offset by a net decrease in revenue from the Public Sector of approximately $4 million, including the impact due to the expiration of a government contract in April 2022, and decreased revenue of approximately $3 million from our legacy Credibility Solutions.

For the six months ended June 30, 2023, North America Finance & Risk revenue increased $0.1 million, or less than 0.1% (0.2% before the effect of foreign exchange) compared to the six months ended June 30, 2022, primarily due to a net increase in revenue across our Finance Solutions and Third Party Risk and Supply Chain Management Solutions of approximately $14 million, partially offset by a net decrease in revenue from the Public Sector of approximately $9 million, primarily as a result of the expiration of a government contract in April 2022 and decreased revenue of approximately $4 million from our legacy Credibility Solutions.

Sales & Marketing
For the three months ended June 30, 2023, North America Sales & Marketing revenue increased $9.2 million, or 5.4% (both after and before the effect of foreign exchange) compared to the three months ended June 30, 2022, primarily driven by growth in our Master Data Management and Digital Marketing Solutions.

For the six months ended June 30, 2023, North America Sales & Marketing revenue increased $17.6 million, or 5.2% (5.3% before the effect of foreign exchange) compared to the six months ended June 30, 2022, primarily driven by growth in our Master Data Management and Digital Marketing Solutions.

International Segment
For the three months ended June 30, 2023, International revenue increased $7.1 million, or 4.6% (6.2% before the effect of foreign exchange) compared to the three months ended June 30, 2022. Excluding the negative impact of foreign exchange of $2.1 million and the impact of the divestiture in 2022 of our business-to-consumer business in Germany of $0.5 million, International organic revenue increased $9.7 million, or 6.5%. See further discussion below on revenue by solutions.
For the six months ended June 30, 2023, International revenue increased $4.1 million, or 1.3% (5.4% before the effect of foreign exchange) compared to the six months ended June 30, 2022. Excluding the negative impact of foreign exchange of $12.2 million and the impact of the divestiture in 2022 of our business-to-consumer business in Germany of $1.8 million, International organic revenue increased $18.1 million, or 6.0%. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended June 30, 2023, International Finance & Risk revenue increased $5.9 million, or 5.8% (7.2% before the effect of foreign exchange) compared to the three months ended June 30, 2022. Excluding the negative impact of foreign exchange of $1.2 million, revenue increased $7.1 million, or 7.2%, attributable to growth across all markets, including higher revenue of approximately $2 million from Greater China and approximately $2 million from Europe, both driven by higher growth in Finance Analytics and API solutions, higher revenue of approximately $2 million from our WWN alliances due to higher cross border data fees, as well as higher revenue of approximately $1 million from our U.K. market attributable to growth in our Third Party Risk and Compliance solutions as well as Finance Analytics.

For the six months ended June 30, 2023, International Finance & Risk revenue increased $7.7 million, or 3.7% (7.3% before the effect of foreign exchange) compared to the six months ended June 30, 2022. Excluding the negative impact of foreign exchange of $6.8 million, revenue increased $14.5 million, or 7.3%, attributable to growth across all markets, including higher revenue of approximately $5 million from Europe and approximately $3 million from Greater China, both driven by higher growth in Finance Analytics and API solutions, higher revenue of approximately $3 million from our WWN alliances due to higher cross border data fees, as well as higher revenue of approximately $3 million from our U.K. market attributable to growth in our Third Party Risk and Compliance solutions as well as Finance Analytics.

Sales & Marketing
For the three months ended June 30, 2023, International Sales & Marketing revenue increased $1.2 million, or 2.2% (4.3% before the effect of foreign exchange) compared to the three months ended June 30, 2022. Excluding the negative impact of foreign exchange of $0.9 million and the impact of the divestiture in 2022 of our business-to-consumer business in Germany of $0.5 million, organic revenue increased $2.6 million, or 5.3%, primarily due to higher revenue from U.K. and Europe driven by new and localized solutions, such as Hoovers.
For the six months ended June 30, 2023, International Sales & Marketing revenue decreased $3.6 million, or 3.2% (1.8% increase before the effect of foreign exchange) compared to the six months ended June 30, 2022. Excluding the negative impact of foreign exchange of $5.4 million and the impact of the divestiture in 2022 of our business-to-consumer business in Germany of $1.8 million, organic revenue increased $3.6 million, or 3.5%, primarily due to higher revenue from U.K. and Europe driven by new and localized solutions, such as Hoovers, as well as higher data sales delivered via our latest API solutions.
Operating Costs
Consolidated operating costs were as follows (In millions):

	Three months ended June 30,				Six months ended June 30,
	2023	2022	$ Increase (decrease)	% Increase (decrease)	2023	2022	$ Increase (decrease)	% Increase (decrease)
Cost of services (exclusive of depreciation and amortization)	$205.0	$181.6	$23.4	12.9%	$400.9	$358.3	$42.6	11.9%
Selling and administrative expenses	183.6	176.6	7.0	4.0%	370.6	364.8	5.8	1.6%
Depreciation and amortization	145.0	147.0	(2.0)	(1.4)%	290.4	296.4	(6.0)	(2.1)%
Restructuring charges	4.6	2.4	2.2	91.7%	8.8	7.7	1.1	15.0%
Operating costs	$538.2	$507.6	$30.6	6.0%	$1,070.7	$1,027.2	$43.5	4.2%
Operating income (loss)	$16.5	$29.7	$(13.2)	(44.5)%	$24.4	$46.1	$(21.7)	(47.0)%

Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) was $205.0 million for the three months ended June 30, 2023, an increase of $23.4 million, or 12.9%, compared to the three months ended June 30, 2022, primarily due to higher data acquisition and processing costs of approximately $21 million.
Cost of services (exclusive of depreciation and amortization) was $400.9 million for the six months ended June 30, 2023, an increase of $42.6 million, or 11.9%, compared to the six months ended June 30, 2022, primarily due to higher data acquisition and processing costs of approximately $45 million, partially offset by lower net personnel costs of approximately $4 million. Total cost of services was favorably impacted by foreign exchange of approximately $3 million for the six months ended June 30, 2023, compared to the prior year period.
Selling and Administrative Expenses
Selling and administrative expenses were $183.6 million for the three months ended June 30, 2023, an increase of $7.0 million, or 4.0%, compared to the three months ended June 30, 2022, primarily due to higher net personnel costs of approximately $12 million driven by equity-based compensation, partially offset by lower costs of approximately $5 million related to our facilities and professional fees.
Selling and administrative expenses were $370.6 million for the six months ended June 30, 2023, an increase of $5.8 million, or 1.6%, compared to the six months ended June 30, 2022, primarily due to higher net personnel costs of approximately $16 million driven by equity-based compensation, partially offset by lower data processing costs of approximately $5 million and lower costs of approximately $5 million related to our facilities and professional fees. Total selling and administrative expenses were favorably impacted by foreign exchange of approximately $4 million for the six months ended June 30, 2023, compared to the prior year period.
Depreciation and Amortization

Depreciation and amortization expenses were $145.0 million for the three months ended June 30, 2023, a decrease of $2.0 million, or 1.4%, compared to the three months ended June 30, 2022, primarily due to lower amortization related to intangible assets recognized associated with the Take-Private Transaction and the Bisnode acquisition.

Depreciation and amortization expenses were $290.4 million for the six months ended June 30, 2023, a decrease of $6.0 million, or 2.1%, compared to the six months ended June 30, 2022, primarily due to lower amortization associated with intangible assets recognized associated with the Take-Private Transaction and the Bisnode acquisition and the impact of foreign exchange.

Restructuring Charges
Restructuring charges were $4.6 million for the three months ended June 30, 2023, an increase of $2.2 million, or 91.7%, compared to the three months ended June 30, 2022. Higher restructuring charges in the three months ended June 30, 2023 were primarily due to higher severance costs in the current year quarter.

Restructuring charges were $8.8 million for the six months ended June 30, 2023, an increase of $1.1 million, or 15.0%, compared to the six months ended June 30, 2022. Higher restructuring charges in the six months ended June 30, 2023 were primarily due to higher severance costs in the current year period, partially offset by lower facility exit costs in the current year period.

Operating Income (Loss)
Consolidated operating income was $16.5 million for the three months ended June 30, 2023, a decrease of $13.2 million, or 44.5%, compared to the three months ended June 30, 2022. The decrease in operating income was primarily driven by higher data acquisition and processing costs of approximately $20 million and higher net personnel costs of approximately $13 million, partially offset by higher revenue of $17.4 million and lower costs of approximately $5 million related to our facilities and professional fees.
Consolidated operating income was $24.4 million for the six months ended June 30, 2023, a decrease of $21.7 million, or 47.0%, compared to the six months ended June 30, 2022. The decrease in operating income was primarily driven by higher data acquisition and processing costs of approximately $39 million and higher net personnel costs of approximately $13 million, partially offset by higher revenue of $21.8 million, lower depreciation and amortization expenses of $6.0 million and lower costs of approximately $4 million related to our facilities and professional fees.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and adjusted EBITDA margin by segment was as follows (In millions):

	Three months ended June 30,					Six months ended June 30,
	2023	2022	$ Increase (decrease)	% Increase (decrease)		2023	2022	$ Increase (decrease)	% Increase (decrease)
North America:
Adjusted EBITDA	$173.5	$161.4	$12.1	7.5%		$324.0	$314.7	$9.3	2.9%
Adjusted EBITDA margin	44.3%	42.3%	N/A	200	bps	42.3%	42.0%	N/A	30	bps
International:
Adjusted EBITDA	$49.1	$46.5	$2.6	5.6%		$104.7	$101.6	$3.1	3.1%
Adjusted EBITDA margin	30.1%	29.8%	N/A	30	bps	31.8%	31.3%	N/A	50	bps
Corporate and other:
Adjusted EBITDA	$(16.4)	$(7.9)	$(8.5)	(106.3)%		$(32.5)	$(26.2)	$(6.3)	(24.1)%
Consolidated total:
Adjusted EBITDA	$206.2	$200.0	$6.2	3.1%		$396.2	$390.1	$6.1	1.6%
Adjusted EBITDA margin	37.2%	37.2%	N/A	—	bps	36.2%	36.3%	N/A	(10)	bps

Consolidated
Consolidated net loss margin on a GAAP basis was 3.5% for the three months ended June 30, 2023, compared to a net loss margin of 0.3% for the three months ended June 30, 2022, a change of 320 basis points. Consolidated adjusted EBITDA was $206.2 million for the three months ended June 30, 2023, compared to $200.0 million for the three months ended June 30, 2022, an increase of $6.2 million, or 3.1%, primarily due to higher revenue growth and lower costs related to our facilities and professional fees, partially offset by higher data acquisition and processing costs, higher net personnel costs and the negative impact of foreign exchange resulting from a strengthening U.S. dollar. Consolidated adjusted EBITDA was negatively impacted by foreign exchange of approximately $2 million. Consolidated adjusted EBITDA margin was 37.2% for the three months ended June 30, 2023, flat compared to the prior year quarter.
Consolidated net loss margin on a GAAP basis was 4.8% for the six months ended June 30, 2023, compared to a net loss margin of 3.1% for the six months ended June 30, 2022, a change of 170 basis points. Consolidated adjusted EBITDA was $396.2 million for the six months ended June 30, 2023, compared to $390.1 million for the six months ended June 30, 2022, an increase of $6.1 million, or 1.6%, primarily due to revenue growth and lower costs related to facilities and professional fees, partially offset by higher data acquisition and processing costs and the negative impact of foreign exchange resulting from a strengthening U.S. dollar. Consolidated adjusted EBITDA was negatively impacted by foreign exchange of approximately $5 million. Consolidated adjusted EBITDA margin was 36.2% for the six months ended June 30, 2023, compared to 36.3% for the prior year period, a decrease of 10 basis points.
North America Segment
North America adjusted EBITDA was $173.5 million for the three months ended June 30, 2023, an increase of $12.1 million, or 7.5% compared to the three months ended June 30, 2022. The increase in adjusted EBITDA was primarily due to revenue growth and lower costs related to personnel, facilities and professional fees, partially offset by higher data acquisition and processing costs. Adjusted EBITDA margin was 44.3% for the three months ended June 30, 2023, compared to 42.3% for the prior year quarter, an increase of 200 basis points.

North America adjusted EBITDA was $324.0 million for the six months ended June 30, 2023, an increase of $9.3 million, or 2.9% compared to the six months ended June 30, 2022. The increase in adjusted EBITDA was primarily due to higher revenue growth and lower costs related to personnel, facilities and professional fees, partially offset by higher data acquisition and processing costs. Adjusted EBITDA margin was 42.3% for the six months ended June 30, 2023, compared to 42.0% for the prior year period, an increase of 30 basis points.

International Segment
International adjusted EBITDA was $49.1 million for the three months ended June 30, 2023, an improvement of $2.6 million, or 5.6%, compared to the three months ended June 30, 2022. The increase in adjusted EBITDA was primarily due to revenue growth from the underlying business, partially offset by higher net personnel costs and higher foreign exchange losses resulting from a strengthening U.S. dollar. Adjusted EBITDA margin was 30.1% for the three months ended June 30, 2023, compared to 29.8% for the prior year quarter, an improvement of 30 basis points.
International adjusted EBITDA was $104.7 million for the six months ended June 30, 2023, an improvement of $3.1 million, or 3.1%, compared to the six months ended June 30, 2022. The increase in adjusted EBITDA was primarily due to revenue growth from the underlying business, partially offset by higher net personnel costs and higher foreign exchange losses resulting from a strengthening U.S. dollar. Adjusted EBITDA margin was 31.8% for the six months ended June 30, 2023, compared to 31.3% for the prior year period, an improvement of 50 basis points.
Corporate and Other
Corporate adjusted EBITDA was a loss of $16.4 million for the three months ended June 30, 2023, a change of $8.5 million, or 106.3%, compared to the three months ended June 30, 2022. The change in adjusted EBITDA was primarily attributable to higher performance-based incentive plan costs.

Corporate adjusted EBITDA was a loss of $32.5 million for the six months ended June 30, 2023, a change of $6.3 million, or 24.1%, compared to the six months ended June 30, 2022. The change in adjusted EBITDA was primarily attributable to higher performance-based incentive plan costs.

Interest Income (Expense) — Net

Interest income (expense) – net was as follows (In millions):

	Three months ended June 30,				Six months ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest income	$1.1	$0.3	$0.8	266.7%	$2.5	$0.6	$1.9	316.7%
Interest expense	(56.1)	(41.9)	(14.2)	(33.9)%	(111.4)	(89.1)	(22.3)	(25.0)%
Interest income (expense) – net	$(55.0)	$(41.6)	$(13.4)	(32.2)%	$(108.9)	$(88.5)	$(20.4)	(23.1)%

Interest income increased $0.8 million and $1.9 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, respectively, primarily due to higher interest rates.
Interest expense increased $14.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to higher interest rates.
Interest expense increased $22.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher interest rates, partially offset by the write off of debt issuance costs and discount in the prior year period in connection with the early redemption of the 6.875% Senior Secured Notes in 2022.
Other Income (Expense) — Net
Other income (expense) - net was as follows (In millions):

	Three months ended June 30,				Six months ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Non-operating pension-related income	$4.6	$11.1	$(6.5)	(59)%	$9.2	$22.4	$(13.2)	(59)%
Early debt redemption premium	—	—	—	NA	—	(16.3)	16.3	NA
Miscellaneous other income (expense) – net	(3.1)	0.1	(3.2)	(3200)%	(7.1)	(4.2)	(2.9)	(69)%
Other income (expense) – net	$1.5	$11.2	$(9.7)	(87)%	$2.1	$1.9	$0.2	11%
Non-operating pension-related income decreased $6.5 million and $13.2 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, respectively, primarily due to higher interest costs in the current year period.
Early debt redemption premium of $16.3 million for the six months ended June 30, 2022 was related to the early redemption of the 6.875% Senior Secured Notes in January 2022. See Note 5 to the unaudited condensed consolidated financial statements for further discussion.
The change in miscellaneous other income (expense) - net of $3.2 million and $2.9 million for the three and six months ended June 30, 2023, respectively, was primarily due to fees incurred for the accounts receivable securitization facility. See Note 6 to the unaudited condensed consolidated financial statements for further discussion.
Provision for Income Taxes
The effective tax rate for the three months ended June 30, 2023 was 47.4%, reflecting a tax benefit of $17.5 million on pre-tax loss of $37.0 million, compared to 16.7% for the three months ended June 30, 2022, which reflected a tax benefit of $0.1 million on a pre-tax loss of $0.7 million. The change in the effective tax rate for the three months ended June 30, 2023 compared to the prior year quarter was primarily due to an increase in earnings in certain jurisdictions, taxed at lower tax rates, as compared to the prior year period, partially offset by the impact of higher non-deductible equity compensation.

The effective tax rate for the six months ended June 30, 2023 was 35.6%, reflecting a tax benefit of $29.3 million on pre-tax loss of $82.4 million, compared to 23.3% for the six months ended June 30, 2022, which reflected a tax benefit of $9.4 million on pre-tax loss of $40.5 million. The change in the effective tax rate for the six months ended June 30, 2023 compared to the prior year period was due to the same factors discussed above for the three months ended June 30, 2023.

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $19.4 million, or a loss per share of $0.04, for the three months ended June 30, 2023, compared to a net loss of $1.8 million, or a loss per share of less than $0.01, for the three months ended June 30, 2022. The $17.6 million increase in net loss for the three months ended June 30, 2023 compared to the prior year quarter was primarily due to a decrease in operating income of $13.2 million, increased net interest expense of $13.4 million, and lower pension income of $6.5 million in the current year quarter, partially offset by a larger tax benefit of $17.4 million in the current year quarter.

Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $53.1 million, or a loss per share of $0.12, for the six months ended June 30, 2023, compared to a net loss of $33.1 million, or a loss per share of $0.08, for the six months ended June 30, 2022. The $20.0 million increase in net loss for the six months ended June 30, 2023 compared to the prior year period was primarily due to a decrease in operating income of $21.7 million, increased net interest expense of $20.4 million, and lower pension income of $13.2 million in the current year period, partially offset by a larger tax benefit of $19.9 million in the current year period and the early debt redemption premium of $16.3 million in the prior year period.

Adjusted Net Income and Adjusted Diluted Earnings Per Share
Adjusted net income was $95.1 million, or adjusted earnings per share of $0.22, for the three months ended June 30, 2023, compared to adjusted net income of $99.1 million, or adjusted earnings per share of $0.23, for the three months ended June 30, 2022. The decrease in adjusted net income and adjusted earnings per share was primarily driven by higher interest expense and depreciation and amortization, partially offset by higher tax benefits and increased adjusted EBITDA in the current year quarter.

Adjusted net income was $175.6 million, or adjusted earnings per share of $0.41, for the six months ended June 30, 2023, compared to adjusted net income of $193.2 million, or adjusted earnings per share of $0.45, for the six months ended June 30, 2022. The decrease in adjusted net income and adjusted earnings per share for the six months ended June 30, 2023 was driven by the same factors as discussed above for the three months ended June 30, 2023.

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
Cash Flow Overview

As of June 30, 2023, we had cash and cash equivalents of $260.6 million, of which $256.7 million was held by our foreign operations. We utilize a variety of planning strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Subsequent to the enactment of the Tax Cuts and Jobs Act ("2017 Act"), a significant portion of the cash and cash equivalents held by our foreign subsidiaries is no longer subject to U.S. income tax upon repatriation to the United States. However, a portion of our cash held by our foreign operations is still subject to foreign income tax or withholding tax upon repatriation. As a result, we intend to reinvest indefinitely all earnings post 2017 from our China and India subsidiaries. Cash held in our China and India operations totaled $42.7 million as of June 30, 2023.

In September 2022, the Company entered into a three-year revolving securitization facility agreement to transfer trade receivables of one of our U.S. subsidiaries through our bankruptcy-remote subsidiary to a third party financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. Currently, the facility has monthly drawing limits ranging from $170 million to $215 million. During the three and six months ended June 30, 2023, the Company made a net payment of $45.0 million and $13.1 million related to the facility, respectively. See Note 6 to the unaudited condensed consolidated financial statements for further discussion.
Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the periods presented (In millions):

	Six months ended June 30,
	2023	2022	$ Increase (decrease)
Net cash provided by (used in) operating activities	$214.6	$216.5	$(1.9)
Net cash provided by (used in) investing activities	(81.2)	(103.4)	22.2
Net cash provided by (used in) financing activities	(88.0)	(64.7)	(23.3)
Total cash provided during the period before the effect of exchange rate changes	$45.4	$48.4	$(3.0)

Cash Provided by (Used in) Operating Activities
Lower operating cash flows in the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily driven by higher interest payment of approximately $20 million and a net cash payment of $13.1 million in the six months ended June 30, 2023 related to the accounts receivable securitization facility as discussed in the earlier section within Cash Flow Overview, partially offset by lower net tax payment of approximately $21 million. The remaining change was primarily due to a net increase in cash, driven by improvement in collection from accounts receivables, net of payments to our vendors and employees.
We expect operating cash requirements in 2023 to be primarily related to payments for interest, contractual obligations, tax liability and other working capital needs. A portion of our outstanding debt is subject to the variability of interest rates. A 100 basis point increase or decrease in the weighted average interest rate would result in an incremental increase or decrease in annual interest expense of approximately $32 million, respectively. We mitigate the exposure from the variation of interest rates by entering into interest rate swap arrangements, resulting in a net exposure of approximately $5 million, including borrowings under the revolving facility. See Note 13 to the unaudited condensed consolidated financial statements for further discussion. In addition, we typically have various contractual obligations in our normal course of business, including those recorded as liabilities in our consolidated balance sheet, and certain purchase commitments that are not recognized, but are disclosed in the notes to our consolidated financial statements. A significant portion of these contractual obligations are related to payments for enterprise-wide information-technology services. We expect to continue to generate substantial cash from ongoing operating activities.

Cash Provided by (Used in) Investing Activities
Lower net cash used in investing activities for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to higher net cash proceeds of $19.8 million from settlement of foreign currency contracts.
We expect capital expenditures in 2023 to be in the range of $160 million to $180 million.
Cash Provided by (Used in) Financing Activities
The increase in net cash used in financing activities during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to higher net debt issuance proceeds of $452.6 million in the prior year period, payment of $85.9 million for the purchase of the non-controlling interest of our China operations, a dividend payment of $43.0 million and higher payments of approximately $11 million for finance lease arrangements in the current year period, partially offset by payment of $436.3 million for debt redemption activities in the prior year period and higher net borrowing of $133.7 million for the credit facility in the current year period.

Capital Resources and Debt

In addition to cash generated from our operating activities, we also borrow from time to time from our credit facility and issue long-term debt.
Below is a summary of our borrowings as of June 30, 2023 and December 31, 2022 (In millions):

		June 30, 2023			December 31, 2022
	Maturity	Principal amount	Debt issuance costs and discount	Carrying value	Principal amount	Debt issuance costs and discount	Carrying value
Debt maturing within one year:
2026 Term loan	February 8, 2026	$28.1	$—	$28.1	$28.1	$—	$28.1
2029 Term loan	January 18, 2029	4.6	—	4.6	4.6	—	4.6
Total short-term debt		$32.7	$—	$32.7	$32.7	$—	$32.7

Debt maturing after one year:
2026 Term loan	February 8, 2026	$2,637.6	$41.8	$2,595.8	$2,651.7	$49.2	$2,602.5
2029 Term loan	January 18, 2029	449.7	5.9	443.8	451.9	6.5	445.4
Revolving facility	September 11, 2025	119.0	—	119.0	50.3	—	50.3
5.000% Senior unsecured notes	December 15, 2029	460.0	5.6	454.4	460.0	6.0	454.0
Total long-term debt		$3,666.3	$53.3	$3,613.0	$3,613.9	$61.7	$3,552.2
Total debt		$3,699.0	$53.3	$3,645.7	$3,646.6	$61.7	$3,584.9

See Note 5 to the unaudited condensed consolidated financial statements for detailed discussion related to our debt as of June 30, 2023 and December 31, 2022.
Contractual Obligations
See Notes 8, 11 and 20 to the consolidated financial statements for the year ended December 31, 2022 included in the 2022 Annual Report on Form 10-K, which we filed on February 23, 2023, for expected payments for our operating leases, pension obligations and vendor commitments, respectively.
Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements, other than our foreign exchange forward contracts, interest rate swaps and cross currency swaps discussed in Note 13 to the unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of June 30, 2023, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2023.

Item 4. Controls and Procedures
As of June 30, 2023, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.
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
Based upon their evaluation, our CEO and CFO have concluded that as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to various government regulations affecting our collection, processing, and sale of our data-driven solutions, such as the FTC Act and the CCPA, as amended by the CPRA, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Act Concerning Personal Data Privacy and Online Monitoring, as well as forthcoming laws in Indiana, Iowa, Montana, Oregon, Texas, Tennessee, and Utah in the United States, the GDPR and certain credit information laws and permits as well as constitutional requirements in the European Union, the Cyber Security Law, DSL, and PIPL, and new AI regulations in China and various other international, federal, state and local laws and regulations. There is pending GDPR-related litigation in Poland resulting from our acquisition of Bisnode that may have an adverse impact on us. See "Business—Regulatory Matters" for a description of select regulatory regimes to which we are subject. These laws and regulations, which generally are designed to protect information relating to individuals and small businesses, the data rights of individuals, and to prevent the unauthorized collection, access to and use of personal or confidential information available in the marketplace and prohibit certain deceptive and unfair acts, are complex and have tended to become more stringent over time. Further, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, in the first half of 2023, several U.S. states introduced and passed legislation to expand privacy rights, data protection requirements, and data security breach notification. New and amended data protection, privacy, credit, data security, and artificial intelligence and ESG legislation that may impact Dun & Bradstreet has also been proposed in the U.S., European Union, China, India, and other international markets. We already incur significant expenses in our attempt to ensure compliance with these laws.

On April 6, 2022, the U.S. Federal Trade Commission (the “FTC”) finalized approval of a Consent Order with us (the “FTC Consent Order”) primarily relating to our business credit managing and monitoring products. The FTC Consent Order requires that we undertake specific compliance practices, recordkeeping, monitoring and reporting during its term, which ends on April 6, 2042.
On March 17, 2023, we were served by the FTC with an Order under Section 6(b) of the FTC Act (the “6(b) Order”), which authorizes the FTC to conduct wide-ranging studies that do not have a specific law enforcement purpose, in connection with the FTC’s inquiry into the small business credit reporting industry. Similar Orders were served on other companies in the credit reporting industry. Certain requirements of the 6(b) Order relate to subject matter similar to the scope of the FTC Consent Order. The FTC’s 6(b) inquiry is expected to examine various aspects of the collection, processing, and quality of information concerning small businesses for purposes of business credit reports and other business risk solutions, as well as the marketing and commercial practices related to such solutions, and various related matters. It is too early to determine what action, if any, the FTC may take with respect to its findings from its inquiry. It is possible that the FTC’s findings could result in FTC rule making or other action that may impact our business.
Some of the new U.S. state laws are intended to provide consumers (including sole proprietors) with greater transparency and control over their personal data as well as to provide additional obligations and duties for businesses. For example, the California Privacy Rights Act ("CPRA"), which amended the CCPA, became effective January 1, 2023, and expands upon the CCPA. Additionally, the Virginia Consumer Data Protection Act ("CDPA"), which also became effective on January 1, 2023 and additional laws in Colorado, Connecticut, and Utah, which become effective in the second half of 2023, Oregon and Montana, which become effective in 2024, Iowa, Tennessee, and Texas which become effective in 2025, and Indiana which becomes effective in 2026 are expected to affect our business. These laws place requirements on a broad scope of data sales and processing, which are likely to affect our business. Additionally, the duties and obligations for data handling, time sensitive privacy rights management, assessments, contracts, and similar requirements are expected to create more operational burdens on our business. We anticipate that additional state and/or federal legislation in the U.S. will continue to be enacted, and that our operations will need to continue to evolve to accommodate unique considerations across jurisdictions.
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
•failure of data suppliers, third party processors, or clients to comply with laws or regulations, where mutual compliance is required or where our ability to comply is dependent on the compliance of those parties;
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

Item 3. Defaults upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information

In the second quarter of 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

10.1
 Amendment No. 7 to the Credit Agreement, dated July 25, 2023, by and among The Dun & Bradstreet Corporation, as Borrower, Star Intermediate III, LLC, as Holdings, Bank of America, N.A., as Administrative Agent and the other lenders party thereto from time to time (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on July 27, 2023) (SEC File No. 001-39261).*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following materials from Dun & Bradstreet Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) the Condensed Consolidated Statements of Stockholder Equity (Unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUN & BRADSTREET HOLDINGS, INC.

		By:	/s/ BRYAN T. HIPSHER
Bryan T. Hipsher
Date:	August 3, 2023		Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ ANTHONY PIETRONTONE
Anthony Pietrontone
Date:	August 3, 2023		Chief Accounting Officer
(Principal Accounting Officer)