Form 10-K
period 2023-12-31
Dun & Bradstreet Holdings, Inc.
filed 2024-02-22
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-39361

Dun & Bradstreet Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-2008699
(State of incorporation)	(I.R.S. Employer Identification No.)

5335 Gate Parkway, Jacksonville, FL	32256
(Address of principal executive offices)	(Zip Code)
(904) 648-8006
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of Dun & Bradstreet Holdings, Inc. common stock held by non-affiliates of the registrant as of June 30, 2023 was $3,102,238,785 based on the closing price of $11.57 as reported by the New York Stock Exchange.
There were 438,796,038 shares outstanding of the Registrant's common stock as of February 16, 2024.

The information in Part III hereof is incorporated by reference to certain information from the registrant's definitive proxy statement for the 2023 annual meeting of shareholders. The registrant intends to file the proxy statement within 120 days after the close of the fiscal year that is the subject of this Report.

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
•risks related to registration and other rights held by certain of our largest shareholders;
•an outbreak of disease, global or localized health pandemic or epidemic, or the fear of such an event, including the global economic uncertainty and measures taken in response; and
•increased economic uncertainty related to the ongoing conflict between Russia and Ukraine, the conflict in the Middle East, and associated trends in macroeconomic conditions.

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

We are differentiated by the scale, depth, diversity and accuracy of our constantly expanding business database, known as our "Data Cloud," that contains comprehensive information on more than 550 million total organizations as of December 31, 2023. Access to longitudinal curated data is critical for global commerce, and with only a small percentage of the world’s businesses filing public financial statements, our data is a trusted source for reliable information about both public and private businesses. By building such a set of data over time, we were able to establish a unique identifier that creates a single thread connecting related corporate entities allowing our clients to form a holistic view of an enterprise. This unique identifier, which we refer to as the D-U-N-S Number, is an organization's "fingerprint" or "Social Security Number". We believe that we are the only scale provider to possess both worldwide commercial credit data and comprehensive public records data that are linked together by a unique identifier allowing for an accurate assessment of public and private businesses globally.

Leveraging our commercial credit data and analytics, as well as compliance intelligence, our Finance & Risk solutions are used in the critical decisioning processes of finance, risk, compliance and procurement departments worldwide. We are a market leader in commercial credit decisioning, with many of the top businesses in the world utilizing our solutions to make informed decisions when considering extending business loans and trade credit. We are also a leading provider of data and analytics to businesses looking to analyze supplier relationships and more effectively collect outstanding receivables, detect and mitigate business fraud, and assess and track their business partners’ Environmental, Social and Governance (“ESG”) performance and activities. We believe our proprietary Paydex score is widely relied upon as an important measure of credit health for businesses. We are well positioned to provide accessible and actionable insights and analytics that mitigate risk and uncertainty, and ultimately protect and drive increased profitability for our clients.

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

We leverage these differentiated capabilities to serve a broad set of clients across multiple industries and geographies. As of December 31, 2023, we have a global client base of approximately 240,000, including some of the largest companies in the world. Our data and analytics support a wide range of use cases covering nearly all industry verticals, including financial services, technology, communications, government, retail, transportation and manufacturing. In terms of our geographic footprint, we have an industry-leading presence in North America, an established presence in the United Kingdom and Ireland ("U.K."), Northern Europe (Sweden, Norway, Denmark, Finland, Estonia and Latvia), Central Europe (Germany, Austria, Switzerland and various other central and eastern European countries), Greater China and India through our majority or wholly-owned subsidiaries and a broader global presence through our Worldwide Network alliances ("WWN alliances").

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

Following the Take-Private Transaction, Mr. Foley and the rest of the Investor Consortium developed a senior leadership team with extensive experience and a proven track record of driving long-term shareholder value creation through transformation and growth initiatives. The senior leadership team continues to execute on our strategic plan to improve and revitalize our business for long-term success. Our leadership team is focused on value creation, enhanced technology and data, solution innovation and a client-centric go-to-market strategy.

On July 6, 2020, we completed an initial public offering ("IPO") of 90,047,612 shares of our common stock, par value $0.0001 per share at a public offering price of $22.00 per share. Immediately subsequent to the closing of the IPO, we also completed a private placement of 18,458,700 shares of common stock at a price per share equal to 98.5% of the IPO price, or $21.67 per share.

In 2021, we expanded our global footprint and client base through our acquisitions of Bisnode Business Information Group AB ("Bisnode"), NetWise Data, LLC ("NetWise") and Eyeota Holdings Pte. Ltd. ("Eyeota"), which increased our global client base across and expanded and enhanced our Data Cloud. We continue to focus on the integration of these recently acquired businesses, enhancing our data and technology, and continued innovation of new and existing solutions to grow our industry-leading presence in North America, our established presence in the U.K., Northern Europe, Central Europe, Greater China and India, and our broader global presence through our Worldwide Network alliances. As we continue to execute on our multi-year transformation strategy, we believe that our unique mix of high-quality revenues, blue chip client base, and focus on innovation, strong profitability and disciplined capital allocation differentiate us through our ability to continue delivering strong performance in modulating economic conditions.

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

•Advances in Analytical and Technological Capabilities Unlocking the Value of Data. The combination of increasingly available data sets with effective Artificial Intelligence systems ("AI"), Large Language Models ("LLMs") and Machine Learning ("ML") capabilities, among other technologies, allows for the generation of mission critical insights integrated into clients’ workflows as well as the development of new solutions, such as D&B.AI Labs. Businesses that lack the resources for developing these complex tools and solutions internally turn to data and analytics providers, creating market demand. The availability of more insightful analytical tools, in turn, drives growing recognition of the power of analytics in everyday business processes. Through the application of AI systems and other technology, our goal is to improve visibility, engagement, and enrich the overall quality of our data to support meaningful data-driven insights, more opportunities and better business and professional decision-making and outcomes while respecting the interests and rights of individuals and their communities.

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

Our Solutions

The defining characteristic of our solutions is the breadth and depth of our combined proprietary and curated public data and actionable analytics that help drive informed decisions for our clients. As of December 31, 2023, our Data Cloud is compiled from tens of thousands of sources, as well as from data collected by our 13 WWN alliances, who provide both data sourcing and local distribution channels for 256 countries and territories worldwide. We believe that we are uniquely able to match data to its corresponding entity, and have extensive related intellectual property dedicated to this function. Since 1963, we have tracked these businesses by assigning unique identifiers (known as a D-U-N-S Number) to all organizations in our data set. The D-U-N-S Number is recommended and, in many cases required, by numerous commercial, trade and government organizations. This privileged position in the market has allowed us to commercialize the creation and monitoring of D-U-N-S Numbers by suppliers, which in turn feeds additional proprietary data into our platform.

Data is only valuable when it drives action that moves an organization towards its goals. Underpinned by an integrated technology platform, our solutions derive data-driven insights that help clients target, grow, collect, procure and comply. We provide clients with both curated data to incorporate into their internal workflows and end-to-end solutions that generate insights from this data through configurable analytics. The chart below illustrates the comprehensive, end-to-end nature of our solutions, which are organized into two primary areas: Finance & Risk and Sales & Marketing.

Finance & Risk

Our Finance & Risk solutions provide mission critical data and analytics to our clients as they seek to manage risk, minimize fraud and monitor their supply chain. Top commercial enterprises across the globe utilize our configurable solutions to make better decisions when considering small business loans, extending trade credit, analyzing supplier relationships, onboarding new customers and vendors and collecting outstanding receivables. Our Finance & Risk solutions help clients increase cash flow and profitability while mitigating credit, operational, compliance and ESG risks.

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

D&B Risk Analytics, includes D&B Supplier Intelligence, D&B Compliance Intelligence and D&B ESG Intelligence, is a subscription-based online application that offers clients real-time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio analysis tool to mitigate supply chain risk, regulatory risk including Know Your Vendor ("KYV"), and ESG assessment and related risk. The Compliance Intelligence solution has been enhanced to provide comprehensive insights into businesses to facilitate global Anti-Money Laundering ("AML")/Know Your Customer ("KYC") compliance and to minimize financial, legal and reputational risk exposure. The workflow and automation provides compliance and onboarding by validating identities of businesses against a global Data Cloud of over 550 million organizations to confirm accurate representation.

Risk Guardian, which includes Credit and Compliance Intelligence for B2B and B2C risk assessment, is a subscription-based online and API application that offers clients real-time access to our most complete and up-to-date Northern Europe information, comprehensive monitoring and portfolio analysis.

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

D&B Visitor Intelligence turns web visitors into leads by leveraging D&B’s rich B2B data set and digital identity resolution capabilities to unmask anonymous web traffic and identify which companies and potential buyers are visiting client websites. This critical visitor intelligence drives personalized web experiences, increased conversion rates with prefill web registrations and retargeting capabilities to quickly engage these new leads and accelerate the sales process.

D&B Hoovers is a sales intelligence solution that allows clients to research companies, quickly build pipelines, engage in informed conversations and enhance sales productivity. Clients are able to target companies and contacts through search filters that continually refresh based on developed criteria. The solution populates leading tools such as Salesforce, Microsoft Dynamics, HubSpot and Marketo records to allow clients to reduce time spent on administrative tasks and improve sales productivity.

InfoTorg is a subscription based online SaaS application that provides clients with detailed information services on people, companies, vehicles, real estate, laws and regulations as well as court judgments in Sweden. InfoTorg helps our clients solve their core everyday tasks based on verified and easy to find information. The versatility of the product enables many different use cases, e.g. AML/KYC - controls in the financial industry, verification and control of individuals in the public sector as well as vehicle transactions for car dealers and workshops.

Our Competitive Strengths

Market Leadership with the Most Comprehensive Company and Business Data

We are uniquely qualified to address the commercial data-driven decisioning needs of our clients due to the breadth and depth of our proprietary Data Cloud and the extensive intellectual property driving insights. Our Data Cloud includes more than 550 million organizations globally and extends far beyond those for which data is publicly available. The D-U-N-S Number is a widely recognized identifier and is a policy-driven requirement for the process of supplying trade credit for many businesses and governments. In addition to the data ingested, D&B has been awarded 255 patents, many of which are focused on the complex problem of mapping disparate data sources to a business entity. Our owned, proprietary information and analytics include commercial credit and firmographic information, professional contact information, third party regulatory compliance, receivables, payment history and other information.

Our strategic relationships with our global WWN alliances provide us with international data in our global Data Cloud, which we view as a key competitive strength in serving both U.S. and international businesses. The contributory nature of our Data Cloud, where we combine proprietary information and official public source data, underpinned by focus on data quality delivered globally through our Data Quality Standards program, creates a strong network. Our Data Cloud is also differentiated in our ability to track corporate linkages of child-to-parent organization relationships and define universal beneficial ownership across entities to help clients better understand commercial relationships and make better informed decisions with a more holistic view of the business.

Innovative Analytics and Decisioning Capabilities Driving End-to-End Solutions

In a world of increasing data access, the value proposition for companies like ours is shifting from the provision of core data to the generation of analytical insights to inform decisioning processes and optimize workflows, across interrelated business activities. Our end-to-end solutions cover a comprehensive spectrum of use cases across the lifecycle of our clients’ businesses. These use cases continue to evolve as we, and our customers, find additional ways to derive insights from our data. We believe our configurable solutions, in combination with our proprietary Data Cloud, are a key competitive advantage for us and allow us to effectively compete across the entire commercial data and analytics landscape.

Deep Relationships with Blue Chip Clients

With our leading data and analytical insights, we serve many of the largest enterprises in the world. Our client base is diversified across size, industry and geography and features minimal concentration. In 2023, 2022 and 2021, no client accounted for more than 5% of our revenue, and our top 50 clients accounted for approximately 25% of our revenue. We have held relationships with 18 of our top 25 clients by size of revenue for the year ended December 31, 2023 for more than 20 years, which reflects how deeply embedded we are in their daily workflows and decisioning processes. For 2023 our annual revenue retention rate was 96%.

Scalable and Highly Attractive Financial Profile

We have an attractive business model underpinned by stable and highly recurring revenues, significant operating leverage and low capital requirements that contribute to strong free cash flow. Our high levels of client retention and shift toward multi-year subscription contracts result in a high degree of revenue visibility. The vast majority of our revenues are either recurring or re-occurring in nature. Additionally, we benefit from natural operating leverage given the high contribution margins associated with incremental revenue generated from our centralized Data Cloud and solutions. Despite the investments being made to enhance our technology, analytics and data, our capital requirements remain low with capital expenditures (including capitalized software development costs) of approximately 9% of our revenues in 2023. All of these factors contribute to strong free cash flow generation, allowing us the financial flexibility to invest in the business and pursue growth through acquisitions.

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

We also believe there is significant opportunity to expand our presence in the SMB market. We currently serve approximately 84,000 SMB clients out of the millions of businesses within the global marketplace. In addition, we are servicing over 38,000 businesses a month on average that seek our solutions or that need a D-U-N-S Number and have over 2,900,000 businesses leveraging our business credit and insights. We have existing relationships with many SMBs through solutions enabling the proactive monitoring of their D-U-N-S Number. Our D&B Marketplace is an integrated web platform that provides businesses with an introduction to Dun & Bradstreet’s capabilities and solutions for their potential use, and digital advertising solutions that enable enterprises to target their offers to our SMB audiences. By leveraging this go-to-market channel and offering more simplified solutions that are easily integrated into client workflows, we can continue to expand our reach among SMBs.

Develop Innovative Solutions

Given the depth and coverage of information contained in our proprietary Data Cloud, we believe we can continue to develop differentiated solutions to serve our clients in an increasing number of use cases. As we continue to gather and incorporate additional sources of data, we believe the resulting analytics and insights we are able to provide within our solutions will be increasingly impactful to our clients and their decisioning processes. By improving the quality and breadth of our Data Cloud and applying emerging technologies such as Gen AI, we expect to expand into adjacent use cases and leverage our data insights in new functional areas such as capital markets. We also expect to utilize these powerful tools to identify and further penetrate attractive addressable markets, as demonstrated by the development of our Risk & Compliance solutions, a high growth area within our Finance & Risk solutions, in order to better address the GRC market. These additional solutions utilize existing data architecture to generate high contribution incremental revenue streams.

One of the most recent examples of innovative application of the Data Cloud is D&B Risk Analytics Compliance Intelligence. The solution arms compliance teams around the world with data and modern capabilities needed to conquer the evolving landscape and complexity of third-party compliance risk. By leveraging data from the Data Cloud, the solution brings insights connected to more than 550 million entities – helping organizations to identify who exactly they are doing business with. Further, through intelligent and highly configurable policy-led workflows, D&B Compliance Intelligence provides a future-ready KYC/KYB monitoring solution that helps keep companies apprised of risk in near real-time for proactive mitigation. The solution aims to help compliance teams quickly and effectively verify, assess, monitor, and manage entities and beneficial owners and fortify company reputation.

With our data as the backbone for some of the largest and most sophisticated organizations in the world, we are uniquely positioned to help them achieve their goals of increasing revenues, driving down costs and mitigating risk. Our products and services are underpinned by validated, historical and proprietary data, which allows us to deliver reliable and interpretable AI created results that drive our clients’ most critical business decisions. Having utilized these technologies in our analytics solutions for the past several years, we have a robust product development program with multiple solutions being tapped to incorporate generative AI and large language models, including in the areas of ESG, Linkage and Matching, and Sales and Marketing solutions. Further, we develop Master Data Management ("MDM") solutions to help businesses connect data sets within an organization and create clean, accurate and complete data records. Our MDM solutions fueled by AI-based capabilities help clients maximize the value offered by predictive analytics, machine learning, Gen AI and large language models. These capabilities are foundational for product innovation and are critical for any AI model creation and training. We are also focused internally on ways that Gen AI can improve our own operational efficiency and act as client zero in the development of future commercial offerings.

Expand Our Presence in Attractive International Markets

Despite our global presence and industry leading position in the North American market, we remain relatively under-penetrated in international markets, with International revenue accounting for approximately 30% of our business in 2023. We believe that expanding our presence in owned international markets can be a significant growth driver for us in the coming years. Our international growth strategy begins with localizing current solutions to meet global demand and, similar to our domestic strategy, includes a focus on cross-selling and upselling, winning new clients and developing innovative solutions.

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

Our Clients

We have a diversified client base with approximately 240,000 clients worldwide during 2023. Our client base is diversified across size, industry and geography, and features minimal concentration; with no client accounting for more than 5% of revenue and our top 50 clients accounting for approximately 25% of revenue. Our clients include enterprises across nearly all industry verticals, including financial services, technology, communications, retail, transportation and manufacturing, and our data and analytics support use cases of all types. A substantial portion of our revenue is derived from companies in the financial services industry. We have held relationships with 18 of our top 25 clients by size of revenue for the year ended December 31, 2023 for more than 20 years, which reflects how deeply embedded we are in their daily workflows and decisioning processes. For 2023, our annual revenue retention rate, reflecting the percentage of prior year revenue from clients who were retained in the current year, was 96%.

In addition to our blue chip corporate client base, we serve a number of government organizations. Through the development of our analytics, we continue to move into mission critical functions with higher applicability across federal, state and local government organizations.

We have a presence in 256 countries and territories, including the United States, Canada, the U.K., Northern Europe, Central Europe, Greater China and India as of December 31, 2023. Our international presence is organized through the WWN alliances and majority or wholly-owned markets. The following table presents the contribution by geography to revenue, which excludes Corporate and other:

	Year Ended December 31,
	2023	2022	2021
Revenue by geography
North America	71%	71%	69%
International	29%	29%	31%

Go-to-Market Organization

Our sales and marketing efforts are focused on both generating new clients as well as cross-selling and upselling our end-to-end solutions to existing clients. Our salesforce is segmented into three distinct channels: Strategic Sales, Field Sales and Inside Sales. To align our salesforce more effectively with our clients, we have also organized these distribution channels by either industry or geographic territories supported by centralized product/solution based pre-sales development teams and specialized sales support teams. Our sales compensation plans are designed to incentivize multi-year contracting and cross-selling.

Our Strategic Sales team is organized by industry and covers our largest and most sophisticated clients who typically use multiple D&B solutions across a variety of use cases. These strategic clients are each independently managed by directors who own the client relationship and are equipped to sell all solutions. In many instances, we deploy our employees on-site to assist our clients in implementing and configuring our analytics for various use cases, acting as a "one-stop shop" for our clients’ data and analytics needs.

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

Given the breadth of our end-to-end solutions and increased focus on cross-selling, we have spent considerable time training and upskilling our salesforce in a formal sales training program. We now require sales certifications from our salesforce and have instituted talent assessments and performance check-ins to ensure we continue to shape our culture to winning and accountability.

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

There are certain key international markets in which we operate independently, including the U.K., Northern Europe, Central Europe, Greater China and, in the case of India, through a joint venture in which we are the majority owner. As we continue to provide international companies with our best-in-class data on U.S. companies, suppliers and prospects, our solutions have also increasingly become localized in recent years to better serve foreign markets. Our local presence ensures the complete, timely and accurate collection of commercial information.

In addition, as of December 31, 2023, we also operated through 13 WWN alliances. Our WWN members license our data, solutions as well as our trademarks and brand, to serve local markets where Dun & Bradstreet does not have a direct ownership interest and collect local data which is provided to D&B's Data Cloud. Our extensive international network enables millions of executives around the world to make confident business decisions with reliable and accessible information. Our strategic relationships with our global WWN alliances provide us with best-in-class breadth of international data in our Data Cloud, as well as a strong distribution network for our D&B solutions which we view as a key competitive strength in serving international and global enterprises. This approach has improved the applicability of our data to serve local clients, while enlarging and strengthening the data sets for clients in all geographies.

Competition

We primarily compete on the basis of differentiated data sets, analytical capabilities, solutions, client relationships, innovation and price. We believe that we compete favorably in each of these categories across both our Finance & Risk and Sales & Marketing solutions. Our competitors vary based on the client size and geographical market that our solutions cover.

For our Finance & Risk solutions, our competition generally varies by client size between enterprise, mid-market and SMBs. Dun & Bradstreet has a leading presence in the enterprise market as clients place a high degree of value on our ability to identify relationships across disparate entities, generate insights deep into a company's lifecycle, combined with best-in-class commercial credit database to inform their critical decisions around the extension of credit. Dun & Bradstreet’s main competitors in the enterprise and mid-market include Bureau van Dijk (owned by Moody’s Corporation), Experian and Creditsafe in Europe and Experian and Equifax in North America. In the SMB market, our competition generally includes Equifax, Experian and other consumer credit providers that offer commercial data. Additionally, there is a fragmented tail of low cost, vertical and regionally focused point solutions in this market that may be attractive to certain clients but lack the scale and coverage breadth to compete holistically.

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

In the United Kingdom, our direct competition for our Finance & Risk solutions is primarily from Moody's Analytics and Creditsafe. Additionally, the Sales & Marketing solutions landscape in these markets is both localized and fragmented, where numerous local players of varying sizes compete for business.

In Northern Europe, we primarily compete with Enento and Experian and in Central and Europe markets we compete with several regional and local players.

In Asia Pacific, we face competition in our Finance & Risk solutions from a mix of local and global providers. In China we primarily compete with global providers such as Experian and Moody's Corporation, as well as technology driven local players focusing on domestic data. In India we compete with local competitors. In addition, as in the U.K., the Sales & Marketing solutions landscape throughout Asia is localized and fragmented.

We believe that the solutions we provide to our clients in all geographies reflect our deep understanding of our clients’ businesses, the differentiated nature of our data and the quality of our analytics and decisioning capabilities. The integration of our solutions into our clients’ mission critical workflows helps to ensure long-lasting relationships, efficiency and continuous improvement.

Technology

Our Technology ecosystem is key to how we efficiently collect, curate and ultimately deliver our data, actionable analytics and business insights to our customers. We continue to invest in the architecture of our technology platforms and cloud-focused infrastructure to enhance our ability to organize and process high volumes of disparate data, increase system availability, data quality and improved delivery, while effectively managing our overall cost. We continue to look for ways to add and integrate new data sets and analytical capabilities into our simplified and scaled technology infrastructure along with a focus simplifying and modernizing our data supply chain.

Our approach emphasizes operational efficiency, consistent technology hygiene, scalability and resiliency, underpinned by strong cybersecurity and technology risk management practices. We continue to shift away from a traditional data center strategy and have prioritized our digital transformation to the cloud.

Intellectual Property

We own and control various intellectual property rights, such as trade secrets, confidential information, trademarks, service marks, trade names, copyrights, patents and applications for the foregoing. These rights, in the aggregate, are of material importance to our business. We also believe that the Dun & Bradstreet name and related trade names, marks and logos are of material importance to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. We consider our trademarks, service marks, databases, software, analytics, algorithms, inventions and other intellectual property to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret, patent, etc.) and contractual safeguards for protecting them throughout the world.

We own patents and have filed for patent applications both in the United States and in other selected countries of importance to us. The patents and patent applications include claims which pertain to certain technologies and inventions which we have determined are proprietary and warrant patent protection. We believe that the protection of certain of our innovative technology and inventions, such as our proprietary methods for data curation and identity resolution, through the filing of patent applications, is a prudent business strategy. Filing of these patent applications may or may not provide us with a dominant position in the applicable field of technology. However, these patents and/or patent applications may provide us with legal defenses should subsequent patents in these fields be issued to third-parties and later asserted against us. Where appropriate, we may also consider asserting, or cross-licensing, our patents.

Corporate and Social Responsibility

We believe a defining quality of successful companies is that they demonstrate a consistent commitment to empowering the people and communities where they operate. We believe in having a positive impact through responsible engagement on ESG issues. We use our data and analytics to help companies grow their business and become better global corporate citizens.

We are committed to evaluating and, where possible, reducing the environmental impact of our offices and data centers. We have measured our greenhouse gas emissions for Scope 1 and Scope 2 and reported the results in our 2022 Corporate Sustainability Report. We have expanded transparency regarding our environmental impact by including a reference index aligning with the SASB Table for Technology and Communications in the Software and IT Services subsector, the Global Reporting Initiative ("GRI"), as well as the Task Force on Climate-Related Financial Disclosures ("TCFD"), while actively monitoring new developments and requirements in this evolving space. See further discussion in our 2022 Corporate Sustainability Report, which is available on our website at investor.dnb.com.

We consider environmental and social impacts throughout the design of our products, including using energy-efficient data services for hosting, storing and deploying our products. We seek to engage with suppliers and vendors that use progressive and environmentally friendly products, materials, and technology to advance sustainability across our organization. We have adopted a Code of Conduct and Ethics for Third Parties, an Environmental Policy Statement and a Product Governance & Sustainability Policy Statement that are available on our website at www.dnb.com under "About Us -- Our Company -- Our Focus on Sustainability."

Our company culture provides a foundation that facilitates our commitment to social and economic development and to contributing to the sustainability of the communities in which we all live and operate. We are committed to fostering a workplace where everyone’s voice is valuable and diversity in all its forms is welcomed. We look at responsibility from several dimensions— how we support and empower our employees, the way we focus on helping our clients, strengthen our communities, and the way we manage our business— in order to remain aligned with our core value of inherent generosity.

The Board oversees ESG matters, with assistance from the Audit, Corporate Governance & Nominating, and Compensation Committees. We have also formed an internal Sustainability Working Group that is tasked with development and execution of our ESG program, assessing the ESG landscape and communicating our progress to the stakeholders.

Workforce and Human Capital Resources

As of December 31, 2023, we had 6,414 employees worldwide, of whom 2,531 were in our North America segment and Corporate, and 3,883 were in our International segment. Our workforce also engages third-party consultants as an ongoing part of our business where appropriate. There are no unions in our U.S. or Canadian operations, and work councils and trade unions represent a portion of our employees in a few European markets. We have not experienced any work stoppages and we believe we maintain strong relations with our employees.

We strive to make our company a diverse, inclusive and safe workplace that will drive personal growth for each of our employees. We design our human resources programs to support these critical objectives. We provide a comprehensive compensation and benefits package designed to support our employees, both at home and at work. We provide learning and development programs for our people to prepare them for their roles and facilitate internal career mobility to foster a high-performing workforce.

We are committed to a diverse and inclusive workforce where many diverse perspectives, thoughts, beliefs, educational backgrounds and experiences are purposefully and respectfully brought together. We have adopted a Human Capital & Diversity, Equity and Inclusion Policy Statement that is available on our website at www.dnb.com under "Our Company -- About Us -- Our Focus on Sustainability - People." We make employment decisions based on merit and are committed to seeking diverse talent. Our diversity and inclusion programs further enhance our culture with the goal of making our workplace more engaging and inclusive.

Financial Information by Segment

In addition to our two reportable segments, we have a corporate organization that consists primarily of general and administrative expenses that are not included in the other segments. For financial information by reporting segment, see Note 18 to the consolidated financial statements.

Regulatory Matters

Compliance with legal and regulatory requirements is a top priority for us. This includes compliance, to the extent applicable, with national and local anti-bribery and anti-corruption laws, information privacy, communications privacy, and data protection laws and regulations, data security and cybersecurity laws, artificial intelligence laws, unfair and deceptive trade practices laws, consumer protection laws, data broker laws, export control and economic sanctions laws, antitrust/competition laws, environmental, social, governance and sustainability laws, national laws regulating enterprise credit reporting agencies and, in a few cases internationally, consumer reporting agencies, freedom or expression laws, and digital accessibility and advertising laws. These laws are enforced by national and local regulatory agencies, and in some instances also through private civil litigation. Additionally, on April 6, 2022, the U.S. Federal Trade Commission finalized approval of a Consent Order with us (the “FTC Order”) primarily relating to our business credit managing and monitoring products. The FTC Order requires that we undertake specific compliance practices and reporting during its term, which ends on April 6, 2042.

We proactively manage our compliance with laws and regulations through a dedicated legal and compliance and ethics team situated in the United States, Europe, Greater China and India, with all team members reporting to the Chief Legal Officer and Chief Ethics and Compliance Officer in the United States. Through our legal and global compliance and ethics functions, we operate a comprehensive global compliance and ethics program aligned with the U.S. Federal Sentencing Guidelines Elements of an Effective Compliance and Ethics Program, the OECD Good Practices Guidance on Internal Controls, Ethics, and Compliance, the OECD Guidelines Governing the Protection of Privacy and Transborder Flows of Personal Data, the accountability principle of the GDPR, International Organization for Standardization (ISO) standards for Compliance Management Systems (ISO 37301), Information Security Management Systems (ISO 27001), and Privacy Information Management Systems (ISO 27701) and the FTC Order. Based on a holistic program model integrating these frameworks, we undertake compliance risk assessments, promulgate policies and procedures to address a broad range of compliance risks and topic areas, provide awareness and training to our teams and associates, maintain and strive to continually improve upon compliance program operations, monitor all material legislative developments, laws and regulations applicable to our business, oversee, monitor and audit the efficacy of our internal compliance-related controls, evaluate the compliance and regulatory risks of the suppliers and other third parties we engage, advise on and assist in the development of new products, data solutions, and services, and meet as necessary and appropriate with regulators and legislators to establish transparency of our operations and create a means to understand and respond should any issues arise.

Data Protection, Privacy, Artificial Intelligence, and Technology Regulation

Our operations are subject to applicable national and local laws that regulate privacy, data and cyber security, artificial intelligence, broader data collection, use and sharing, cross-border data transfers and/or business, and in certain cases internationally, consumer credit reporting. These laws impact, among other things, data collection, usage, storage, transparency, security and breach, dissemination (including transfer to third parties and cross-border), individual rights management, retention and destruction. Certain of these laws provide for civil and criminal penalties for violations. Expansion into new use cases for personal information, artificial intelligence, and growth, whether through organic growth or strategic acquisitions, adds a further layer of complexity to our overall obligations under these laws, including new obligations relating to certain categories of consumer data and emerging regulations and interpretations of existing laws related to artificial intelligence and automated decision-making. The laws and regulations that affect our business include, but are not limited to:

•the GDPR, the ePrivacy Directive and implementing national legislation, and judicial and regulatory developments on the EU and national level;

•U.S. federal, state and local privacy and data protections laws such as the Federal Trade Commission Act ("FTC Act") and similar state laws, state data breach laws and state privacy laws;

•China’s Cybersecurity Law, China Personal Information Protection Law ("PIPL"), Data Security Law ("DSL"), and Generative AI Measures as well as other civil and criminal laws relating to data protection and artificial intelligence;

•India’s new Digital Personal Data Protection Act, 2023 (“DPDPA”), Information Technology Act, 2000, Information Technology (Reasonable Security Practices and Procedures and Sensitive Personal Data or Information) Rules, 2011, and India Cert-In Cybersecurity Directions, 2022;

•other international data protection, data localization, and state secret laws impacting us or our data suppliers; and

•oversight by regulatory authorities for engaging in business credit reporting such as the U.K. Financial Conduct Authority, the People’s Bank of China, the Sweden Authority for Privacy Protection, Finnish Data Protection Ombudsman, Datatilysnet of Denmark, and Datatilysnet of Norway.

These laws and regulations, which generally are designed to protect privacy interest and rights and to prevent the misuse of personal information available in the marketplace, are complex, change frequently and have consistently trended towards becoming more stringent over time. We already incur significant expenses in our attempt to ensure compliance with these laws. Currently, public concern is high with regard to data transparency and data subject rights across markets and consumer privacy rights in the United States, the collection, use, accuracy, correction, sharing and cross border transfers of personal information, and the risks to individuals associated with artificial intelligence technologies, such as bias discrimination, deception, and fraud. In addition, many consumer advocates, privacy advocates, legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy, personal data and human rights in light of evolving technologies and data uses and have become increasingly concerned about the need for expanded oversight for data processing, generation, handling, and security. As a result, they are lobbying and advocating for further restrictions, transparency, and accountability for the dissemination or commercial use of personal information, particularly in digital ecosystems. For example, in 2023, new data broker laws were introduced in two additional U.S. states, and The Delete Act expanded existing data broker requirements in California, including providing for a single data deletion request applicable to all data brokers. Additional legislative or regulatory efforts in the United States and other jurisdictions globally could further restrict and/or increase responsibilities and requirements associated with the collection, use, communication, access, accuracy, obsolescence, sharing, cross border transfer, correction, security and rights of individuals and entities related to this personal information. In addition, any perception that our practices or products constitute a violation of privacy or data protection, laws or regulations, whether or not consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability. Further developments in the area of data subject rights, including broad rights around data access, correction, deletion and erasure, portability, restriction, and objection may incur additional costs to the Company as we continue to refine operational and technical controls to meet our expanding legal obligations.

Additional Information

Our website address is www.dnb.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Information regarding our corporate responsibility and sustainability initiatives is also available on our website at www.dnb.com under "About Us -- Our Company -- Our Focus on Sustainability." However, the information found on our website is not part of this or any other report.

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

Operational Risks

•Our ability to implement and execute our strategic plans may not be successful and, accordingly, we may not be successful in achieving our goals, which could have a material adverse effect on our business, financial condition and results of operations.
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
•A failure in the integrity of our data, models, or the systems upon which we rely could harm our brand and result in a loss of sales and an increase in legal claims.
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
•We use software and service providers, including network and cloud providers in our business and if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change it could have a material adverse effect on our business, financial condition and results of operations.
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
•We are subject to various governmental regulations, laws and orders, including a 20 year consent order with the U.S. Federal Trade Commission (FTC), compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.
•Current and future litigation, investigations or other actions against us could be costly and time consuming to defend.
•If we experience changes in tax laws or adverse outcomes resulting from examination of our tax returns, it could have a material adverse effect on our business, financial condition and results of operations.

Financial Risks

•We have a substantial amount of goodwill and other intangible assets, and an economic downturn could adversely impact the valuation of these assets resulting in impairment charges that could have a material adverse effect on our results of operations.
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

Risks Related to Our Company Structure

•Our Investor Consortium continues to hold significant ownership stakes in our common stock, which can significantly influence our business/affairs and may have conflicts of interest with us in the future.
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

General Risks

•Unfavorable global economic conditions or geopolitical events giving rise to economic uncertainty could have a material adverse effect on our business, financial condition and results of operations.
•When we engage in acquisitions, investments in new businesses or divestitures of existing businesses, we will face risks that could have a material adverse effect on our business, financial condition and results of operations.
•Our business and operations are exposed to risks arising from developments and trends associated with climate change and ESG, including risks associated with our own reporting.
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

Operational Risks

Our ability to implement and execute our strategic plans may not be successful and, accordingly, we may not be successful in achieving our goals, which could have a material adverse effect on our business, financial condition and results of operations.

Our board and management team have developed a long-term strategy and operational plans for growing our business, including developing innovative products, simplifying and scaling technology, expanding and enhancing data and optimizing our client services. If the development or implementation of our plans are not successful, we may not produce the revenue, margins, earnings or synergies that we expect, including offsetting the impact of adverse economic conditions that may exist currently or develop in the future. We may also face delays or difficulties in implementing technological, organizational and operational improvements, including our plans to leverage our data insights to develop innovative products and utilize existing data architecture to generate high contribution incremental revenue streams, which could adversely affect our ability to successfully compete. In addition, the costs associated with implementing such plans may be more than anticipated and we may not have sufficient financial resources to fund all of the desired or necessary investments required in connection with our plans. The execution of our long-term strategy and operating plans may also be dependent on external factors that we cannot control. In addition, these strategic and operational plans need to be continually reassessed to meet the challenges and needs of our business in order for us to remain competitive. The failure to implement and execute our strategic and operating plans in a timely manner or at all, realize or maintain the cost savings or other benefits or improvements associated with such plans, have financial resources to fund the costs associated with such plans or incur costs in excess of anticipated amounts, or sufficiently assess and reassess these plans could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, our ability to increase revenue depends, in large part, on our ability to retain and enhance existing client relationships and increase the number of solutions our clients buy from us. Our ability to increase sales to existing clients depends on the quality of our data and solutions, clients’ satisfaction with our solutions and their desire for additional solutions.

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
•difficulties in managing and staffing international offices, including required consultation with Union and Works Councils in certain EU markets;
•increased travel, infrastructure, legal and compliance costs of multiple international locations;
•geopolitical conflicts, wars, terrorist activity, natural disasters, pandemics and other catastrophic events;
•restrictions on the import and export of technologies or doing business with sanctioned countries, individuals and/or entities;
•difficulties in enforcing contracts and collecting accounts receivable;
•longer payment cycles;
•failure to meet quality standards for outsourced work;
•unfavorable tax rules;
•political and economic conditions in foreign countries, particularly in emerging markets;
•local regulations, and new regulatory or judicial interpretations of those regulations, that could impact our data supply from foreign markets, including credit information laws, data localization and privacy and data protection laws such as the EU GDPR, UK GDPR, China DSL and PIPL, and India DPDPA;
•emerging regulations that could restrict our ability to introduce new solutions;
•compliance with the “One China” policy;
•trade relations, such as with China;
•varying business practices in foreign countries;
•reduced protection for, or increased difficulty in enforcing, intellectual property rights;
•the presence and acceptance of varying level of business corruption in international markets; and
•foreign laws and regulatory requirements affecting our business operations overseas, such as the United Kingdom Bribery Act 2010, the FCPA, and various economic sanctions regulations.

As we continue to expand internationally, our success will partially depend on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks could have a material adverse effect on our business, financial condition and results of operations.

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

We collect, store and transmit a large amount of confidential company information on over 550 million total businesses as of December 31, 2023, including financial information and personal information, as well as certain consumer information and credit information. We operate in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve misconfigurations, exploitation of system or application vulnerabilities or sophisticated targeted attacks. These cyberattacks can take many forms, but they typically have one or more of the following objectives, among others:

•obtain unauthorized access to confidential information;
•manipulate or destroy data; or
•disrupt, sabotage or degrade service on our systems.

We have experienced and expect to continue to experience numerous attempts to access our computer systems, software, networks, data, cloud environments, and other technology assets on a daily basis. The security and protection of our data is a top priority for us. We devote significant resources to maintain and regularly upgrade the wide array of physical, technical, operational, and contractual safeguards that we employ to provide security around the collection, storage, use, access and delivery of information we have in our possession. Despite our safeguards, such as physical security, implementation of technical controls and contractual precautions to identify, detect and prevent the unauthorized access to and alteration and disclosure of our data, we cannot be certain that third party systems that have access to our systems will not be compromised or disrupted in the future, whether as a result of criminal conduct or other advanced, deliberate attacks by malicious actors, including hackers, nation states and criminals, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. Due to the sensitive and comprehensive nature of the information we collect, process, store and transmit, it is not unusual for efforts to occur (coordinated or otherwise) by unauthorized persons to attempt to obtain access to our systems or data, or to inhibit our ability to deliver products or services to a consumer or a business client.

We must continually monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, viruses, malware, and other events that could have a security impact. The preventive actions we take to address cybersecurity risk, including protection of our systems, networks, and cloud environments may be insufficient to repel or mitigate the effects of cyberattacks as it may not always be possible to anticipate, detect or recognize threats to our systems, or to implement effective preventive measures against all cybersecurity risks. This is because, among other things:

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

We may not be able to immediately address the consequences of a cybersecurity incident because a successful breach of our computer systems, software, networks, cloud environments, or other technology assets could occur and persist for an extended period of time before being detected due to, among other things:

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

While we have established incident and breach response processes, the extent of a particular cybersecurity incident and the steps that we may need to take to investigate it may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the incident is known. While such an investigation is ongoing, we may not necessarily know the extent of the impact, harm, or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, any or all of which could further increase the costs and consequences of a cybersecurity incident.

Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that data or systems subject to such laws are subject to an occurrence, or a series of a related occurrences, that adversely affects the confidentiality, integrity, or availability of such a system or data residing therein, or leads to the accidental or unlawful destruction, loss, alteration, unauthorized access, or disclosure of such data. Additional regulations regarding the use, access, accuracy and security of such data are possible. In the United States, we are subject to laws that provide for at least 50 disparate notification regimes. In Europe, we are subject to reporting breaches across the EU and other European markets in which we operate. We also are subject to additional notification regimes in Asia. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

If we are unable to protect our computer systems, software, networks, data, cloud environments, and other technology assets it could have a material adverse effect on our business, financial condition and results of operations.

A failure in the integrity of our data, models, or the systems upon which we rely could harm our brand and result in a loss of sales and an increase in legal claims.

The reliability of our solutions is dependent upon the integrity of the data in our global datastores as well as our models, including scores and other analytics. We utilize single source providers in certain countries to support the needs of our clients globally and rely on members of our WWN to provide local data in certain countries. A failure in the integrity of our datastores and models, or an inability to ensure that our usage and processing of data is consistent with legal and regulatory obligations, including any terms or restrictions on such use, whether inadvertently or through the actions of a third party, could harm us by exposing us to client or third-party claims or by causing a loss of client confidence in our solutions. For example, we license data from third parties for inclusion in the data solutions that we sell to our clients, and while we have guidelines and quality control requirements in place, we do not have absolute control over such third parties’ data collection and compliance practices. We may experience an increase in risks to the integrity of our datastores as we acquire content through the acquisition of companies with existing databases that may not be of the same quality or integrity as our existing datastores.

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

Our ability to provide reliable service largely depends on our ability to maintain the efficient and uninterrupted operation of our computer network, systems, cloud environments and data centers, some of which have been outsourced to third-party providers who are increasingly reliant on cloud-based service providers to deliver their services. In addition, we generate a significant amount of our revenues through channels that are dependent on links to telecommunications providers. Our systems, personnel and operations could be exposed to damage or interruption from fire, natural disasters, power loss, war, terrorist acts, civil disobedience, telecommunication failures, viruses or malware, DDoS attacks or human error. We may not have sufficient redundant operations to cover a loss or failure of our systems in a timely manner. Any significant interruption could have a material adverse effect on our business, financial condition and results of operations.

We could lose our access to data sources or ability to transfer data across the data system in markets where we operate, which could prevent us from continuing to provide our solutions or to develop new solutions in response to market opportunities.

Our solutions depend extensively upon continued access to and receipt of data from external sources, including data received from clients, strategic partners and various government and public records repositories. In some cases, we compete with our data providers. Our data providers could stop providing data, restrict the scope of data to which we have access, provide untimely data or increase the costs for their data for a variety of reasons, including changing regulatory requirements, judicial decisions, a perception that our systems are unsecure as a result of data security incidents, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. European regulators and the European Commission have adopted prescriptive measures for assessing and demonstrating that all cross-border data transfers comply with the Court of Justice of the European Union ruling in Case 311/18 Data Protection Commission v Facebook Ireland and Maximillian Schrems (Schrems II), which invalidated the EU-US Privacy Shield as a data transfer mechanism, and set forth new standards for data exporters to evaluate and implement supplemental safeguards. China adopted its own restrictions on cross-border data transfers under its new DSL and PIPL data compliance laws, and additional supplemental measures in China requiring prior authorization for certain data transfers as well as regulatory enforcement decisions and opinions have been adopted pursuant to these laws. Other countries have adopted or may adopt similar measures restricting or placing additional regulatory burdens on cross-border data transfers. As a result, we have become and may become subject to further increased restrictions or mandates on the collection, disclosure or use or transfer of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data or otherwise cannot be transferred out of the country where it has been collected. We may not be successful in maintaining our relationships with these external data source providers or be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we may not be able to obtain data from alternative sources if our current sources become unavailable. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our ability to provide solutions could be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, due to data transfer restrictions, existing and prospective clients may be reluctant to acquire or use data that is subject to these restrictions, which may impede our growth.

We use software and service providers, including network and cloud providers in our business and if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change it could have a material adverse effect on our business, financial condition and results of operations.

Our ability to provide solutions to our clients requires that we work with certain third party providers, including software and service providers and network and cloud providers, and depends on such third parties meeting our expectations in both timeliness, quality, quantity and economics. Our third party providers may be unable to meet such expectations due to a number of factors. We might incur significant additional liabilities if the services provided by these third parties do not meet our expectations, if they terminate or refuse to renew their relationships with us or if they were to offer their services to us on less advantageous terms. Although alternative providers may be available to us, we may incur significant expense and research and development efforts to deploy any alternative providers. In addition, while there are backup systems in many of our operating facilities, if these third party providers experience an outage, disruption or cybersecurity incident, we may experience reputational damage, incur liability or experience an extended outage of network services supplied by these vendors or providers that could impair our ability to deliver our solutions, which could have a material adverse effect on our business, financial condition and results of operations.

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

Further, we derive a portion of our revenue from direct and indirect sales to U.S., state, local and foreign governments and their respective agencies and our competitors are increasingly targeting such governmental agencies as potential clients. Such government contracts are subject to various procurement or other laws and regulations, as well as contractual provisions, and violations could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension of future government contracting. In addition, these entities may require license terms to which we are unwilling to agree to (e.g., open data rights). As such, we may lose government clients to our competitors, our government contracts may be terminated or not be renewed or we may be suspended from government work or the ability to compete for new contracts.

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

An important focus of our business is to identify business partners who can enhance our solutions and enable us to develop solutions that differentiate us from our competitors. We have entered into alliance agreements or license agreements with respect to certain aspects of our datasets and solutions and may enter into similar agreements in the future. These arrangements may require us to restrict our use of certain of our solutions among certain client industries, or to grant licenses on terms that ultimately may prove to be unfavorable to us, either of which could have a material adverse effect on our business, financial condition or results of operations. Relationships with our alliance agreement partners may include risks due to incomplete information regarding the marketplace and commercial strategies of our partners, and our alliance agreements or other licensing agreements may be the subject of contractual disputes. If we or our alliance agreements’ partners are not successful in maintaining or commercializing the alliance agreements’ solutions, such commercial failure could have a material adverse effect on our business, financial condition and results of operations.

In addition, a significant strategy for our international expansion is to establish operations through strategic alliances or joint ventures, including through our WWN. These arrangements may not be successful and our relationships with our partners may not be mutually beneficial. For example, some of our WWN alliances may limit our ability to expand our international operations if one of our WWN alliances already covers a particular geography. In addition, the terms of such relationships may restrict us from doing business in certain territories other than through such alliances or ventures, and there may be restrictions on our ability to terminate such arrangements quickly if they no longer prove beneficial to us. Moreover, our ownership in and control of our foreign investments may be limited by local law. If these relationships cannot be established or maintained, it could have a material adverse effect on our business, financial condition and results of operations.

Legal and Regulatory Risks

We may be unable to protect our intellectual property adequately or cost-effectively, which may cause us to lose market share or force us to reduce our prices. We also rely on trade secrets and other forms of unpatented intellectual property that may be difficult to protect.

Our success depends, in part, on our ability to protect and preserve the proprietary aspects of our technology and solutions such as our proprietary software and databases. If we are unable to protect our intellectual property, including trade secrets and other unpatented intellectual property, our competitors could use our intellectual property to market and deliver similar solutions, decreasing the demand for our solutions. We rely on the patent, copyright, trademark, trade secret and other intellectual property laws of the United States and other countries, as well as contractual restrictions, such as nondisclosure agreements and license limitations, to protect and control access to our proprietary intellectual property and proprietary information. These measures afford limited protection, however, particularly with respect to protection of databases may be inadequate. Moreover, much of the data contained in our databases is not proprietary to us. We may be unable to prevent third parties from using our proprietary assets without our authorization or from breaching any contractual restrictions with us. Enforcing our intellectual property or contractual rights could be costly, time-consuming, distracting and harmful to significant business relationships. Claims that a third party illegally obtained and is using trade secrets can be difficult to prove, and courts outside the United States may be less willing to protect trade secrets or other intellectual property rights. Additionally, others may independently develop non-infringing technologies that are similar or superior to ours and may be able to independently build competitive databases. Any significant failure or inability to adequately protect and control our proprietary assets may harm our business and reduce our ability to compete.

We may face claims for intellectual property infringement, which could subject us to monetary damages or limit us in using some of our technologies or providing certain solutions.

There has been substantial litigation in the United States regarding intellectual property rights in the information technology industry, including infringement litigation in connection with use of artificial intelligence. We may face claims that we infringe on the intellectual property rights of third parties, including the intellectual property rights of third parties in other countries, which could result in a liability to us. In the event that claims are asserted against us, we may be required to obtain licenses from third parties (if available on acceptable terms or at all). Any such claims, regardless of merit, could be time consuming and expensive to litigate or settle, divert the attention of management and materially disrupt the conduct of our business, and we may not prevail. Intellectual property infringement claims against us could subject us to liability for damages and restrict us from providing solutions or require changes to certain solutions. Although our policy is to obtain licenses or other rights where necessary, we may not have obtained all required licenses or rights. With respect to patents, applications in the United States and some foreign countries are not always publicly disclosed until 18 months following submission of the patent application, and we may therefore not be aware of currently filed patent applications that relate to our solutions or processes. If patents are later issued on these applications, we may be liable for infringement. If a successful claim of infringement is brought against us and we fail to develop non-infringing solutions, or to obtain licenses on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various governmental regulations, laws and orders, including a 20-year consent order with the U.S. Federal Trade Commission (FTC), compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.

We are subject to various government regulations affecting our collection, processing, and sale of our data-driven solutions, including but not limited to the FTC Act and the CCPA, as amended by the CPRA, existing and expected rules and regulations in various U.S. states governing the collection, processing and protection of data, privacy rights, data security breach notification and related matters, the GDPR and certain credit information laws and permits as well as constitutional requirements in the European Union, the Cyber Security Law, DSL, and PIPL, and new AI regulations in China and various other international, federal, state and local laws and regulations. See “Business—Regulatory Matters” for a description of select regulatory regimes to which we are subject.

These laws and regulations, which generally are designed to protect information relating to individuals and small businesses, the data rights of individuals, and to prevent the unauthorized collection, access to and use of personal or confidential information available in the marketplace and prohibit certain deceptive and unfair acts, are complex and have tended to become more stringent over time. Further, new laws and regulations are likely to be enacted and existing laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. New and amended data protection, privacy, credit, data security, artificial intelligence and environmental, social and governance (“ESG”) legislation that may impact Dun & Bradstreet has also been proposed in the U.S., European Union, China, India, and other international markets. We incur significant expenses in our effort to ensure compliance with these laws, and those expenses may increase as new laws or regulations are enacted or the interpretation and application of existing laws and regulations change.

We responded to a second civil investigative demand from the U.S. Federal Trade Commission ("FTC") that we received in September 2019 in relation to an investigation by the FTC into potential violations of Section 5 of the FTC Act, primarily concerning our credit managing and monitoring products, such as CreditBuilder. Following consent negotiations, on September 21, 2021, we agreed to enter into an Agreement Containing Consent Order (the “FTC Consent Order”) subject to acceptance by the FTC, the approval of which was finalized on April 6, 2023. The FTC Consent Order requires that we undertake specific compliance practices, recordkeeping, monitoring and reporting during its term, which ends on April 6, 2042. Our compliance with the FTC Consent Order may cause us to incur significant expenses or to reduce the availability or effectiveness of our solutions. Failure to comply with the FTC Consent Order could subject us to civil or criminal penalties or other liabilities.

On March 17, 2023, along with four other industry peers, we were served by the FTC with an Order under Section 6(b) of the FTC Act (the “6(b) Order”), which authorizes the FTC to conduct wide-ranging studies that do not have a specific law enforcement purpose, in connection with the FTC’s inquiry into the small business credit reporting industry. Certain requirements of the 6(b) Order relate to subject matter similar to the scope of the FTC Consent Order. The FTC’s 6(b) inquiry is expected to examine various aspects of the collection, processing, and quality of information concerning small businesses for purposes of business credit reports and other business risk solutions, as well as the marketing and commercial practices related to such solutions, and various related matters. It is too early to determine what action, if any, the FTC may take with respect to its findings from its inquiry. It is possible that the FTC’s findings could result in FTC rule making or other action that may impact our business.

Some new U.S. state laws are intended to provide consumers (including sole proprietors) with greater transparency and control over their personal data as well as to provide additional obligations and duties for businesses. These laws place requirements on a broad scope of data sales and processing, which are likely to affect our business. Additionally, the duties and obligations for data handling, time sensitive privacy rights management, assessments, contracts, and similar requirements are expected to create more operational burdens on our business. We anticipate that additional state and/or federal legislation in the U.S. relating to these matters will be enacted in the future and that our operations will need to continue to evolve to accommodate unique considerations across jurisdictions.

The following legal and regulatory developments also could have a material adverse effect on our business, financial condition or results of operations:

•changes in cultural and consumer attitudes in favor of further restrictions on information collection use and transfer, which may lead to regulations that prevent full utilization of our solutions and impair our ability to transfer data across borders;
•failure of data suppliers, third party processors, or clients to comply with laws or regulations, where mutual compliance is required or where our ability to comply is dependent on the compliance of those parties;
•failure of our solutions to comply with current laws and regulations or the requirements of the FTC Consent Order; and
•failure to adapt our solutions to changes in the regulatory environment in an efficient, cost-effective manner. This would include the failure to modify existing solutions, or new solutions created internally or acquired through mergers, to comply with existing or evolving legal requirements.

Changes in applicable legislation or regulations that restrict or dictate how we collect, maintain, combine and disseminate information could have a material adverse effect on our business, financial condition or results of operations. In the future, we may be subject to significant additional expense to ensure continued compliance with applicable laws and regulations and the FTC Consent Order and to investigate, defend or remedy actual or alleged violations. Moreover, our compliance with privacy and other data laws and regulations and our reputation depend in part on our clients’ and business partners’ adherence to such laws and regulations and their use of our solutions in ways consistent with client expectations and regulatory requirements. Businesses today are under intense scrutiny to comply with an ever-expanding and evolving set of data regulatory requirements, which can vary by geography and industry served. As such, performing adequate diligence on clients and suppliers can be cumbersome and dampen the pace of their business expansion or leave a business exposed to fines and penalties. Further, certain of the laws and regulations governing our business are subject to interpretation by judges, juries and administrative entities, creating substantial uncertainty for our business. We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business.

Current and future litigation, investigations or other actions against us could be costly and time consuming to defend.

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes, defamation claims by subjects of our reporting and employment claims made by our current or former employees. We also may be subject to regulatory inquiries, investigations or other proceedings by U.S. and foreign government regulators, such as those related to the 6(b) Order or the civil investigative demand that gave rise to the FTC Consent Order.

We may incur material costs and expenses in connection with any inquiries, investigations, claims or other proceedings, including but not limited to fines or penalties and legal costs, or we may be subject to other remedies including those that may require changes to the way we operate our businesses or may otherwise cause management distraction or reputational harm, any of which could have a material adverse effect on our business, financial condition and results of operations. Insurance may not be available or sufficient to cover any loss or expense relating to any such investigations and claims or may not continue to be available on terms acceptable to us.

If we experience changes in tax laws or adverse outcomes resulting from examination of our tax returns, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to federal, state and local income and other taxes in the United States and in foreign jurisdictions. From time to time U.S. federal, state, local and foreign governments make substantive changes to tax rules and the application thereof, which could result in materially different corporate taxes than would be incurred under existing tax law or interpretation and could adversely impact profitability. Governments have strengthened their efforts to increase revenues through changes in tax law, including laws regarding transfer pricing, economic presence and apportionment to determine the tax base. The Organization for Economic Co-operation and Development (“OECD”) introduced Global Anti-Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules with four new taxing mechanisms under which multi-national entities would pay a minimum level of tax. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025, which could adversely affect our effective tax rate.

Consequently, significant judgment is required in determining our worldwide provision for income taxes. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities in the United States and in foreign jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes and reserves for other taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in tax laws, or challenges from tax authorities under existing tax laws could have a material adverse effect on our business, financial condition and results of operations.

Financial Risks

We have a substantial amount of goodwill and other intangible assets, and an economic downturn could adversely impact the valuation of these assets resulting in impairment charges that could have a material adverse effect on our results of operations.

Goodwill and other indefinite-lived intangible assets are assessed for possible impairment on an annual basis and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and property, plant and equipment for impairment if there are indicators of a possible impairment.

There is significant judgment required in the analysis of a potential impairment of goodwill, other intangible assets and property, plant and equipment. Change of circumstances in the future could indicate that the carrying amounts of these assets may not be recoverable. Indicators of potential impairment include, but are not limited to, deteriorating market conditions due to economic slowdown in one or more of the markets in which we operate, significant underperformance relative to historical or projected results of operations, a sustained decrease in our market capitalization below our net book value and negative industry trends. These indicators and events could lead to lower estimated fair value of one or more of our intangible and long-lived assets, which could lead to a material impairment charge that could have a material adverse effect on results of operations.

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

We have a substantial amount of indebtedness, which requires significant interest and principal payments. As of December 31, 2023, we had $3,588.6 million in total indebtedness outstanding, consisting of borrowings from our revolving credit facility, term loan borrowings under our senior secured credit facilities ("Senior Secured Credit Facilities") and our senior secured and unsecured notes. In addition, subject to the limitations contained in the credit agreements governing our Senior Secured Credit Facilities and the indenture governing our unsecured notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our high level of debt could increase. This substantial amount of indebtedness could have important consequences to us, including the following:

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
•our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of indebtedness and the restrictive covenants in our credit agreements and indenture;
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

Risks Related to Our Company Structure

Our Investor Consortium continues to hold significant ownership stakes in our common stock, which can significantly influence our business/affairs and may have conflicts of interest with us in the future.

Cannae held 18.0% of our common stock and the Investor Consortium collectively held 29.1% of our common stock as of February 16, 2024. As a result, the members of the Investor Consortium have the ability to significantly influence matters that require the approval of our stockholders, including the election of directors, mergers and takeover offers, regardless of whether others believe that approval of those matters is in our best interests.

In addition, the members of the Investor Consortium are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Members of the Investor Consortium may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as members of the Investor Consortium, or funds controlled by or associated with members of the Investor Consortium, continue to own a significant amount of the outstanding shares of our common stock, the Investor Consortium will continue to be able to influence us. Our amended and restated certificate of incorporation provides that none of the members of the Investor Consortium or any of their affiliates will have any duty to refrain from (i) engaging in a corporate opportunity in the same or similar lines of business in which we or our affiliates now engage or propose to engage or (ii) otherwise competing with us or our affiliates.

We are party to a variety of related party agreements and relationships with our Investor Consortium or their affiliates. In addition, our Executive Chairman Mr. Foley serves as Chairman of the board of directors of Cannae and our director Richard N. Massey serves as Chief Executive Officer and a director of Cannae. Messrs. Hagerty and Rao are Managing Directors of THL, and Mr. Chu is Managing Partner at CC Capital.

As a result of the foregoing, there may be circumstances where Mr. Foley and certain of our other directors may be subject to conflicts of interest with respect to, among other things: (i) our ongoing or future relationships with members or affiliates of the Investor Consortium, including any related party agreements; (ii) the quality, pricing and other terms associated with services that we provide to members or affiliates of the Investor Consortium, or that they provide to us, under related party agreements that we may have now or in the future; (iii) business opportunities arising for any of us, members or affiliates of the Investor Consortium; and (iv) conflicts of time with respect to matters potentially or actually involving or affecting us.

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

As of February 16, 2024, our Investor Consortium collectively held 29.1% of our voting power of our common stock. We have entered into a registration rights agreement with our Investor Consortium. Under the registration rights agreement, our Investor Consortium has the right to demand that we register shares of common stock held by them under the Securities Act as well as piggyback registration rights that we include any such shares of common stock in any registration statement that we file with the SEC, subject to certain exceptions. If the shares of common stock held by our Investor Consortium are registered for resale pursuant to the registration rights agreement or otherwise sold in the public market pursuant to Rule 144 under the Securities Act, they will be freely tradeable when sold thereunder. In the event such registration rights are exercised or a large number of shares are sold in the public market, our share price could drop significantly. These sales, or the possibility that these sales may occur, might also make it more difficult for us to raise capital through the sale of equity securities at a time and at a price that we deem appropriate.

Our ability to pay dividends to our stockholders is restricted by applicable laws and regulations and requirements under the agreements governing our indebtedness.
Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its sole discretion, may declare out of funds legally available for such payments. While we currently pay dividends and our dividend policy anticipates the payment of quarterly dividends in the future, our board of directors may change or eliminate the payment of future dividends to our common stockholders at its discretion, without notice to our stockholders.
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

General risks

Unfavorable global economic conditions or geopolitical events giving rise to economic uncertainty could have a material adverse effect on our business, financial condition and results of operations.

Our business is impacted by general economic conditions and trends and geopolitical events in the United States and abroad. Our largest clients, and therefore our business and revenues, depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation and employment levels. In addition, a significant amount of our revenues are concentrated among certain clients and in distinct geographic regions, particularly in the United States. Our solutions are also concentrated by varying degrees across different industries, particularly financial services, technology, communications, government, retail, transportation and manufacturing. Our client base suffers when financial markets experience volatility, illiquidity and disruption, which has occurred in the past and could reoccur in the future. Accordingly, we may have difficulty collecting payment from some clients on a timely basis or at all, and we may see higher rates of bankruptcies, restructurings, dissolutions and similar events among our client base.

We carefully monitor evolving situations related to or impacting global economic conditions and geopolitical risks, such as geopolitical conflicts like those in the Middle East and between Russia and Ukraine, terrorist activity, natural disasters, pandemics and other catastrophic events, and their impact on our business. Our exposure to the conflicts and wars in the Middle East and Russia/Ukraine has been primarily limited to our relationship with the Worldwide Network alliances in those regions, which is immaterial. However, an escalation of a conflict or implementation or expansion of sanctions could further disrupt global supply chains, broaden inflationary costs, and have a material adverse effect on our customers, vendors and financial markets. While our financial performance has not been impacted materially by these events, the broader implications of these or other macro events on our business are difficult to predict and depend on, among many factors, their ultimate impact to our customers, vendors, and the financial markets.

The potential for increased and continuing disruptions going forward presents considerable risks to our business and revenue. Disruptions and changes in the economy triggered by these types of events have resulted, and may continue to result in, fluctuations in volumes, pricing and operating margins for our solutions. These types of disruptions could lead to a decline in client demand for our solutions and could have a material adverse effect on our business, financial condition and results of operations. Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, such as with current inflation related to domestic and global supply chain issues, could adversely affect our revenues and, at the same time increase our costs.

When we engage in acquisitions, investments in new businesses or divestitures of existing businesses, we will face risks that could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions are part of our growth strategy. We may acquire or make investments in businesses that offer new or complementary solutions and technologies. Although we seek to complete acquisitions on terms that are acceptable to the business, all terms may not be favorable to us and acquired assets, data or businesses may not be successfully integrated into our operations. Any acquisitions or investments will include risks commonly encountered in acquisitions of businesses, including:

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

Our business and operations are exposed to risks arising from developments and trends associated with climate change and ESG, including risks associated with our own reporting.

Various meteorological phenomena and extreme weather events (including, but not limited to, storms, flooding, drought, wildfire, and extreme temperatures) may disrupt our operations or those of our suppliers and require us to incur additional operating or capital expenditures or otherwise adversely impact our business, financial condition, or results of operations. Additionally, investors and regulators are placing increasing scrutiny on ESG matters. For example, the EU’s Corporate Sustainability Reporting Directive (“CSRD”) was finalized in December 2022 and requires detailed reporting relating to ESG topics. We expect to be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. This increased focus on ESG reporting may result in increased costs, changes in demand, enhanced compliance or disclosure obligations, increased legal exposure or other adverse impacts on our business, financial condition or results of operations. Further, our reporting on ESG data and targets or goals we may set in the future, including any targets or goals we may set with regard to Green House Gas emissions reduction, are based on certain assumptions, estimates and third-party data, and we may not meet such targets or goals on our established timeline or at all. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Our disclosures on these matters, a failure to satisfy evolving regulatory requirements or stakeholder expectations for ESG practices and reporting, or a failure to meet any commitments or targets we may set on our established timeline may potentially harm our reputation and impact relationships with customers or investors.

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

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Form 10-K relating to the size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasted in this Form 10-K, our business could fail to grow at similar rates, if at all. For more information regarding the estimates of market opportunity and the forecasts of market growth included in this 10-K, see "Business—Our Market Opportunity."

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
•general domestic and global economic, market and political conditions and events impacting the same, including geopolitical conflicts like those in the Middle East and between Russia and Ukraine, terrorist activity, natural disasters, pandemics and other catastrophic events; and
•other developments affecting us, our industry or our competitors.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

At Dun & Bradstreet, we are committed to identifying, categorizing, evaluating, managing, and mitigating risks related to our data, technology, and operations through our enterprise risk management (“ERM”) program, our cybersecurity (“Cyber”) program, and our compliance and ethics (“C&E”) program. Our ERM, Cyber, and C&E programs continuously coordinate on vulnerability, threat, and risk monitoring and periodic reporting to provide a comprehensive view of evolving cybersecurity risks. Through these programs, we evaluate risks at various levels ranging from systems, applications, processes, products, and analytics, to incidents, and macro and aggregate risks in the environment and ecosystems in which we operate. We also utilize this risk-based approach to assess, identify and manage risks from cybersecurity threats associated with third parties with whom we do business, including those that provide services, systems, and data processing. We apply consistent methodologies to evaluate inherent and residual risk levels to identify and prioritize management of our highest risks, including material cybersecurity risks.

We utilize our risk management processes to prioritize our annual Cyber workplans, including monitoring and internal audit and external assurance reviews, such as our SOC 2, Type 2 Independent Service Auditor's Report on controls relevant to security, availability, and confidentiality, and our participation in the TRUSTe Data Privacy Framework verification program. We have engaged an industry-leading cybersecurity firm to conduct a cyber threat profile that addresses not only our immediate environment, but also the broader cyber threat landscape and threat actors that may be targeting our industry or the geographic locations in which we operate. We actively participate in several global and regional trade and policy associations, think tanks, and professional organizations related to cybersecurity, information policy, privacy, and artificial intelligence to maintain timely insights on rapidly evolving cybersecurity and data risks affecting our business.

We take a holistic approach to identification, mitigation and management of cybersecurity and data risks through governance and compliance processes integrated across our Cyber program and our C&E program. These processes include integrated policies, risk assessments, impact assessments, third party reviews and monitoring, incident response, and external certification programs such as ISO 27001: Information Security Management Systems, ISO 27701: Privacy Information Management Systems, and APEC Cross-Border Privacy Rules System. We recognize that our first line of defense is our employees and we incorporate cybersecurity awareness education in our annual Code of Conduct and Ethics training program to ensure our employees understand their roles in safeguarding against potential cyber threats.

We have established an Enterprise Risk Committee, which is led by our Chief Risk Officer and includes our executive management team, our Chief Cybersecurity and Technology Risk Officer, our Chief Ethics and Compliance Officer, and our Head of Internal Audit, for the purpose of monitoring the Company's identification, assessment, mitigation and management of enterprise risks, including cybersecurity risks. Our Chief Risk Officer, Chief Cybersecurity and Technology Risk Officer and Chief Ethics and Compliance Officer each report to the Enterprise Risk Committee on relevant cyber and data risks, controls, and progress against action plans on at least a quarterly basis, and work in coordination with cross-functional teams to oversee our information security strategy and work collaboratively with business leaders across the organization to assess, identify, and manage risks from cybersecurity threats, and to address cybersecurity incidents globally when they arise.

With respect to incident response, we maintain a global incident and breach response program coordinated by our Chief Cybersecurity and Technology Risk Officer and our Chief Ethics and Compliance Officer. Our incident and breach response program follows requirements of applicable laws and recognized frameworks, such as those established by ISO and the U.S. National Institute of Standards and Technology, and applies a risk-based approach across six phases comprised of (i)

preparation, (ii) detection, (iii) reporting and escalation, (iv) analysis and evaluation, (v) response, and (vi) post-incident activities.

Our ERM program is led by our Chief Risk Officer, who reports to our Chief Executive Officer. Our Cyber program is led by our Chief Cybersecurity and Technology Risk Officer, who reports to our Chief Technology Officer. Our C&E program is led by our Chief Ethics and Compliance Officer, who reports to our Chief Legal Officer. The collective relevant cybersecurity experience and expertise of the persons holding the positions of Chief Risk Officer, Chief Cybersecurity and Technology Risk Officer, and Chief Ethics and Compliance Officer is over 75 years, and includes multiple information security and privacy professional certifications, and various pan-industry leadership roles related to cybersecurity and data risks.

Our board of directors oversees risk directly and through its committees. Our audit committee is responsible for oversight of our policies and practices with respect to risk assessment and risk management including our cybersecurity and ERM programs. At each regular meeting of the audit committee of our board of directors, our Chief Risk Officer, Chief Cybersecurity and Technology Risk Officer and Chief Ethics and Compliance Officer each report on risks, controls, and risk mitigation actions to address existing and emerging cybersecurity and data risks, any incidents, and progress against the Company’s cybersecurity strategic roadmap. The audit committee provides guidance and feedback to management on areas of focus to continuously improve the programs and to mitigate our evolving risks. Our audit committee chairman reports on these discussions and other matters to our board of directors on a quarterly basis.

We do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our overall business strategy, results of operations, or financial condition over the long term. See Item 1A. Risk Factors – “Data security and integrity are critically important to our business, and cybersecurity incidents, including cyberattacks, breaches of security, unauthorized access to or disclosure of confidential information, business disruption, or the perception that confidential information is not secure, could result in a material loss of business, regulatory enforcement, substantial legal liability and/or significant harm to our reputation.” for more information about these and other risks related to information security.

Item 2. Properties

Our corporate headquarters is located at 5335 Gate Parkway, Jacksonville, Florida 32256, a property we purchased on June 30, 2021. As of December 31, 2023, we lease space in 47 locations, including Center Valley, Pennsylvania, Florham Park, New Jersey, Austin, Texas, Paddington, England and Dublin, Ireland. These locations are geographically distributed worldwide to meet sales and operating needs.

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

Environmental Matter

In March of 2011, we received a Request for Information from the Environmental Protection Agency ("EPA"), regarding our former printing facility located along the Gowanus Canal. The facility was operated by us as a printing plant between 1914 and 1966, at which time we sold it. In 2010, the adjacent Gowanus Canal was identified by the EPA as a Superfund site under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), to be cleaned and restored. On September 30, 2013, the EPA issued its Record of Decision. The EPA's cost demand to all contributors seeks recovery in two phases, the Remedial Design phase and the implementation of the Remedial Action phase. On March 24, 2014, the EPA issued a Unilateral Administrative Order ("UAO") to 27 potentially responsible parties ("PRPs"), including us, directing the PRPs to perform work at the Gowanus Canal Superfund Site. D&B denied liability, reserved rights and indicated that we will cooperate with the EPA and comply with the UAO. Following an allocation proceeding for the Remedial Design portion of the work, in which certain PRPs participated, the allocator issued an allocation decision on February 28, 2019, in which we were allocated a 0.407% share of the cost of remediation. On April 11, 2019, the EPA issued another UAO to D&B and other PRPs for certain work. D&B again denied liability, reserved rights and indicated that we will cooperate with the EPA and comply with the UAO. On January 28, 2020, EPA issued a UAO to six PRPs ordering completion of Remedial Action for the upper portions of the Canal. D&B was not included in the UAO. On November 16, 2020, EPA issued a news release increasing the estimated cost of the overall cleanup plan for the Gowanus Canal to be over $1.5 billion. However, EPA did not provide information to support this cost estimate. We have accrued total liabilities of approximately $5.4 million in connection with the remediation through December 31, 2023, but the total cost or range of costs associated with this matter, including potential future costs related to natural resource damages, cannot be determined at this time.

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
Holders of Record
As of February 16, 2024, the closing price of our common stock on the NYSE was $10.68 per share and we had 200 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividends
On February 8, 2024, a quarterly cash dividend was declared in the amount of $0.05 per share on our common stock. The dividend is payable on March 21, 2024 to shareholders of record as of March 7, 2024. We expect to continue the payment of quarterly cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.
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
Data provided by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright© 1980-2023.
Copyright© Standard and Poor's, Inc. Used with permission. All rights reserved.
Copyright© Russell Investments. Used with permission. All rights reserved.

	07/01/2020	12/31/2020	06/30/2021	12/31/2021	06/30/2022	12/31/2022	06/30/2023	12/31/2023
Dun & Bradstreet Holdings, Inc.	$100	$98	$84	$81	$59	$49	$46	$47
S&P 500 Index	$100	$122	$140	$156	$125	$128	$150	$162
Russell 1000 Index	$100	$124	$142	$157	$124	$127	$148	$160
S&P North American Technology Sector	$100	$124	$144	$157	$107	$102	$143	$164

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
We leverage these differentiated capabilities to serve a broad set of clients across multiple industries and geographies. As of December 31, 2023, we had a global client base of approximately 240,000, including some of the largest companies in the world. Our data and analytics support a wide range of use cases covering nearly all industry verticals, including financial services, technology, communications, government, retail, transportation and manufacturing. In terms of our geographic footprint, we have an industry-leading presence in North America, an established presence in the United Kingdom and Ireland ("U.K."), Northern Europe (Sweden, Norway, Denmark, Finland, Estonia and Latvia), Central Europe (Germany, Austria, Switzerland and various other central and eastern European countries) (together as "Europe"), Greater China and India through our majority or wholly-owned subsidiaries and a broader global presence through our Worldwide Network alliances ("WWN alliances").
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
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in UK, Europe, Greater China, India and indirectly through our WWN alliances.
Factors Affecting our Results of Operations

Economic Conditions

Our business is impacted by general economic conditions and exposed to global market volatility and uncertainties from the evolving macroeconomic environment and ongoing effects of geopolitical conflicts, such as fluctuations in foreign currency exchange rates, changes in interest rates and inflation trends, and potential economic slowdowns. Approximately 30% of our revenues are generated from non-U.S. markets. Fluctuation of U.S. dollar exchange rates against currencies of markets where we operate, in particular Euro, British Pound and SEK, may adversely impact our revenue and profits. Inflation has been widespread globally in 2022 as central banks across the world raised interest rates significantly in an effort to tame inflation. The pace of inflation has moderated in 2023. However, interest rates may remain elevated for a longer period depending on the U.S. Federal Reserve's monetary policy and its reaction to the macroeconomic developments. In a high interest rate environment, borrowing costs for businesses are higher and it could result in cautious commercial spending and lower discretionary spending, and consequently lower demand for our Sales & Marketing solutions.

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

We are also exposed to macroeconomic pressure as a result of geopolitical conflicts, including the Russian-Ukraine war, the conflicts in the Middle East and the ongoing global trade tensions. While our financial performance has not been impacted materially by these events, the broader implications of these macro events on our business are difficult to predict and depend on, among many factors, their ultimate impact to our customers, vendors, and the financial markets. We will remain flexible so that we can adjust to events and uncertainties while we continue to move forward.

Regulatory Requirements

In recent years, there has been an increased legislative, regulatory, and judicial focus on privacy and data protection practices. As a result, federal and local governments have enacted and continue to amend, various new laws, rules and regulations. One example of such legislation is the California Consumer Privacy Act of 2018 ("CCPA"), as amended by the California Privacy Rights Act ("CPRA") and similar laws in other U.S. states, such as Colorado, Connecticut, Utah, Virginia, Florida, Oregon, Texas, Montana, Delaware, Iowa, New Jersey, Tennessee, and Indiana. These laws apply to certain businesses that collect and process personal information from residents in those states, and include significant transparency obligations and bestow broad data subject rights on individuals similar to data subject rights under GDPR and other laws in Europe. We are also subject to data protection and privacy laws and regulations in countries outside of the U.S. where we conduct business, including recently adopted and amended laws in Europe, Canada, China, India, Hong Kong, and Singapore. See "Business—Regulatory Matters" in Item 1.

Recent Developments
The following developments impact the year-over-year comparability of our results of operations, balance sheet and cash flows:
Accounts Receivable Facility

In September 2022, the Company entered into a three-year revolving securitization facility agreement to transfer trade receivables of one of our U.S. subsidiaries through our bankruptcy-remote subsidiary to a third party financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. The facility initially had monthly drawing limits ranging from $160 million to $215 million, and was subsequently modified to $170 million to $215 million in December 2022. In October 2023, the monthly drawing limit was modified to $215 million. During the years ended December 31, 2023 and 2022, the Company received a net cash benefit of $31.9 million and $183.1 million, respectively, related to the facility. See Note 7 to the consolidated financial statements for further discussion.
Purchase of Non-Controlling Equity Interest
On November 1, 2022, we purchased the non-controlling equity interest (“NCI”) of our China operations from a third-party entity for RMB 815.4 million, of which RMB 169.1 million, or $23.2 million, was paid in November 2022 and $95.7 million was paid in 2023. We recognized a foreign exchange loss of $2.6 million associated with the payments for the year ended December 31, 2023. The transaction was accounted for as an equity transaction among shareholders, and accordingly, no gain or loss was recognized in consolidated net income or comprehensive income. See Note 17 to the consolidated financial statements for detailed discussion.

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

On July 31, 2023, our corporate family rating was upgraded. As a result, the applicable margin for our term loan debt, including the 2026 Term Loan and the 2029 Term Loan, was reduced by 0.25%.

On January 29, 2024, we amended our credit agreement related to the existing $451.9 million 2029 Term Loan, to reduce its interest rate by 0.25% resulting in a margin spread of SOFR plus 2.75% per annum and to increase the term loan facility by $2,651.7 million to establish a new term loan with an aggregate principal amount of $3,103.6 million (“2029 Term Loan B”) and a maturity date of January 18, 2029. The proceeds from the 2029 Term Loan B were used to fully repay the existing term loans, including Term Loan 2026 and Term Loan 2029. Concurrently, we also amended our credit agreement governing the Revolving Facility to extend the maturity date to February 15, 2029, and to reduce the applicable margin by 50 basis points, resulting in a margin spread of SOFR plus 2.50% per annum, subject to a leverage-based pricing grid. The Credit Spread Adjustment under the Revolving Facility was also removed as part of the amendment.

See Note 6 to the consolidated financial statements for further discussion.

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
The expected long-term rate of return on the plan assets that is utilized in determining pension expense is derived based on target asset allocation as well as expected returns on asset categories of plan investments. For the U.S. Qualified Plan, our most significant pension obligation, the long-term rate of return assumption was 5.40%, 5.50% and 6.00% for 2023, 2022 and 2021, respectively. For 2024, we will use a long-term rate of return of 5.60%. The 5.60% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2023, the U.S. Qualified Plan was 34% invested in return-seeking assets and 66% invested in liability-hedging assets.

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
Mortality assumptions are used to estimate life expectancy of plan participants, determining projected pension obligations and the period over which retirement plan benefits are expected to be paid. For our U.S. plans mortality assumptions, we used PRI 2012 mortality table (“PRI-2012”) at December 31, 2023 and 2022, together with mortality improvement projection scales MP-2021. The mortality improvement projection scale for the December 31, 2023 and 2022 remeasurement was adjusted for COVID-19 factors, which resulted in a reduction of the projected benefit obligations for the U.S. plan of approximately $10 million as of December 31, 2022. At December 31, 2021, the adoption of the updated mortality improvement scale MP-2021 resulted in a reduction of the projected benefit obligations for the U.S. plans of approximately $5 million.
Changes in the above key assumptions for our global pension plans would have the following effects to our pension obligations at December 31, 2023 (In millions):

	Long-Term Rate of Return		Discount Rate
	25 Basis Points		25 Basis Points
	Increase	Decrease	Increase	Decrease
Increase (decrease) in pension cost	$(3.6)	$3.6	$1.3	$(1.5)
Increase (decrease) in pension obligation	$—	$—	$(34.2)	$35.6

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
Goodwill
As of December 31, 2023 and 2022, our consolidated balance sheet included goodwill of $3,445.8 million and $3,431.3 million, respectively. We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment which is a business and for which discrete financial information is available and reviewed by a segment manager. Our reporting units are Finance & Risk and Sales & Marketing within the North America segment, and the U.K., Europe, Greater China, India and our WWN alliances within the International segment.
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
For 2023, 2022 and 2021, we performed qualitative tests for each of our reporting units and the results of our tests indicated that it was not more likely than not that the goodwill in any reporting unit was impaired.
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
Our indefinite-lived intangible assets are primarily related to the Dun & Bradstreet trade name which was recognized in connection with historical merger and acquisition transactions. As a result of the impairment tests performed using quantitative approach, no impairment charges for indefinite-lived intangible assets have been recognized for the years ended December 31, 2023, 2022 and 2021.
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

Income Taxes
As of December 31, 2023 and 2022, our consolidated balance sheet included non-current deferred tax liabilities of $887.3 million and $1,023.7 million, respectively. We are subject to income taxes in the United States and many foreign jurisdictions. In determining our consolidated provision for income taxes for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the determination of the recoverability of certain deferred tax assets and the calculation of certain tax liabilities, which arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating losses.
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
The Organization for Economic Co-operation and Development (“OECD”) introduced Global Anti-Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules with four new taxing mechanisms under which multi-national entities would pay a minimum level of tax. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025, which could adversely affect our effective tax rate.
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
Depreciation and Amortization
Depreciation and amortization expenses consist of depreciation related to investments in property, plant and equipment, as well as amortization of purchased and developed software and other intangible assets, principally database and client relationships recognized in connection with historical merger and acquisition transactions, notably the go-private transaction in 2019 as a result of a private equity buyout.
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

Key Metrics
In addition to reporting GAAP results, we evaluate performance and report our results on the non-GAAP financial measures discussed below. We believe that the presentation of these non-GAAP measures provides useful information to investors and rating agencies regarding our results, operating trends and performance between periods. These non-GAAP financial measures include organic revenue, adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA"), adjusted EBITDA margin, adjusted net income and adjusted net earnings per diluted share. Adjusted results are non-GAAP measures that adjust for the impact due to certain acquisition and divestiture related revenue and expenses, such as costs for banker fees, legal fees, due diligence, retention payments and contingent consideration adjustments, restructuring charges, equity-based compensation, and other non-core gains and charges that are not in the normal course of our business, such as costs associated with early debt redemptions, gains and losses on sales of businesses, impairment charges, the effect of significant changes in tax laws and material tax and legal settlements. We exclude amortization of recognized intangible assets resulting from the application of purchase accounting because it is non-cash and not indicative of our ongoing and underlying operating performance. Intangible assets are recognized as a result of historical merger and acquisition transactions. We believe that recognized intangible assets by their nature are fundamentally different from other depreciating assets that are replaced on a predictable operating cycle. Unlike other depreciating assets, such as developed and purchased software licenses or property and equipment, there is no replacement cost once these recognized intangible assets expire and the assets are not replaced. Additionally, our costs to operate, maintain and extend the life of acquired intangible assets and purchased intellectual property are reflected in our operating costs as personnel, data fees, facilities, overhead and similar items. Management believes it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation. Amortization of recognized intangible assets will recur in future periods until such assets have been fully amortized. In addition, we isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both after and before the effects of foreign exchange rate changes. The change in revenue performance attributable to foreign currency rates is determined by converting both our prior and current periods’ foreign currency revenue by a constant rate. As a result, we monitor our revenue growth both after and before the effects of foreign exchange rate changes. We believe that these supplemental non-GAAP financial measures provide management and other users with additional meaningful financial information that should be considered when assessing our ongoing performance and comparability of our operating results from period to period. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the factors management uses in planning for and forecasting future periods. Non-GAAP financial measures should be viewed in addition to, and not as an alternative to our reported results prepared in accordance with GAAP.

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
•transition costs primarily consisting of non-recurring expenses associated with transformational and integration activities, as well as incentive expenses associated with our synergy program; and

•other adjustments primarily related to non-cash charges and gains, including impairment charges and adjustments as the result of the application of purchase accounting, mainly in 2022 related to the deferred commission cost amortization. In addition, other adjustments also include non-recurring charges such as legal expense associated with significant legal and regulatory matters.
We calculate adjusted EBITDA margin by dividing adjusted EBITDA by revenue.
Adjusted Net Income
We define adjusted net income as net income (loss) attributable to Dun & Bradstreet Holdings, Inc. adjusted for the following items:
•incremental amortization resulting from the application of purchase accounting. We exclude amortization of recognized intangible assets resulting from the application of purchase accounting because it is non-cash and is not indicative of our ongoing and underlying operating performance. The Company believes that recognized intangible assets by their nature are fundamentally different from other depreciating assets that are replaced on a predictable operating cycle. Unlike other depreciating assets, such as developed and purchased software licenses or property and equipment, there is no replacement cost once these recognized intangible assets expire and the assets are not replaced. Additionally, the Company’s costs to operate, maintain and extend the life of acquired intangible assets and purchased intellectual property are reflected in the Company’s operating costs as personnel, data fees, facilities, overhead and similar items;

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
•other adjustments primarily related to non-cash charges and gains, including impairment charges and adjustments as the result of the application of purchase accounting, mainly in 2022 related to the deferred commission cost amortization. In addition, other adjustments also include non-recurring charges such as legal expense associated with significant legal and regulatory matters;
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

Results of Operations
This section of this Form 10-K generally discusses year ended December 31, 2023 and 2022 financial results and year-over-year comparisons between these years. Discussions related to the year ended December 31, 2021 financial results and year-over-year comparisons between the years ended December 31, 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

GAAP Results
The following table sets forth our historical results of operations for the periods indicated below (In millions):

	Year Ended December 31,
	2023	2022
Revenue	$2,314.0	$2,224.6
Cost of services (exclusive of depreciation and amortization)	831.0	721.4
Selling and administrative expenses	742.7	745.6
Depreciation and amortization	586.8	587.2
Restructuring charge	13.2	20.5
Operating costs	2,173.7	2,074.7
Operating income (loss)	140.3	149.9
Interest income	5.8	2.2
Interest expense	(221.9)	(193.2)
Other income (expense) - net	(5.3)	13.9
Non-operating income (expense) - net	(221.4)	(177.1)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(81.1)	(27.2)
Less: provision (benefit) provision for income taxes	(34.2)	(28.8)
Equity in net income of affiliates	3.2	2.5
Net income (loss)	(43.7)	4.1
Less: net (income) loss attributable to the non-controlling interest	(3.3)	(6.4)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(47.0)	$(2.3)

Net income (loss) margin (1)	(2.0)%	(0.1)%
(1)Net income (loss) margin is defined as Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. divided by Revenue.

Key Performance Measures
Management, including our Chief Operating Decision Makers, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measures organic revenue, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, and adjusted net earnings per diluted share. Adjusted results are non-GAAP measures that adjust for the impact due to certain acquisition and divestiture related revenue and expenses, such as costs for banker fees, legal fees, due diligence, retention payments and contingent consideration adjustments, restructuring charges, equity-based compensation, transition costs and other non-core gains and charges that are not in the normal course of our business, such as costs associated with early debt redemptions, gains and losses on sales of businesses, impairment charges, the effect of significant changes in tax laws and material tax and legal settlements. In addition, we isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both after and before the effects of foreign exchange rate changes. The change in revenue performance attributable to foreign currency rates is determined by converting both our prior and current periods’ foreign currency by a constant rate. As a result, we monitor our adjusted revenue growth both after and before the effects of foreign exchange rate changes.

The table below sets forth our key performance measures including non-GAAP measures for the periods indicated (In millions, except per share data):

	Year Ended December 31,
	2023	2022
Total revenue	$2,314.0	$2,224.6
Adjusted EBITDA	$892.2	$863.5
Adjusted EBITDA margin	38.6%	38.8%
Adjusted net income	$431.6	$439.6
Adjusted net earnings per diluted share	$1.00	$1.02

Reconciliations of non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (In millions, except per share data):

	Year Ended December 31,
	2023	2022
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(47.0)	$(2.3)
Depreciation and amortization	586.8	587.2
Interest expense - net	216.1	191.0
(Benefit) provision for income tax - net	(34.2)	(28.8)
EBITDA	721.7	747.1
Other income (expense) - net	5.3	(13.9)
Equity in net income of affiliates	(3.2)	(2.5)
Net income (loss) attributable to non-controlling interest	3.3	6.4
Equity-based compensation	83.4	66.0
Restructuring charges	13.2	20.5
Merger, acquisition and divestiture-related operating costs	7.1	23.4
Transition costs	52.9	24.4
Other adjustments (1)	8.5	(7.9)
Adjusted EBITDA	$892.2	$863.5

North America	$743.3	$718.0
International	215.4	202.2
Corporate and other	(66.5)	(56.7)
Adjusted EBITDA	$892.2	$863.5

(1) Adjustments for 2023 were primarily related to legal fees associated with ongoing legal matters discussed in Note 9 to the consolidated financial statements and impairment charges. Adjustments for 2022 were primarily related to non-cash purchase accounting adjustments for deferred commission cost amortization.

	Year Ended December 31,
	2023	2022
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(47.0)	$(2.3)
Incremental amortization of intangible assets resulting from the application of purchase accounting	465.8	494.0
Equity-based compensation	83.4	66.0
Restructuring charges	13.2	20.5
Merger, acquisition and divestiture-related operating costs	7.1	23.4
Transition costs	52.9	24.4
Merger, acquisition and divestiture-related non-operating costs	1.8	3.7
Debt refinancing and extinguishment costs	2.5	24.3
Non-operating pension-related income	(18.3)	(42.2)
Non-cash gain from interest rate swap amendment (1)	(10.6)	—
Other adjustments (2)	9.7	(7.9)
Tax impact of non-GAAP adjustments	(142.6)	(144.6)
Other tax effect adjustments	13.7	(19.7)
Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc. (3)	$431.6	$439.6
Adjusted diluted earnings (loss) per share of common stock	$1.00	$1.02
Weighted average number of shares outstanding - diluted	432.8	430.0
(1)Amount represents non-cash amortization gain resulted from the amendment of our interest rate swap derivatives. The amount is reported within "Interest expense-net" for the year ended December 31, 2023. See Note 14 to the consolidated financial statements for a more detailed discussion.
(2)Adjustments for 2023 were primarily related to legal fees associated with ongoing legal matters discussed in Note 9 to the consolidated financial statements and impairment charges. Adjustments for 2022 were primarily related to non-cash purchase accounting adjustments for deferred commission cost amortization.
(3)Starting in the first quarter of 2023, we exclude non-operating pension-related income from Adjusted net income (loss) and all prior periods have been adjusted accordingly.

Revenue

Year Ended December 31, 2023 versus Year Ended December 31, 2022

Total revenue was $2,314.0 million for the year ended December 31, 2023, compared to $2,224.6 million for the year ended December 31, 2022, an increase of $89.4 million, or 4.0% (4.2% before the effect of foreign exchange). The increase was attributable to growth in the underlying business, partially offset by the negative impact of foreign exchange and the impact of the divestiture of our business-to-consumer business in Germany in the second quarter of 2022.

Excluding the impact of the divestiture of $1.8 million and the negative impact of foreign exchange of $2.9 million, total organic revenue increased $94.1 million, or 4.3%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, reflecting growth across both of our segments. The changes in revenue are discussed further in the segment level discussion below.

Revenue by segment was as follows (In millions):

	Year Ended December 31,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
North America:
Finance & Risk	$888.1	$866.9	$21.2	2.4%
Sales & Marketing	756.4	720.2	36.2	5.0%
Total North America	$1,644.5	$1,587.1	$57.4	3.6%
International:
Finance & Risk	$448.6	$419.1	$29.5	7.0%
Sales & Marketing	220.9	218.4	2.5	1.1%
Total International	$669.5	$637.5	$32.0	5.0%
Total Revenue:
Finance & Risk	$1,336.7	$1,286.0	$50.7	3.9%
Sales & Marketing	977.3	938.6	38.7	4.1%
Total Revenue	$2,314.0	$2,224.6	$89.4	4.0%

North America Segment
For the year ended December 31, 2023, North America revenue increased $57.4 million, or 3.6% (3.7% before the effect of foreign exchange), compared to the year ended December 31, 2022. See further discussion below on revenue by solutions.
Finance & Risk
For the year ended December 31, 2023, North America Finance & Risk revenue increased $21.2 million, or 2.4% (2.5% before the effect of foreign exchange), compared to the year ended December 31, 2022, primarily due to a net increase in revenue across our Third Party Risk, Supply Chain Management and Finance Solutions of approximately $35 million, partially offset by decreased revenue of approximately $10 million from our Credibility Solutions and approximately $6 million from the Public Sector, primarily as a result of the expiration of a government contract in April 2022.

Sales & Marketing
For the year ended December 31, 2023, North America Sales & Marketing revenue increased $36.2 million, or 5.0% (5.1% before the effect of foreign exchange), compared to the year ended December 31, 2022, primarily driven by higher revenue of approximately $34 million from our Master Data Management Solutions and approximately $11 million driven by higher data sales, partially offset by decreased revenue from other marketing solutions.

International Segment
For the year ended December 31, 2023, International revenue increased $32.0 million, or 5.0% (5.5% before the effect of foreign exchange) compared to the year ended December 31, 2022. Excluding the negative impact of foreign exchange of $1.6 million and the impact of the divestiture in 2022 of our business-to-consumer business in Germany of $1.8 million, International organic revenue increased $35.4 million, or 5.8%. See further discussion below on revenue by solutions.

Finance & Risk
For the year ended December 31, 2023, International Finance & Risk revenue increased $29.5 million, or 7.0% (7.2% before the effect of foreign exchange) compared to the year ended December 31, 2022. Excluding the positive impact of foreign exchange of $0.4 million, revenue increased $29.1 million, or 7.2%, attributable to growth across all markets, including higher revenue of approximately $8 million from Europe driven by growth in Finance Analytics and API solutions, higher revenue of approximately $8 million from our WWN alliances related to increased cross border data fees, increased revenue of approximately $7 million from our U.K. market attributable to growth in our Third Party Risk and Compliance solutions as well as Finance Analytics, and higher revenue of approximately $4 million from Greater China, driven by growth in Finance Analytics and API solutions.

Sales and Marketing
For the year ended December 31, 2023, International Sales & Marketing revenue increased $2.5 million, or 1.1% (2.1% before the effect of foreign exchange) compared to the year ended December 31, 2022. Excluding the negative impact of foreign exchange of $2.0 million and the impact of the divestiture in 2022 of our business-to-consumer business in Germany of $1.8 million, organic revenue increased $6.3 million, or 3.0%, primarily due to higher revenue from the U.K. and Europe driven by new to market and localized solutions, such as Hoovers, as well as higher data sales delivered via our latest API solutions.

Consolidated Operating Costs

Consolidated operating costs were as follows (In millions):

	Year Ended December 31,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
Cost of services (exclusive of depreciation and amortization)	$831.0	$721.4	$109.6	15.2%
Selling and administrative expenses	742.7	745.6	(2.9)	(0.4)%
Depreciation and amortization	586.8	587.2	(0.4)	(0.1)%
Restructuring charges	13.2	20.5	(7.3)	(35.8)%
Operating costs	$2,173.7	$2,074.7	$99.0	4.8%
Operating income (loss)	$140.3	$149.9	$(9.6)	(6.4)%

Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) was $831.0 million for the year ended December 31, 2023, an increase of $109.6 million, or 15.2%, compared to the year ended December 31, 2022, primarily due to higher data acquisition and processing costs of approximately $88 million and higher net personnel costs of approximately $18 million. Total cost of services were unfavorably impacted by foreign exchange of approximately $2 million for the year ended December 31, 2023, compared to the prior year.

Selling and Administrative Expenses
    Selling and administrative expenses were $742.7 million for the year ended December 31, 2023, a decrease of $2.9 million, or 0.4%, compared to the year ended December 31, 2022, due to lower costs of approximately $19 million primarily related to professional fees, facilities and back-office processing costs, partially offset by higher net personnel costs of approximately $16 million driven by equity-based compensation.

Depreciation and Amortization
Depreciation and amortization expenses were $586.8 million for the year ended December 31, 2023, a decrease of $0.4 million, or 0.1%, compared to the year ended December 31, 2022, primarily due to lower amortization associated with intangible assets recognized in connection with historical merger and acquisition transactions, partially offset by higher amortization due to increased internally developed software subject to amortization.

Restructuring Charges
Restructuring charges were $13.2 million for the year ended December 31, 2023, a decrease of $7.3 million, or 35.8%, compared to the year ended December 31, 2022, primarily due to higher severance and facility exit costs in the prior year related to initiatives in our North America business to improve operational performance and profitability.

Operating Income (Loss)

Consolidated operating income was $140.3 million for the year ended December 31, 2023, a decrease of $9.6 million, or 6.4%, compared to the year ended December 31, 2022. The decrease in operating income was primarily driven by higher data acquisition and processing costs of approximately $77 million and higher net personnel costs of approximately $34 million, partially offset by higher revenue of $89.4 million, lower restructuring costs of $7.3 million and lower costs of approximately $5 million related to professional fees and our facilities.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and adjusted EBITDA margin by segment were as follows (In millions):

	Year Ended December 31,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
North America:
Adjusted EBITDA	$743.3	$718.0	$25.3	3.5%
Adjusted EBITDA margin	45.2%	45.2%		—	bps
International:
Adjusted EBITDA	$215.4	$202.2	$13.2	6.5%
Adjusted EBITDA margin	32.2%	31.7%		50	bps
Corporate and other:
Adjusted EBITDA	$(66.5)	$(56.7)	$(9.8)	(17.3)%
Consolidated total:
Adjusted EBITDA	$892.2	$863.5	$28.7	3.3%
Adjusted EBITDA margin	38.6%	38.8%		(20)	bps
Net income (loss) margin	(2.0)%	(0.1)%		(190)	bps

Consolidated net loss margin on a GAAP basis was 2.0% for the year ended December 31, 2023, compared to a net loss margin of 0.1% for the year ended December 31,2022, a change of 190 basis points. Consolidated adjusted EBITDA was $892.2 million for the year ended December 31, 2023, compared to $863.5 million for the year ended December 31, 2022, an increase of $28.7 million, or 3.3%, primarily due to revenue growth and lower costs related to professional fees and facilities, partially offset by higher costs driven by data acquisition and processing costs, management incentive plan costs and employee benefit costs (i.e. healthcare costs), and the negative impact of foreign exchange. Consolidated adjusted EBITDA growth over prior year was negatively impacted by foreign exchange of approximately $4 million. Consolidated adjusted EBITDA margin was 38.6% for the year ended December 31, 2023, compared to 38.8% for the prior year, a decrease of 20 basis points.
North America Segment
North America adjusted EBITDA was $743.3 million for the year ended December 31, 2023, an increase of $25.3 million, or 3.5%, compared to the year ended December 31, 2022. The increase in adjusted EBITDA was primarily due to revenue growth, lower net personnel costs and lower costs related to professional fees and facilities, partially offset by higher data acquisition and processing costs and the negative impact of foreign exchange associated with our offshore technology facility. Adjusted EBITDA margin was 45.2% for both years ended December 31, 2023 and 2022.
International Segment
International adjusted EBITDA was $215.4 million for the year ended December 31, 2023, an increase of $13.2 million, or 6.5%, compared to the year ended December 31, 2022. The increase in adjusted EBITDA was primarily due to revenue growth from the underlying business, partially offset by higher costs related to personnel and data processing, and higher foreign exchange losses resulting from a strengthening U.S. dollar. Adjusted EBITDA margin was 32.2% for the year ended December 31, 2023, compared to 31.7% for the prior year, an improvement of 50 basis points.
Corporate and Other
Corporate adjusted EBITDA was a loss of $66.5 million for the year ended December 31, 2023, a change of $9.8 million, or 17.3%, compared to the year ended December 31, 2022. The change in adjusted EBITDA was primarily attributable to higher management incentive plan costs and employee benefit costs (i.e. healthcare costs).
Interest Income (Expense) — Net
Interest income (expense) – net was as follows (In millions):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Interest income	$5.8	$2.2	$3.6	168.9%
Interest expense	(221.9)	(193.2)	(28.7)	(14.8)%
Interest income (expense) – net	$(216.1)	$(191.0)	$(25.1)	(13.1)%

Interest income increased $3.6 million for the year ended December 31, 2023 compared to the prior year, primarily due to higher interest rates.

Interest expense increased $28.7 million for the year ended December 31, 2023 compared to the prior year, primarily due to higher interest rates, partially offset by the amortization gain from the interest rate swap amendment in the current year and the write off of debt issuance costs and discount in the prior year in connection with the early redemption of the 6.875% Senior Secured Notes in 2022.
Other Income (Expense) — Net
Other income (expense) - net was as follows (In millions):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Non-operating pension income (expense)	$18.3	$42.2	$(23.9)	(57)%
Debt redemption premium	—	(16.3)	16.3	100%
Miscellaneous other income (expense) – net	(23.6)	(12.0)	(11.6)	(97)%
Other income (expense) – net	$(5.3)	$13.9	$(19.2)	(138)%

Non-operating pension income (expense) decreased $23.9 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to higher interest costs in the current year.
Early debt redemption premium of $16.3 million for the year ended December 31, 2022 was related to the early redemption of the 6.875% Senior Secured Notes in January 2022. See Note 6 to the consolidated financial statements for further discussion.

The change in miscellaneous other income (expense) - net of $11.6 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to fees incurred for the accounts receivable securitization facility and our credit facility. For further discussion on the accounts receivable securitization facility, see Note 7 to the consolidated financial statements.
Provision for Income Taxes

Effective tax rate for the year ended December 31, 2021	(51.8)%
Impact of uncertain tax positions	(4.3)
Impact of income earned in non-U.S. jurisdictions (1)	42.5
Impact of non-deductible charges (2)	(30.5)
Impact of tax credits and deductions	2.2
Impact of GILTI Inclusion	(29.3)
Impact of change in state tax (3)	181.1
Impact of valuation allowance	0.5
Other	(4.4)
Effective tax rate for the year ended December 31, 2022	106.0%
Impact of uncertain tax positions	6.2
Impact of income earned in non-U.S. jurisdictions (1)	(40.1)
Impact of non-deductible charges (2)	26.6
Impact of tax credits and deductions	(10.7)
Impact of GILTI Inclusion	62.8
Impact of change in state tax (3)	(114.8)
Impact of valuation allowance	1.4
Other	4.8
Effective tax rate for the year ended December 31, 2023	42.2%
(1)Primarily due to the effect of year-over-year change in consolidated pre-tax income and pre-tax income from our non-U.S. jurisdictions which have lower statutory tax rates.
(2)Primarily attributable to non-deductible equity-based compensation.
(3)Primarily related to the reduced impact of state apportionment changes in 2023 as compared to 2022.

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $47.0 million, or a loss per share of $0.11, for the year ended December 31, 2023, compared to a net loss of $2.3 million, or a loss per share of $0.01, for the year ended December 31, 2022. The $44.7 million increase in net loss for the year ended December 31, 2023 compared to the prior year was primarily due to increased net interest expense of $25.1 million, lower pension income of $23.9 million, a decrease in operating income of $9.6 million in the current year (as discussed above), and higher miscellaneous other expenses of approximately $12 million driven by higher fees incurred for the accounts receivable securitization facility and our credit facility, partially offset by a larger tax benefit of $5.4 million in the current year and the early debt redemption premium of $16.3 million in the prior year.

Adjusted Net Income and Adjusted Diluted Earnings Per Share
Adjusted net income was $431.6 million, or adjusted earnings per share of $1.00, for the year ended December 31, 2023, compared to adjusted net income of $439.6 million, or adjusted earnings per share of $1.02, for the year ended December 31, 2022. The decrease in adjusted net income and adjusted earnings per share for the year ended December 31, 2023 was primarily attributable to higher depreciation and amortization, higher interest expense and higher non-operating expenses driven by fees associated with the accounts receivable securitization facility and our credit facility, partially offset by higher adjusted EBITDA (as discussed above) and higher tax benefits in the current year.

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
Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. Our access to the capital markets can be impacted by factors outside of our control, including fluctuation in interest rates, inflation, potential economic slowdowns or recession and the ongoing geopolitical conflicts. Currently, while we do not expect our ability to fund our operating needs to be affected by the current market volatility and uncertainties for the foreseeable future, the ultimate impact will be difficult to predict, and depends on, among many factors, the duration of inflation, the severity of the economic slowdown, the current global geopolitical risk, such as the Middle East and Russia/Ukraine conflicts, and their effects on global market conditions and on our clients and vendors, which continue to be uncertain at this time and cannot be predicted. We actively manage the impact of rising interest rates by reducing debt and entering into interest rate swaps and cross-currency swaps.

Cash Flow Overview
As of December 31, 2023, we had cash and cash equivalents of $188.1 million, of which $159.1 million was held by our foreign operations. We utilize a variety of planning strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Subsequent to the enactment of the Tax Cuts and Jobs Act ("2017 Act"), a significant portion of the cash and cash equivalents held by our foreign subsidiaries is no longer subject to U.S. income tax upon repatriation to the United States. However, a portion of our cash held by our foreign operations is still subject to foreign income tax or withholding tax upon repatriation. As a result, we intend to reinvest indefinitely all earnings post 2017 from our China and India subsidiaries. Cash held in our China and India operations totaled $47.0 million as of December 31, 2023.

In September 2022, the Company entered into a three-year revolving securitization facility agreement to transfer trade receivables of one of our U.S. subsidiaries through our bankruptcy-remote subsidiary to a third party financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. As of December 31, 2022, the facility had initial monthly drawing limits ranging from $170 million to $215 million, which was subsequently modified to $215 million in October 2023. For the years ended December 31, 2023 and 2022, the Company received a net cash benefit of $31.9 million and $183.1 million, respectively, related to the facility. See Note 7 to the consolidated financial statements for further discussion.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the periods presented (In millions):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$452.2	$537.1
Net cash provided by (used in) investing activities	(191.8)	(210.5)
Net cash provided by (used in) financing activities	(282.4)	(281.1)
Total cash provided during the period before the effect of exchange rate changes	$(22.0)	$45.5

Cash Provided by (Used in) Operating Activities
Lower operating cash flows for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily driven by lower net cash benefits of $151.2 million in the year ended December 31, 2023 related to the accounts receivable securitization facility as discussed in the earlier section within Cash Flow Overview and higher interest payments of approximately $35 million, partially offset by lower net tax payments of approximately $40 million. The remaining change was primarily due to a net increase in cash, driven by improvement in collection from accounts receivables, net of payments to our vendors and employees.

We expect operating cash requirements in 2024 to be primarily related to payments for interest, contractual obligations, tax liability and other working capital needs. A portion of our outstanding debt is subject to the variability of interest rates. A 100 basis point increase or decrease in the weighted average interest rate would result in an incremental increase or decrease in annual interest expense of approximately $31 million, respectively. We mitigate the exposure from the variation of interest rates by entering into interest rate swap arrangements, resulting in a net exposure of approximately $4 million, including borrowings under the revolving facility. See Note 14 to the consolidated financial statements for further discussion. In addition, we typically have various contractual obligations in our normal course of business, including those recorded as liabilities in our consolidated balance sheet, and certain purchase commitments that are not recognized, but are disclosed in the notes to our consolidated financial statements. A significant portion of these contractual obligations are related to payments for enterprise-wide information-technology services. See Note 20 to the consolidated financial statements for further discussion on contractual obligations. We anticipate interest payments and payments for our contractual obligations to be approximately $276.3 million and $434.1 million in 2024, respectively. We expect cash requirements to be comparable to 2023 and sufficient in 2024 to meet other working capital needs in the normal course of business, such as payments for salaries and wages, and data acquisition. We expect to continue to generate substantial cash from ongoing operating activities.

Cash Provided by (Used in) Investing Activities

Lower net cash used in investing activities for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to lower payments of $18.5 million for capital expenditure and software development.

We expect capital expenditures in 2024 to be in the range of $195 million to $205 million.

Cash Provided by (Used in) Financing Activities

The increase in net cash used in financing activities during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to higher net proceeds of $452.6 million in the prior year related to term loan issuance, higher payment of $72.1 million in the current year for the purchase of the non-controlling interest in our China operations, higher dividend payments of $43.2 million in the current year, and higher payments of approximately $26 million related to finance lease arrangements and other financing activities in the current year period, partially offset by higher payment of $510.2 million for debt redemption and term loan repayment in the prior year and higher net borrowing of $84.4 million for the credit facility in the current year.

partially offset by higher net proceeds of $452.6 million in the prior year related to term loan issuance, higher payment of $72.1 million in the current year for the purchase of the non-controlling interest in our China operations, higher dividend payments of $43.2 million in the current year, and higher payments of approximately $15 million related to finance lease arrangements in the current year period.

See below and Note 6 to the consolidated financial statements for further discussion on our debt.

Cash Requirements and Other Obligations

Contractual Commitments

At December 31, 2023, we had contractual commitments to repay debt, settle payments to purchase services, fund pension plans, make lease payments and settle tax liabilities. The following table presents our contractual obligations as of December 31, 2023 (In millions):

	Total	Payment due within one year
Contractual obligations
Short-term and long-term debt (1)	$4,979.2	$299.6
Commitments to purchase obligations (2)	$2,124.9	$434.1
Pension and other postretirement benefits payments/contributions (3)	$197.0	$6.9
Operating leases (4)	$54.0	$17.3
Tax liabilities related to the 2017 Act	$39.3	$9.8
(1)Amounts include interest payments. See Note 6 to the consolidated financial statements for further discussion.
(2)See Note 20 to the consolidated financial statements for further discussion.
(3)See Note 11 to the consolidated financial statements for further discussion.
(4)See Note 8 to the consolidated financial statements for further discussion.

Dividends

Our dividend rate was $0.05 per share of common stock for each quarter in 2023. We currently have the capacity and intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors.

Capital Resources and Debt

Currently, in addition to cash generated from our operating activities, we also borrow from time to time from our credit facility and issue long-term debt.

Below is a summary of our borrowings as of December 31, 2023 and December 31, 2022 (In millions):

		At December 31, 2023			At December 31, 2022
	Maturity	Principal amount	Debt issuance costs and discount	Carrying value	Principal amount	Debt issuance costs and discount	Carrying value
Debt maturing within one year:
2026 Term loan	February 8, 2026	$28.1	$—	$28.1	$28.1	$—	$28.1
2029 Term loan	January 18, 2029	4.6	—	4.6	4.6	—	4.6
Total short-term debt		$32.7	$—	$32.7	$32.7	$—	$32.7

Debt maturing after one year:
2026 Term loan	February 8, 2026	$2,623.6	$33.0	$2,590.6	$2,651.7	$49.2	$2,602.5
2029 Term loan	January 18, 2029	447.3	5.3	442.0	451.9	6.5	445.4
Revolving facility	September 11, 2025	25.0	—	25.0	50.3	—	50.3
5.000% Senior unsecured notes	December 15, 2029	460.0	5.1	454.9	460.0	6.0	454.0
Total long-term debt		$3,555.9	$43.4	$3,512.5	$3,613.9	$61.7	$3,552.2
Total debt		$3,588.6	$43.4	$3,545.2	$3,646.6	$61.7	$3,584.9

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
Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin over a Secured Overnight Financing Rate ("SOFR") or LIBOR for the interest period relevant to such borrowing, subject to interest rate floors, and secured by substantially all of the Company’s assets. During the second quarter of 2023, we modified agreements governing our Senior Secured Credit Facility and interest rate swaps to complete the transition of reference rate from LIBOR to SOFR. We utilized the expedients set forth in ASC Topic 848, including those relating to derivative instruments used in hedging relationships. This transition did not result in a financial impact to our consolidated financial statements.

On January 18, 2022, we amended our credit agreement dated February 8, 2019, specifically related to the Term Loan Facility, to establish Incremental Term Loans, or the 2029 Term Loan, in an aggregate principal amount of $460 million with a maturity date of January 18, 2029. We used the proceeds from the 2029 Term Loan to redeem our then-outstanding 6.875% Senior Secured Notes. See discussion below under "Senior Unsecured Notes."

On July 25, 2023, we amended our credit agreement dated February 8, 2019, specifically related to the 2026 Term Loan, to reduce the applicable margin by 0.25% overall, resulting in a margin spread of SOFR plus 3.00% per annum.

On July 31, 2023, the applicable margin for our term loan debt, including the 2026 Term Loan and the 2029 Term Loan, was reduced by 0.25% in connection with the upgrade of our corporate family credit rating.

Other details of the Senior Secured Credit Facilities (See Note 6 for further discussion):
•For the 2029 Term Loan, beginning June 30, 2022, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on January 18, 2029. The 2029 Term Loan bears interest at a rate per annum equal to 300 and 325 basis points over a SOFR rate for the interest period at December 31, 2023 and 2022, respectively. The interest rates associated with the outstanding balance of the 2029 Term Loan at December 31, 2023 and 2022 were 8.355% and 7.573%, respectively.

•For the 2026 Term Loan, beginning June 30, 2020, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026. The 2026 Term Loan bears interest at a rate per annum equal to 285 basis points over a SOFR rate, inclusive of the SOFR credit spread adjustment, at December 31, 2023 and 325 basis points over the LIBOR rate at December 31, 2022. The interest rates associated with the outstanding balances of the 2026 Term Loan at December 31, 2023 and December 31, 2022 were 8.205% and 7.639%, respectively.

• For borrowings under the Revolving Facility, the spread, inclusive of the SOFR credit spread adjustment, was 310 basis points over a SOFR rate and 300 basis points over the LIBOR rate at December 31, 2023 and 2022, respectively. The aggregate amount available under the Revolving Facility is $850 million. The available borrowings under the Revolving Facility at December 31, 2023 and December 31, 2022 were $825 million and $799.7 million, respectively. The interest rates associated with the outstanding balances of the Revolving Facility at December 31, 2023 and December 31, 2022 were 8.462% and 7.574%, respectively.

Senior Unsecured Notes
Aggregate principal amount of $460 million of 5.000% Senior Unsecured Notes were outstanding at December 31, 2023 and 2022. The notes may be redeemed at our option, in whole or in part, following specified events and on specified redemption dates and at the redemption prices specified in the indenture governing the 5.000% Senior Unsecured Notes.

On January 18, 2022, we redeemed our then-outstanding $420 million 6.875% Senior Secured Notes using the proceeds from the issuance of our 2029 Term Loan.

The Senior Secured Credit Facilities and the 5.000% Senior Unsecured Notes contain certain covenants that limited our ability to enter into certain transactions. In addition, the Revolving Facility contains a financial covenant requiring the maintenance of debt to EBITDA ratios which are defined in the facility credit agreement in effect. We were in compliance with the respective financial and non-financial covenants at December 31, 2023 and December 31, 2022.
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

A 100 basis point increase or decrease in the weighted average interest rate on our outstanding debt subject to rate variability would result in an incremental increase or decrease in annual interest expense of approximately $31 million for the year ended December 31, 2023, respectively. We mitigate the exposure from the variation of interest rates by entering into interest rate swap arrangements, resulting in a net exposure of approximately $4 million, including borrowings under the revolving facility. Overall, total interest payments were $213.3 million for the year ended December 31, 2023, or a weighted average interest rate of 5.84%. See Note 14 to the consolidated financial statements for further discussion.

Foreign Exchange Risk Management

We have numerous operations in various countries outside of the United States and conduct business in several countries through minority equity investments and strategic relationships with local providers. Our operations outside of the United States generated approximately 30%, 30% and 33% of our total revenue for the year ended December 31, 2023, the year ended December 31, 2022, and the year ended December 31, 2021, respectively. Approximately 20% of our assets as of both December 31, 2023 and 2022, were located outside of the United States.

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

At December 31, 2023 and December 31, 2022, the notional amounts of our foreign exchange forward contracts were $653.1 million and $455.1 million, respectively. Realized gains and losses associated with these contracts were $29.6 million and $24.3 million, respectively, for the year ended December 31, 2023; $34.1 million and $48.2 million, respectively, for the year ended December 31, 2022; and $11.4 million and $10.1 million, respectively, for the year ended December 31, 2021. For further detail, see Note 14 to the consolidated financial statements.

If exchange rates to which we are exposed under our outstanding foreign exchange forward contracts were to increase, on average, 10% from year-end 2023 levels, the unrealized losses on our foreign exchange forward contracts would be approximately $44 million, excluding the expected gains on the underlying hedged items. If exchange rates, on average, were to decrease 10% from year-end 2023 levels, the unrealized gains on our foreign exchange forward contracts would be approximately $44 million, excluding the expected losses on the underlying hedged items. However, the estimated potential gains and losses on these contracts would substantially be offset by changes in the dollar equivalent value of the underlying hedged items.

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency interest rate swaps. Cross currency swaps are designated as net investment hedges of a portion of our foreign investments denominated in the non-U.S. dollar currency. The change in the fair value of the swaps in each period is reported in other comprehensive income (loss) "OCI", net of tax. Such amounts will remain in accumulated OCI until the liquidation or substantial liquidation of our investment in the underlying foreign operations. If the exchange rate of Euro against U.S dollar were to increase 10% from the level at December 31, 2023, there would be an additional unfavorable impact of approximately $41 million to the fair value of the cross currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s Euro net investment in foreign subsidiaries.

Item 8. Financial Statements and Supplementary Data

Dun & Bradstreet Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dun & Bradstreet Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dun & Bradstreet Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over IT systems used in the revenue recognition process

As discussed in Note 18 to the consolidated financial statements, the Company generated $1,644.5 million of revenue in North America for the year-ended December 31, 2023. The processing and recording of revenue in North America is reliant upon multiple information technology (IT) systems.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2019

New York, New York
February 22, 2024

Dun & Bradstreet Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$2,314.0	$2,224.6	$2,165.6
Cost of services (exclusive of depreciation and amortization)	831.0	721.4	664.3
Selling and administrative expenses	742.7	745.6	714.7
Depreciation and amortization	586.8	587.2	615.9
Restructuring charges	13.2	20.5	25.1
Operating costs	2,173.7	2,074.7	2,020.0
Operating income (loss)	140.3	149.9	145.6
Interest income	5.8	2.2	0.7
Interest expense	(221.9)	(193.2)	(206.4)
Other income (expense) - net	(5.3)	13.9	14.9
Non-operating income (expense) - net	(221.4)	(177.1)	(190.8)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(81.1)	(27.2)	(45.2)
Less: provision (benefit) for income taxes	(34.2)	(28.8)	23.4
Equity in net income of affiliates	3.2	2.5	2.7
Net income (loss)	(43.7)	4.1	(65.9)
Less: net (income) loss attributable to the non-controlling interest	(3.3)	(6.4)	(5.8)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(47.0)	$(2.3)	$(71.7)
Basic earnings (loss) per share of common stock:
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(0.11)	$(0.01)	$(0.17)
Diluted earnings (loss) per share of common stock:
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(0.11)	$(0.01)	$(0.17)
Weighted average number of shares outstanding-basic	430.5	429.1	428.7
Weighted average number of shares outstanding-diluted	430.5	429.1	428.7
Other comprehensive income (loss), net of income taxes:
Net income (loss)	$(43.7)	$4.1	$(65.9)
Foreign currency adjustments:
Foreign currency translation adjustments, net of tax (1)	$29.9	$(124.6)	$(76.6)
Net investment hedge derivative, net of tax (2)	(12.5)	2.0	—
Cash flow hedge derivative, net of tax expense (benefit) (3)	(31.9)	41.0	7.8
Defined benefit pension plans:
Prior service credit (cost), net of tax expense (benefit) (4)	0.1	(0.2)	(0.2)
Net actuarial gain (loss), net of tax expense (benefit) (5)	(4.2)	(46.0)	108.6
Total other comprehensive income (loss), net of tax	$(18.6)	$(127.8)	$39.6
Comprehensive income (loss), net of tax	$(62.3)	$(123.7)	$(26.3)
Less: comprehensive (income) loss attributable to the non-controlling interest	(3.4)	2.3	(8.0)
Comprehensive income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(65.7)	$(121.4)	$(34.3)
(1) Tax Expense (Benefit) of $7.9 million, $(9.9) million and $(1.6) million, for the years ended December 31, 2023, 2022 and 2021, respectively.
(2) Tax Expense (Benefit) of $(4.5) million and $0.9 million for the years ended December 31, 2023 and 2022, respectively.
(3) Tax Expense (Benefit) of $(11.5) million, $14.6 million and $2.8 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
(4) Tax Expense (Benefit) of less than $0.1 million, $(0.1) million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(5) Tax Expense (Benefit) of $(1.8) million, $(15.6) million and $38.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Consolidated Balance Sheets
(In millions, except share data and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$188.1	$208.4
Accounts receivable, net of allowance of $20.1 at December 31, 2023 and $14.3 at December 31, 2022 (Notes 4, 7 and 17)	258.0	271.6
Prepaid taxes	51.8	57.7
Other prepaids	100.1	77.2
Other current assets (Notes 4 and 14)	58.3	89.0
Total current assets	656.3	703.9
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $45.7 at December 31, 2023 and $38.4 at December 31, 2022 (Note 17)	102.1	96.9
Computer software, net of accumulated amortization of $507.1 at December 31, 2023 and $348.8 at December 31, 2022 (Note 17)	666.3	631.8
Goodwill (Notes 17 and 18)	3,445.8	3,431.3
Other intangibles (Notes 17 and 18)	3,915.9	4,320.1
Deferred costs (Note 4)	161.7	143.7
Other non-current assets (Note 17)	187.8	144.2
Total non-current assets	8,479.6	8,768.0
Total assets	$9,135.9	$9,471.9
Liabilities
Current liabilities
Accounts payable	$111.7	$80.5
Accrued payroll	111.9	109.5
Short-term debt (Note 6)	32.7	32.7
Deferred revenue (Note 4)	590.0	563.1
Other accrued and current liabilities (Note 17)	196.1	316.8
Total current liabilities	1,042.4	1,102.6
Long-term pension and postretirement benefits (Note 11)	143.9	158.2
Long-term debt (Note 6)	3,512.5	3,552.2
Deferred income tax (Note 10)	887.3	1,023.7
Other non-current liabilities (Note 17)	118.2	126.8
Total liabilities	5,704.3	5,963.5
Commitments and contingencies (Notes 9 and 20)

Equity
Common Stock, $0.0001 par value per share, authorized—2,000,000,000 shares; 439,735,256 shares issued and 438,848,336 shares outstanding at December 31, 2023 and 436,604,447 shares issued and 435,717,527 shares outstanding at December 31, 2022	—	—
Capital surplus	4,429.2	4,443.7
Accumulated deficit	(811.1)	(764.1)
Treasury Stock, 886,920 shares at both December 31, 2023 and December 31, 2022	(0.3)	(0.3)
Accumulated other comprehensive loss	(198.7)	(180.0)
Total stockholders' equity	3,419.1	3,499.3
Non-controlling interest	12.5	9.1
Total equity	3,431.6	3,508.4
Total liabilities and stockholders' equity	$9,135.9	$9,471.9

The accompanying notes are an integral part of the consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows provided by (used in) operating activities:
Net income (loss)	$(43.7)	$4.1	$(65.9)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	586.8	587.2	615.9
Amortization of unrecognized pension loss (gain)	(2.8)	(0.4)	1.9
Debt early redemption premium expense	—	16.3	29.5
Deferred debt issuance costs amortization and write-off	18.3	23.8	31.2
Pension settlement charge	—	2.1	—
Equity-based compensation expense	83.4	66.0	33.3
Restructuring charge	13.2	20.5	25.1
Restructuring payments	(15.2)	(16.9)	(20.6)
Changes in deferred income taxes	(131.9)	(151.0)	(77.4)
Changes in operating assets and liabilities: (1)
(Increase) decrease in accounts receivable	13.7	113.3	(13.7)
(Increase) decrease in prepaid taxes, other prepaids and other current assets	(13.2)	(23.2)	62.7
Increase (decrease) in deferred revenue	25.8	8.8	16.5
Increase (decrease) in accounts payable	30.2	(5.2)	(0.1)
Increase (decrease) in accrued payroll	5.1	3.6	10.8
Increase (decrease) in other accrued and current liabilities	(35.9)	(18.1)	(31.2)
(Increase) decrease in other long-term assets	(41.6)	(53.2)	(34.2)
Increase (decrease) in long-term liabilities	(38.1)	(41.2)	(84.4)
Net, other non-cash adjustments	(1.9)	0.6	4.3
Net cash provided by (used in) operating activities	452.2	537.1	503.7
Cash flows provided by (used in) investing activities:
Acquisitions of businesses, net of cash acquired	—	(0.5)	(844.8)
Cash settlements of foreign currency contracts and net investment hedge	5.0	6.0	22.3
Payments for real estate purchase (2)	—	—	(76.6)
Capital expenditures	(4.7)	(12.6)	(9.7)
Additions to computer software and other intangibles	(194.7)	(205.3)	(170.7)
Other investing activities, net	2.6	1.9	0.8
Net cash provided by (used in) investing activities	(191.8)	(210.5)	(1,078.7)
Cash flows provided by (used in) financing activities:
Payment for debt early redemption premiums	—	(16.3)	(29.5)
Payments of dividends	(86.1)	(42.9)	—
Payment of long term debt	—	(420.0)	(450.0)
Proceeds from borrowings on Credit Facility	515.1	315.1	314.1
Proceeds from issuance of Senior Notes	—	—	460.0
Proceeds from borrowings on Term Loan Facility	—	460.0	300.0
Payments of borrowings on Credit Facility	(540.4)	(424.8)	(154.1)
Payments of borrowing on Term Loan Facility	(32.7)	(106.6)	(28.1)
Payment of debt issuance costs	—	(7.4)	(9.5)
Payment for purchase of non-controlling interests	(95.7)	(23.6)	—
Other financing activities, net (3)	(42.6)	(14.6)	(2.8)
Net cash provided by (used in) financing activities	(282.4)	(281.1)	400.1
Effect of exchange rate changes on cash and cash equivalents	1.7	(14.2)	(0.3)
Increase (decrease) in cash and cash equivalents	(20.3)	31.3	(175.2)
Cash and Cash Equivalents, Beginning of Period	208.4	177.1	352.3
Cash and Cash Equivalents, End of Period	$188.1	$208.4	$177.1

Supplemental Disclosure of Cash Flow Information:

Cash Paid for:
Income taxes payment (refund), net	$100.2	$139.8	$12.7
Interest	$213.3	$178.5	$191.8
Noncash Investing and Financing activities:
Fair value of acquired assets	$—	$1.3	$1,447.4
Cash paid for acquired businesses	—	(0.5)	(882.1)
Unpaid purchase price accrued in "Other accrued and current liabilities"	—	—	(6.9)
6,237,087 shares of common stock issued for the acquisition	—	—	(158.9)
Assumed liabilities from acquired businesses including non-controlling interest	$—	$0.8	$399.5

Noncash additions to computer software	$7.9	$15.0	$7.9
Noncash additions to property, plant and equipment	$—	$—	$1.7
(1)Net of the effect of acquisitions, see further details in Note 16.
(2)Related to payment for the purchase of our headquarters office building in Jacksonville, Florida.
(3)Amounts in 2023 primarily related to payments for finance lease liabilities and other long term obligations. See further detail in Note 8. Amounts in 2022 and 2021 primarily related to distributions to non-controlling shareholders.

The accompanying notes are an integral part of the consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions)

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholders' equity (deficit)	Non-controlling interest	Total equity (deficit)
Year ended December 31, 2021
Balance, January 1, 2021	$—	$4,310.2	$(690.1)	$—	$26.2	$(120.3)	$(0.4)	$3,525.6	$58.3	$3,583.9
Net income (loss)	—	—	(71.7)	—	—	—	—	(71.7)	5.8	(65.9)
Shares issued for Bisnode acquisition	—	158.9	—	—	—	—	—	158.9	—	158.9
Equity-based compensation plans	—	31.3	—	(0.3)	—	—	—	31.0	—	31.0
Pension adjustments, net of tax expense of $39.0	—	—	—	—	—	108.4	—	108.4	—	108.4
Change in cumulative translation adjustment, net of tax benefit of $1.6	—	—	—	—	(78.8)	—	—	(78.8)	2.2	(76.6)
Cash flow hedge derivative, net of tax expense of $2.8	—	—	—	—	—	—	7.8	7.8	—	7.8
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(2.2)	(2.2)
Balance, December 31, 2021	$—	$4,500.4	$(761.8)	$(0.3)	$(52.6)	$(11.9)	$7.4	$3,681.2	$64.1	$3,745.3
Year ended December 31, 2022
Balance, January 1, 2022	$—	$4,500.4	$(761.8)	$(0.3)	$(52.6)	$(11.9)	$7.4	$3,681.2	$64.1	$3,745.3
Net income (loss)	—	—	(2.3)	—	—	—	—	(2.3)	6.4	4.1
Purchase of non-controlling interest (1)	—	(73.8)	—	—	—	—	—	(73.8)	(42.4)	(116.2)
Reclassification of cumulative translation adjustment related to the purchase of non-controlling interest	—	—	—	—	(3.8)	—	—	(3.8)	3.8	—
Equity-based compensation plans	—	60.7	—	—	—	—	—	60.7	—	60.7
Dividends declared (2)	—	(43.6)	—	—	—	—	—	(43.6)	—	(43.6)
Pension adjustments, net of tax benefit of $15.7	—	—	—	—	—	(46.2)	—	(46.2)	—	(46.2)
Change in cumulative translation adjustment, net of tax benefit of $9.9	—	—	—	—	(115.9)	—	—	(115.9)	(8.7)	(124.6)
Net investment hedge derivative, net of tax expense of $0.9	—	—	—	—	2.0	—	—	2.0	—	2.0
Cash flow hedge derivative, net of tax expense of $14.6	—	—	—	—	—	—	41.0	41.0	—	41.0
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(14.1)	(14.1)
Balance, December 31, 2022	$—	$4,443.7	$(764.1)	$(0.3)	$(170.3)	$(58.1)	$48.4	$3,499.3	$9.1	$3,508.4

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholders' equity (deficit)	Non-controlling interest	Total equity (deficit)
Year ended December 31, 2023
Balance, January 1, 2023	$—	$4,443.7	$(764.1)	$(0.3)	$(170.3)	$(58.1)	$48.4	$3,499.3	$9.1	$3,508.4
Net income (loss)	—	—	(47.0)	—	—	—	—	(47.0)	3.3	(43.7)
Equity-based compensation plans	—	73.0	—	—	—	—	—	73.0	—	73.0
Dividends declared (2)	—	(87.5)	—	—	—	—	—	(87.5)	—	(87.5)
Pension adjustments, net of tax benefit of $1.8	—	—	—	—	—	(4.1)	—	(4.1)	—	(4.1)
Change in cumulative translation adjustment, net of tax expense of $7.9	—	—	—	—	29.8	—	—	29.8	0.1	29.9
Net investment hedge derivative, net of tax benefit of $4.5	—	—	—	—	(12.5)	—	—	(12.5)	—	(12.5)
Cash flow hedge derivative, net of tax benefit of $11.5	—	—	—	—	—	—	(31.9)	(31.9)	—	(31.9)
Balance, December 31, 2023	$—	$4,429.2	$(811.1)	$(0.3)	$(153.0)	$(62.2)	$16.5	$3,419.1	$12.5	$3,431.6
(1)See Note 17 "Supplemental Financial Data" for further discussion.
(2)See Note 13 "Earnings (Loss) Per Share" for further discussion.

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

The consolidated financial statements include our accounts, as well as those of our subsidiaries and investments in which we have a controlling interest. Investments in companies over which we have significant influence but not a controlling interest are recorded under the equity method of accounting. When events and circumstances warrant, equity investments accounted for under the equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other-than temporary. We elect to account for investments over which we do not have significant influence at cost adjusted for impairment or other changes resulting from observable market data. Market values associated with these investments are not readily available. Our cost investments were not material as of December 31, 2023 and 2022.

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
Reporting Segments
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the United Kingdom and Ireland ("U.K."), Northern Europe (Sweden, Norway, Denmark, Finland, Estonia and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Latvia), Central Europe (Germany, Austria, Switzerland and various other central and eastern European countries) (together as "Europe"), Greater China, India and indirectly through our Worldwide Network alliances ("WWN alliances").
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
We account for one-time termination benefits and contract terminations in accordance with ASC 420-10. We establish a liability for a cost associated with an exit or disposal activity, including severance and other lease costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.
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
Our leases expire over the next seven years, with the majority expiring within two years. Leases may include options to early terminate the lease or renew at the end of the initial term. Generally, these lease terms do not affect the term of the lease because we are not reasonably certain that we will exercise our option.
We use the incremental borrowing rate to determine the present value of the lease payments because the implicit rate is generally not available to a lessee. We determine the incremental borrowing rate based on what the Company would have to pay on a collateralized basis in the currency in which the arrangement is denominated over a similar term as the lease.
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
We apply certain practical expedients allowed by Topic 842. Lease payments for leases with an initial term of 12 months or less are not included in right of use assets or operating lease liabilities. Instead, they are recognized as short term lease operating costs on a straight-line basis over the term. We have also elected not to separate lease and non-lease components for certain equipment leases. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for lease ROU assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Employee Benefit Plans
We provide various defined benefit plans to our employees. We use actuarial assumptions to calculate pension and benefit costs as well as pension assets and liabilities included in the consolidated financial statements. See Note 11.

Legal Contingencies

We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe we have adequate reserves, and such reserves are not material to the consolidated financial statements. In addition, from time to time, we may be involved in additional matters which could become material and for which we may also establish reserve amounts as discussed in Note 9. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

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

We enter into cloud computing arrangements ("CCA") to access third party software without taking possession of the software. We assess development activities required to implement such services and defer certain implementation costs directly related to the hosted software that would be eligible for capitalization for internal-use software projects. Deferred implementation costs related to these service arrangements do not qualify as capitalized software and are required to be expensed over the term of the service arrangement, beginning when the implementation activities, including testing, are substantially completed and the related software is operational for users. We reported $36.9 million and $22.7 million associated with deferred CCA implementation costs as of December 31, 2023 and 2022, respectively, of which $13.7 million and $9.0 million was reported within "Other prepaids" and $23.2 million and $13.7 million was reported within "Other non-current assets" as of December 31, 2023 and 2022, respectively. The associated amortization expense was $6.2 million, $3.4 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
For 2023, 2022 and 2021, we performed qualitative tests for each of our reporting units and the results of our tests indicated that it was not more likely than not that the goodwill in any reporting unit was impaired.
See Note 18 for further detail on goodwill by segment.
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets are primarily related to the Dun & Bradstreet trade name which was recognized in connection with historical merger and acquisition transactions.
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
As a result of the impairment tests performed using quantitative approach, no impairment charges for indefinite-lived intangible assets have been recognized for the years ended December 31, 2023, 2022 and 2021.
Definite-Lived Intangible Assets
Other amortizable intangible assets are recognized in connection with acquisitions. They are amortized over their respective useful life, based on the timing of the benefits derived from each of the intangible assets. Definite-lived intangible assets are also assessed for impairment. Below is a summary of weighted average amortization period for intangible assets for the year ended December 31, 2023.

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
We have currently recorded valuation allowances in certain jurisdictions that we will maintain until it is more likely than not the deferred tax assets will be realized. Our income tax expense recorded in the future may be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance could result in additional income tax expense in such period and could have a significant impact on our future earnings.
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

Stock-Based Compensation

Stock-based compensation expense is determined based on the grant date fair value and recognized over the award's vesting period. For restricted stock and restricted stock units, grant date fair value is based on the closing price of our stock on the date of grant. For stock options with service condition, we estimate the grant date fair value using the Black-Scholes valuation model. For stock options with market condition, we estimate grant date fair value using a Monte Carlo valuation model. We recognize forfeitures and the corresponding reductions in expense as they occur.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
We recognize all such financial instruments on the balance sheet at their fair values, as either assets or liabilities, with an offset to earnings or other comprehensive earnings, depending on whether the derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. As of December 31, 2023 and 2022, certain of our derivative instruments meet hedge accounting criteria and are designated as one of the following on the date it is entered into:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 3 -- Recent Accounting Pronouncements
We consider the applicability and impact of all Accounting Standards Updates (“ASUs”) and applicable authoritative guidance. The ASUs not listed below were assessed and determined to be not applicable.
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

Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280)." The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, beginning after December 15, 2024. We do not expect the adoption of this authoritative guidance to have a material impact on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)", which requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2024. The guidance is to be applied on a prospective basis, though retrospective application is permitted. We do not expect the adoption of this authoritative guidance to have a material impact on our consolidated financial statements.
Note 4 -- Revenue
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2023 is as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
Future revenue	$1,391.2	$706.5	$440.2	$196.4	$154.8	$268.6	$3,157.7

The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Timing of Revenue Recognition

	Year Ended December 31,
	2023	2022	2021
Revenue recognized at a point in time	$972.4	$925.0	$931.8
Revenue recognized over time	1,341.6	1,299.6	1,233.8
Total revenue recognized	$2,314.0	$2,224.6	$2,165.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Contract Balances

	At December 31,
	2023	2022	2021
Accounts receivable, net	$258.0	$271.6	$401.7
Short-term contract assets (1)	$4.3	$6.2	$3.4
Long-term contract assets (2)	$18.0	$5.6	$9.1
Short-term deferred revenue	$590.0	$563.1	$569.4
Long-term deferred revenue (3)	$19.7	$13.9	$13.7
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

The increase in deferred revenue of $32.7 million from December 31, 2022 to December 31, 2023 was primarily due to cash payments received or due in advance of satisfying our performance obligations, largely offset by $507.5 million of revenue recognized that was included in the deferred revenue balance at December 31, 2022.

The decrease in deferred revenue of $6.1 million from December 31, 2021 to December 31, 2022 was primarily due to $496.4 million of revenue recognized that was included in the deferred revenue balance at December 31, 2021, largely offset by cash payments received or due in advance of satisfying our performance obligations.

The increase in contract assets of $10.5 million from December 31, 2022 to December 31, 2023 was primarily due to new contract assets recognized, net of new amounts reclassified to receivables during 2023, partially offset by $11.4 million of contract assets included in the balance at January 1, 2023 that were reclassified to receivable when they became unconditional.

See Note 18 for a schedule providing a further disaggregation of revenue.
Assets Recognized for the Costs to Obtain a Contract
Commission assets, net of accumulated amortization included in deferred costs in the consolidated balance sheet, were $161.7 million and $143.7 million as of December 31, 2023 and December 31, 2022, respectively.
The amortization of commission assets, reported in selling and administrative expenses within the consolidated income statement, was $43.4 million, $37.2 million and $27.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 5 -- Restructuring Charges

We incurred restructuring charges (which generally consist of employee severance and termination costs, and contract terminations). These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
We recorded a restructuring charge of $13.2 million for the year ended December 31, 2023. This charge consists of:
•Severance costs of $10.0 million under ongoing benefit arrangements. Approximately 190 employees were impacted. Most of the employees impacted exited the Company by the end of 2023. The cash payments for these employees will be substantially completed by the end of the first quarter of 2024; and

•Contract termination and other exit costs, including those to consolidate or close facilities of $3.2 million.
We recorded a restructuring charge of $20.5 million for the year ended December 31, 2022. This charge consists of:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
•Severance costs of $14.0 million under ongoing benefit arrangements. Approximately 270 employees were impacted. Most of the employees impacted exited the Company by the end of 2022. The cash payments for these employees were substantially completed by the end of the first quarter of 2023; and

•Contract termination and other exit costs, including write down of right of use assets and costs to consolidate or close facilities of $6.5 million.
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

•Contract termination and other exit costs, including write down of right of use assets and costs to consolidate or close facilities of $6.2 million.

The following table sets forth the restructuring reserves and utilization:

	Severance and termination	Contract termination and other exit costs	Total
Balance remaining as of December 31, 2020	$2.6	$7.1	$9.7
Charge taken during 2021 (1)	18.9	—	18.9
Payments made during 2021	(16.8)	(3.8)	(20.6)
Balance remaining as of December 31, 2021	$4.7	$3.3	$8.0
Charge taken during 2022 (1)	14.0	1.9	15.9
Payments made during 2022	(13.9)	(3.0)	(16.9)
Balance remaining as of December 31, 2022	$4.8	$2.2	$7.0
Charge taken during 2023 (1)	10.0	1.4	11.4
Payments made during 2023	(12.4)	(2.8)	(15.2)
Balance remaining as of December 31, 2023	$2.4	$0.8	$3.2
(1)Balance excludes charges accounted for under Topic 842.
Note 6 -- Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

		At December 31, 2023			At December 31, 2022
	Maturity	Principal amount	Debt issuance costs and discount*	Carrying value	Principal amount	Debt issuance costs and discount*	Carrying value
Debt maturing within one year:
2026 Term loan (1)	February 8, 2026	$28.1	$—	$28.1	$28.1	$—	$28.1
2029 Term loan (1)	January 18, 2029	4.6	—	4.6	4.6	—	4.6
Total short-term debt		$32.7	$—	$32.7	$32.7	$—	$32.7

Debt maturing after one year:
2026 Term loan (1)	February 8, 2026	$2,623.6	$33.0	$2,590.6	$2,651.7	$49.2	$2,602.5
2029 Term loan (1)	January 18, 2029	447.3	5.3	442.0	451.9	6.5	445.4
Revolving facility (1) (2)	September 11, 2025	25.0	—	25.0	50.3	—	50.3
5.000% Senior unsecured notes (1)	December 15, 2029	460.0	5.1	454.9	460.0	6.0	454.0
Total long-term debt		$3,555.9	$43.4	$3,512.5	$3,613.9	$61.7	$3,552.2
Total debt		$3,588.6	$43.4	$3,545.2	$3,646.6	$61.7	$3,584.9
*Initial debt issuance costs were recorded as a reduction of the carrying amount of the debt and amortized over the contractual term of the debt. Balances represent the unamortized portion of debt issuance costs and discounts.

(1) The 5.000% Senior Unsecured Notes and the Senior Secured Credit Facilities contain certain covenants that limit our ability to incur additional indebtedness and guarantee indebtedness, create liens, engage in mergers or acquisitions, sell, transfer or otherwise dispose of assets, pay dividends and distributions or repurchase capital stock, prepay certain indebtedness and make investments, loans and advances. We were in compliance with these non-financial covenants at December 31, 2023 and December 31, 2022.
(2) The Revolving Facility contains a springing financial covenant requiring compliance with a maximum ratio of first lien net indebtedness to consolidated EBITDA of 6.75. The financial covenant applies only if the aggregate principal amount of borrowings under the Revolving Facility and certain outstanding letters of credit exceeds 35% of the total amount of commitments under the Revolving Facility on the last day of any fiscal quarter. The financial covenant did not apply at December 31, 2023 and December 31, 2022.

Senior Secured Credit Facilities
On February 8, 2019, the Company entered into a credit agreement governing its Senior Secured Credit Facilities (the "Senior Secured Credit Facilities"). Subsequently, the credit agreement has been amended several times. Currently, the Senior Secured Credit Facilities consist of a senior secured term loan facility and a senior secured revolving credit facility. Our senior secured term loan facility includes a senior secured term loan with a maturity date of February 8, 2026 ("2026 Term Loan"), and a senior secured term loan with a maturity date of January 18, 2029 ("2029 Term Loan"). Our senior secured revolving credit facility has a maturity date of September 11, 2025.
Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin over a Secured Overnight Financing Rate ("SOFR") or LIBOR for the interest period relevant to such borrowing, subject to interest rate floors, and secured by substantially all of the Company’s assets.
On January 18, 2022, we amended our credit agreement dated February 8, 2019, specifically related to the Term Loan Facility, to establish Incremental Term Loans, or the 2029 Term Loan, in an aggregate principal amount of $460 million with a maturity date of January 18, 2029. Initial debt issuance costs of $7.4 million related to the 2029 Term Loan were recorded as a reduction of the carrying amount of the term loan and is amortized over its contractual term. We used the proceeds from the 2029 Term Loans to redeem our then-outstanding 6.875% Senior Secured Notes. As a result of the redemption, we recorded a loss on debt extinguishment of $23.0 million as the difference between the settlement payments of $436.3 million and the carrying amount of the debt of $413.3 million, including unamortized debt issuance costs of $6.7 million. The loss was recorded within "Non-operating income (expense)-net" for the year ended December 31, 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
On July 25, 2023, we amended our credit agreement dated February 8, 2019, specifically related to the 2026 Term Loan, to reduce the applicable margin by 0.25% overall, resulting in a margin spread of SOFR plus 3.00% per annum.
On July 31, 2023, the applicable margin for our term loan debt, including the 2026 Term Loan and the 2029 Term Loan, was reduced by 0.25% in connection with the upgrade of our corporate family credit rating.
Other details of the Senior Secured Credit Facilities:
•For the 2029 Term Loan, beginning June 30, 2022, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on January 18, 2029. The 2029 Term Loan bears interest at a rate per annum equal to 300 and 325 basis points over a SOFR rate for the interest period at December 31, 2023 and December 31, 2022, respectively. The interest rates associated with the outstanding balance of the 2029 Term Loan at December 31, 2023 and December 31, 2022 were 8.355% and 7.573%, respectively.

•For the 2026 Term Loan, beginning June 30, 2020, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026. The 2026 Term Loan bears interest at a rate per annum equal to 285 basis points over a SOFR rate, inclusive of the SOFR credit spread adjustment, at December 31, 2023 and 325 basis points over the LIBOR rate at December 31, 2022. The interest rates associated with the outstanding balances of the 2026 Term Loan at December 31, 2023 and December 31, 2022 were 8.205% and 7.639%, respectively.

• Borrowings under the Revolving Facility bear interest at a rate per annum equal to 310 basis points over a SOFR rate, inclusive of the SOFR credit spread adjustment, at December 31, 2023, and 300 basis points over the LIBOR rate at December 31, 2022. The aggregate amount available under the Revolving Facility is $850 million. The available borrowings under the Revolving Facility at December 31, 2023 and December 31, 2022 were $825 million and $799.7 million, respectively. The interest rates associated with the outstanding balances of the Revolving Facility at December 31, 2023 and December 31, 2022 were 8.462% and 7.574%, respectively. Initial debt issuance costs related to the Revolving Facility were included in "Other non-current assets" on the consolidated balance sheet and are amortized over the term of the Revolving Facility.

Senior Notes

5.000% Senior unsecured notes

On December 20, 2021, we issued $460 million in aggregate principal amount of 5.000% Senior Unsecured Notes due December 15, 2029. The proceeds from the issuance of Senior Unsecured Notes and cash on hand were used to fund the full redemption of the then-existing $450 million in aggregate principal amount of our 10.250% Senior Unsecured Notes due 2027, inclusive of an early redemption premium of $29.5 million, accrued interest and other fees and expenses. As a result of the redemption, we recorded a loss on debt extinguishment of $42.0 million within “Non-operating income (expense)-net” for the year ended December 31, 2021. Initial debt issuance costs of $6.9 million related to the 5.000% Senior Unsecured Notes were recorded as a reduction of the carrying amount of the notes and is amortized over the contractual term of the notes.

The table below sets forth the scheduled maturities and interest payments for our total debt outstanding as of December 31, 2023, adjusted for the changes to our term loans on January 29, 2024 (see Note 21):

	2024	2025	2026	2027	2028	Thereafter	Total
Debt principal outstanding as of December 31, 2023	$23.3	$31.0	$31.0	$31.0	$31.1	$3,441.2	$3,588.6
Interest associated with debt outstanding as of December 31, 2023	276.3	273.7	271.2	268.7	266.1	34.6	1,390.6
Total debt and interest	$299.6	$304.7	$302.2	$299.7	$297.2	$3,475.8	$4,979.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $10.2 million at December 31, 2023 and $11.8 million at December 31, 2022.
We entered into interest rate swaps and cross currency interest rate swaps, with various maturity dates, in order to manage the impact of interest rate changes. As of December 31, 2023, we had interest rate swap contracts and cross-currency interest rate contracts with an aggregate notional amount of $2,750 million and $375 million, respectively. As of December 31, 2022, we had interest rate swap contracts and cross-currency interest rate contracts with an aggregate notional amount of $1,250 million and $375 million, respectively. See Note 14 for more detailed discussion.

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

The Company derecognized accounts receivable of $872.6 million and $491.7 million for the years ended December 31, 2023 and 2022, respectively. The Company collected $872.6 million and $491.7 million of accounts receivable sold under this agreement during the years ended December 31, 2023 and 2022, respectively. Unsold accounts receivable of $112.0 million and $123.5 million were pledged by the SPE as collateral to the Purchaser as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, recourse liability related to the receivables sold that has not been collected was immaterial.

Fees incurred for the facility, including fees for administrative responsibilities were $12.4 million and $3.8 million for the years ended December 31, 2023 and 2022, respectively, and were reflected within "Non-operating income (expense) – net” in the consolidated statements of operations and comprehensive income (loss).

Cash activity related to the facility is reflected in "Net cash provided by operating activities" in the consolidated statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Note 8 — Leases

The right of use assets and lease liabilities related to operating leases included in our balance sheet are as follows:

	December 31, 2023	December 31, 2022
Right of use assets included in other non-current assets	$43.1	$53.1
Short-term operating lease liabilities included in other accrued and current liabilities	$15.0	$17.7
Long-term operating lease liabilities included in other non-current liabilities	33.8	43.9
Total operating lease liabilities	$48.8	$61.6
We recognized $4.5 million and $5.9 million for both right of use assets and lease liabilities related to new operating leases for the years ended December 31, 2023 and 2022, respectively.
The operating lease cost, supplemental cash flow and other information, and maturity analysis for leases is as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease costs	$16.1	$21.4	$28.1
Variable lease costs	8.0	5.8	5.1
Short-term lease costs	1.0	1.3	1.6
Sublease income	(3.1)	(3.4)	(2.4)
Total lease costs	$22.0	$25.1	$32.4
We recorded an impairment charge of $2.6 million and $1.9 million for the years ended December 31, 2022 and 2021, respectively, primarily as a result of our decision to consolidate office facilities in the United States and certain international markets.
Cash paid for operating leases is included in operating cash flows and was $21.5 million, $30.2 million and $36.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
We entered into three-year equipment finance lease agreements and recognized $16.3 million and $4.1 million right of use assets during the years ended December 31, 2023 and 2022, respectively, which were reported within "Property, plant and equipment" and depreciated on a straight-line basis over the lease term. We recognized short-term lease liabilities of $1.9 million and $4.1 million within "Other accrued and current liabilities" for the years ended December 31, 2023 and 2022, respectively, and long-term lease liabilities of $3.6 million within "Other Non-Current Liabilities" for the year ended December 31, 2023. Total payments of $14.9 million were made in 2023 for these equipment finance leases and included in financing cash flows. Remaining finance leases related to leased vehicles as of December 2023 and 2022 were immaterial.
The maturity analysis for operating lease liabilities is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

December 31, 2023
2024	$17.3
2025	15.2
2026	11.6
2027	6.1
2028	2.7
Thereafter	1.1
Undiscounted cash flows	54.0
Less imputed interest	5.2
Total operating lease liabilities	$48.8

Other supplemental information on remaining lease term and discount rate is as follows:

	December 31,
	2023	2022
Weighted average remaining lease term (in years)	3.6	4.1
Weighted average discount rate	5.5%	5.1%

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

Batis v. Dun & Bradstreet Holdings, Inc., No. 4:22-cv-01924-AGT (N.D.Cal.)

On March 25, 2022, Plaintiff Odette R. Batis filed a Class Action Complaint against the Company, alleging that the Company used the purported class members’ names and personas to promote paid subscriptions to the Company’s Hoovers product website without consent, in violation of the California right of publicity statute, California common law prohibiting misappropriation of a name or likeness and California’s Unfair Competition Law. On June 30, 2022, the Company filed a motion to dismiss the Complaint pursuant to California’s anti-SLAPP statute. On February 10, 2023, the District Court denied the motion to dismiss. The decision was subject to an automatic right of appeal, and the Company has appealed the matter to the Ninth Circuit. On January 18, 2024, the Ninth Circuit affirmed the district court’s determination that the anti-SLAPP statute does not apply. On February 1, 2024, D&B filed a petition for rehearing or rehearing en banc seeking to vacate the Ninth Circuit ruling. Subsequently, on February 15, 2024, the Ninth Circuit issued an order stating that the petition will be held in abeyance pending the resolution of en banc rehearing of another similar case pending before the Ninth Circuit, Martinez v. ZoomInfo Technologies, Inc.

In accordance with ASC 450 Contingencies, as the Company is continuing to investigate the claims and is still evaluating defenses, we therefore have no basis to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.

Note 10 -- Income Taxes

Income (loss) before provision for income taxes consisted of:

	Year Ended December 31,
	2023	2022	2021
U.S.	$(360.7)	$(266.6)	$(266.0)
Non-U.S	279.6	239.4	220.8
Income (loss) before provision for income taxes and equity in net income of affiliates	$(81.1)	$(27.2)	$(45.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Year Ended December 31,
	2023	2022	2021
Current tax provision:
U.S. Federal	$29.2	$62.8	$56.9
State and local	10.1	11.8	13.8
Non-U.S.	58.4	49.3	40.1
Total current tax provision	$97.7	$123.9	$110.8
Deferred tax provision:
U.S. Federal	$(99.9)	$(94.1)	$(92.6)
State and local	(14.9)	(42.8)	15.1
Non-U.S.	(17.1)	(15.8)	(9.9)
Total deferred tax provision	$(131.9)	$(152.7)	$(87.4)
Provision (benefit) for income taxes	$(34.2)	$(28.8)	$23.4

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes:

	Year Ended December 31,
	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. Federal tax benefits (1)	8.5	123.2	(58.0)
Nondeductible charges (2)	(13.5)	(34.0)	(5.3)
U.S. taxes on foreign income	(5.2)	(11.3)	(9.5)
Non-U.S. taxes (3)	25.6	65.7	23.2
Valuation allowance	(1.0)	(2.4)	(2.9)
Interest	(1.0)	(0.5)	0.5
Tax credits and deductions	21.9	32.6	30.4
Tax contingencies related to uncertain tax positions	1.7	(4.4)	0.7
GILTI tax (4)	(18.1)	(80.9)	(51.6)
Other	2.3	(3.0)	(0.3)
Effective tax rate	42.2%	106.0%	(51.8)%
(1)Primarily related to the impact of state apportionment changes in each year. The impact for 2021 also reflects the state apportionment changes to our net U.S. deferred taxes as a result of the relocation of our corporate headquarters.
(2)The impact for 2023, 2022 and 2021 reflects non-deductible compensation costs.
(3)For the year ended December 31, 2023, the impact was primarily due to higher non-U.S. pre-tax income. For the year ended December 31, 2022, the impact was primarily the effect of lower consolidated pre-tax loss, compared to the prior year.
(4)Primarily due to a reduction to the Global intangible low-taxed income ("GILTI") inclusion in the U.S. due to an election allowing for the exclusion of certain income.
Income taxes paid were $101.8 million, $143.8 million and $81.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Income taxes refunded were $1.6 million, $4.0 million and $69.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Deferred tax assets (liabilities) are comprised of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	December 31,
	2023	2022
Deferred tax assets:
Operating losses	$69.7	$62.3
Interest expense carryforward	183.3	153.5
Bad debts	6.5	5.1
Accrued expenses	12.9	9.5
Capital loss and credit carryforwards	13.6	15.4
Pension and postretirement benefits	28.5	33.9
Foreign exchange	1.9	9.0
ASC 842 - Lease liability	10.2	16.0
Equity Compensation	11.6	10.5
Other	5.4	9.3
Total deferred tax assets	$343.6	$324.5
Valuation allowance	(39.2)	(37.0)
Net deferred tax assets	$304.4	$287.5
Deferred tax liabilities:
Intangibles	$(1,109.0)	$(1,230.8)
Commission Assets	(39.2)	(35.6)
Fixed assets	(14.7)	(12.5)
ASC 842 - ROU asset	(9.8)	(15.1)
Other	(1.8)	(1.2)
Total deferred tax liabilities	$(1,174.5)	$(1,295.2)
Net deferred tax (liabilities) assets	$(870.1)	$(1,007.7)
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
We have federal, state and local, and foreign tax loss carryforwards, the tax effect of which was $69.7 million as of December 31, 2023. Of the $69.7 million, $50.5 million have an indefinite carry-forward period with the remainder of $19.2 million expiring at various times between 2024 and 2043. Additionally, we have non-U.S. capital loss carryforwards. The associated tax effect was $12.6 million and $11.9 million as of December 31, 2023 and 2022, respectively.
We have established valuation allowances against certain U.S. state and non-U.S. net operating losses and capital loss carryforwards in the amounts of $39.2 million and $36.5 million as of December 31, 2023 and 2022, respectively. In our opinion, certain U.S. state and non-U.S. net operating losses and capital loss carryforwards are more likely than not to expire before we can utilize them.
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
The following is a reconciliation of the gross unrecognized tax benefits:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Gross unrecognized tax benefits as of December 31, 2020	$18.9
Additions for current year’s tax positions	0.5
Increase in prior years’ tax positions	0.6
Settlements with taxing authority	(0.4)
Reduction due to expired statute of limitations (1)	(1.0)
Gross unrecognized tax benefits as of December 31, 2021	$18.6
Additions for current year’s tax positions	1.0
Increase in prior years’ tax positions	0.4
Settlements with taxing authority	(0.3)
Reduction due to expired statute of limitations (2)	(0.8)
Gross unrecognized tax benefits as of December 31, 2022	$18.9
Additions for current year’s tax positions	0.5
Increase in prior years’ tax positions	0.2
Reduction due to expired statute of limitations (3)	(2.2)
Gross unrecognized tax benefits as of December 31, 2023	$17.4

(1)The decrease was primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2017 tax year.
(2)The decrease was primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2018 tax year.
(3)The decrease was primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2019 tax year.

The amount of gross unrecognized tax benefits of $17.4 million that, if recognized, would impact the effective tax rate is $16.7 million, net of tax benefits.
We recognize accrued interest expense related to unrecognized tax benefits in the Provision (Benefit) for Income Taxes line in the consolidated statement of operations and comprehensive income (loss). The total amount of interest expense, net of tax benefits, recognized for the years ended December 31, 2023, 2022 and 2021 was $1.5 million $0.8 million and $0.8 million, respectively. The total amount of accrued interest, net of tax benefits, as of December 31, 2023 and 2022 was $3.1 million and $1.8 million, respectively.
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
Effective June 30, 2007, we amended the U.S. Qualified Plan. Any pension benefit that had been accrued through such date under the plan was “frozen” at its then current value and no additional benefits, other than interest on such amounts, is accrued under the U.S. Qualified Plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Benefit Obligation and Plan Assets
The following table sets forth the changes in our benefit obligations and plan assets for our pension and postretirement plans. The table also presents the line items in the consolidated balance sheet where the related assets and liabilities are recorded:

	Pension plans		Postretirement benefit obligations
	Year Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$(1,400.4)	$(1,832.4)	$(1.0)	$(1.3)
Service cost	(1.6)	(3.0)	—	—
Interest cost	(64.6)	(35.2)	—	—
Benefits paid	93.2	91.2	0.2	0.2
Plan amendment	0.5	0.2	—	—
Settlement	0.1	8.4	—	—
Plan participants' contributions	(0.9)	(0.9)	—	—
Actuarial (loss) gain	(28.9)	337.3	—	0.1
Effect of changes in foreign currency exchange rates	(14.9)	34.0	—	—
Benefit obligation at end of year	$(1,417.5)	$(1,400.4)	$(0.8)	$(1.0)
Change in plan assets:
Fair value of plan assets at beginning of year	$1,250.2	$1,696.4	$—	$—
Actual return on plan assets	106.2	(323.8)	—	—
Employer contributions	6.7	7.0	0.2	0.2
Plan participants' contributions	0.9	0.9	—	—
Benefits paid	(93.2)	(91.2)	(0.2)	(0.2)
Settlement	(0.1)	(8.4)	—	—
Effect of changes in foreign currency exchange rates	12.0	(30.7)	—	—
Fair value of plan assets at end of year	$1,282.7	$1,250.2	$—	$—
Net funded status of plan	$(134.8)	$(150.2)	$(0.8)	$(1.0)

	Pension plans		Postretirement benefit obligations
	December 31,		December 31,
	2023	2022	2023	2022
Amounts recorded in the consolidated balance sheets:
Prepaid pension assets (1)	$5.6	$4.0	$—	$—
Short-term pension and postretirement benefits (2)	(1.4)	(1.4)	(0.1)	(0.2)
Long-term pension and postretirement benefits (3)	(139.0)	(152.8)	(0.7)	(0.8)
Net amount recognized	$(134.8)	$(150.2)	$(0.8)	$(1.0)
Accumulated benefit obligation	$1,410.9	$1,393.4	N/A	N/A
Amount recognized in accumulated other comprehensive loss consists of:
Actuarial loss (gain)	$82.3	$76.3	$(0.1)	$(0.1)
Prior service cost (credit)	(0.6)	(0.1)	(1.3)	(1.7)
Total amount recognized - pretax	$81.7	$76.2	$(1.4)	$(1.8)

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
In addition, we provide retirement benefits to certain former executives. At December 31, 2023 and 2022, the associated obligations were $4.5 million and $5.1 million, respectively, of which $4.1 million and $4.5 million, respectively, were also reflected within "Long-term pension and postretirement benefits."
The actuarial gain or loss, to the extent it exceeds the greater of 10% of the projected benefit obligation or market-related value of plan assets, will be amortized into expense each year on a straight-line and plan-by-plan basis, over the remaining expected future working lifetime of active participants or the average remaining life expectancy of the participants if all or almost all of the plan participants are inactive. Currently, the amortization period for the U.S. Qualified Plan is 20 years, and four to 31 years for the non-U.S. plans. For our U.S. Qualified Plan and for certain of our non-U.S. plans, the amortization periods are the average life expectancy of all plan participants. This is as a result of almost all plan participants being deemed inactive.
For the year ended December 31, 2023, significant changes in the pension projected benefit obligation include an actuarial loss of $28.9 million of which approximately $33 million and $6 million was attributable to the change in discount rates and actuarial experience losses, respectively, partially offset by a gain of approximately $5 million due to the updates to the annuity conversion assumptions for cash balance accounts for our U.S. plan and approximately $5 million primarily related to mortality assumptions.
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
Underfunded or Unfunded Accumulated Benefit Obligations
At December 31, 2023 and December 31, 2022, our underfunded or unfunded accumulated benefit obligation and the related projected benefit obligation were as follows:

	December 31,
	2023	2022
Accumulated benefit obligation	$1,391.7	$1,375.3
Fair value of plan assets	1,257.9	1,227.5
Unfunded accumulated benefit obligation	$133.8	$147.8
Projected benefit obligation	$1,398.2	$1,381.7
The underfunded or unfunded accumulated benefit obligations at December 31, 2023 consisted of $67.7 million and $66.1 million related to our U.S. Qualified Plan and non-U.S. defined benefit plans, respectively.
The underfunded or unfunded accumulated benefit obligations at December 31, 2022 consisted of $99.0 million and $48.8 million related to our U.S. Qualified Plan and non-U.S. defined benefit plans, respectively.
The decrease of $14.0 million for the underfunded or unfunded accumulated benefit obligations at December 31, 2023 was primarily due to higher plan assets at December 31, 2023.
Net Periodic Pension Cost
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Pension plans			Postretirement benefit obligations
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Components of net periodic cost (income):
Service cost	$1.6	$3.0	$5.2	$—	$—	$—
Interest cost	64.6	35.2	27.4	—	—	—
Expected return on plan assets	(80.1)	(79.2)	(83.0)	—	—	—
Amortization of prior service cost (credit)	—	—	—	(0.4)	(0.4)	(0.4)
Amortization of actuarial loss (gain)	(2.4)	0.1	2.3	—	—	—
Net periodic cost (income)	$(16.3)	$(40.9)	$(48.1)	$(0.4)	$(0.4)	$(0.4)

We also incurred settlement charges of $2.1 million for the year ended December 31, 2022.
The following table sets forth other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss):

	Pension plans			Postretirement benefit obligations
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial (loss) gain arising during the year, before tax benefit (expense) of $1.1, $15.6 and $(38.3) for the years ended December 31, 2023, 2022 and 2021, respectively.	$(3.6)	$(61.9)	$145.1	$—	$0.2	$0.1
Prior service credit (cost) arising during the year, before tax benefit (expense) of $(0.2), less than $0.1 and $(0.1) for the years ended December 31, 2023, 2022 and 2021, respectively	$0.5	$0.2	$0.3	$—	$(0.1)	$—
Less:
Amortization of actuarial (loss) gain, before tax benefit (expense) of $(0.7), less than $0.1 and $0.6 for the years ended December 31, 2023, 2022 and 2021, respectively.	$2.4	$(0.1)	$(2.3)	$—	$—	$—
Amortization of prior service (cost) credit, before tax benefit (expense) of $(0.1), $(0.1) and less than $(0.1) for the years ended December 31, 2023, 2022 and 2021, respectively.	$—	$—	$—	$0.4	$0.4	$0.4
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
Assumptions
The following table sets forth the significant weighted-average assumptions we used to determine the projected benefit obligation and the periodic benefit cost:

	Pension plans			Postretirement benefit obligations
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Discount rate for determining projected benefit obligation at December 31	4.57%	4.83%	2.38%	4.81%	4.70%	1.80%
Discount rate in effect for determining service cost	3.82%	1.64%	1.89%	N/A	N/A	N/A
Discount rate in effect for determining interest cost	4.76%	2.05%	1.47%	4.71%	2.00%	1.20%
Weighted average expected long-term return on plan assets	5.60%	5.32%	5.70%	N/A	N/A	N/A
Rate of compensation increase for determining projected benefit obligation at December 31	2.87%	2.89%	2.88%	N/A	N/A	N/A
Rate of compensation increase for determining net pension cost	2.97%	2.81%	3.04%	N/A	N/A	N/A
Interest credit rates for cash balance (1)	4.45% / 4.02%	4.45% / 3.94%	4.45% / 3.00%	N/A	N/A	N/A
(1)For our U.S. Qualified plan, interest for benefits accrued prior to January 1, 1997 is based on 30-year Treasury yield with a guaranteed minimum rate of 3.00% for accruals prior to January 1, 1997 and 4.45% for accruals after January 1, 1997. The resulting assumed interest rate for accruals prior to January 1, 1997 is 4.02% for December 31, 2023, 3.94% for December 31, 2022 and 3.00% for December 31, 2021. The resulting assumed interest rate for accruals after January 1, 1997 is 4.45%.

The expected long-term rate of return assumption was 5.40%, 5.50% and 6.00% for 2023, 2022 and 2021, respectively, for the U.S. Qualified Plan, our principal pension plan. This assumption is based on the plan’s target asset allocation. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.
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
For the mortality assumption we used PRI 2012 mortality table (“PRI-2012”) for our U.S. plans at December 31, 2023 and 2022, together with mortality improvement projection scales MP-2021. The mortality improvement projection scale was adjusted for COVID-19 factors for the remeasurement as of December 31, 2023 and 2022.

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
The U.S. Qualified Plan has an additional unfunded commitment of $0.1 million to the Venture Capital Fund at December 31, 2022, and $21.3 million and $24.8 million to the Aon Private Credit Opportunities Fund I, Aon Private Credit Opportunities Fund II and Aon Opportunistic Credit Fund at December 31, 2023 and 2022, respectively.
There were no transfers among the levels of the fair value hierarchy during the years ended December 31, 2023 and 2022.
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
The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2023:

Asset category	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Total
Short-term investment funds	$23.4	$—	$—	$23.4
Aon Collective Investment Trust Funds:
Equity funds	$222.3	$—	$—	$222.3
Fixed income funds	622.7	—	—	622.7
Real estate funds	3.3	—	—	3.3
Total Aon Collective Investment Trust Funds	$848.3	$—	$—	$848.3
Total	$871.7	$—	$—	$871.7
Other Investments Measured at Net Asset Value
Aon Collective Investment Trust Funds				$92.4
Aon Alternative Investment Funds:
Fixed income funds				$76.3
Venture Capital Fund				6.6
Other Non-U.S. commingled equity and fixed income				235.7
Total other investments measured at net asset value				$318.6
Total investments at fair value				$1,282.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2022:

Asset category	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Total
Short-term investment funds	$9.1	$—	$—	$9.1
Aon Collective Investment Trust Funds:
Equity funds	$192.6	$—	$—	$192.6
Fixed income funds	591.0	—	—	591.0
Real estate funds	3.0	—	—	3.0
Total Aon Collective Investment Trust Funds	$786.6	$—	$—	$786.6
Total	$795.7	$—	$—	$795.7
Other Investments Measured at Net Asset Value
Aon Collective Investment Trust Funds				$123.4
Aon Alternative Investment Funds:
Fixed income funds				$99.8
Venture Capital Fund				7.0
Other Non-U.S. commingled equity and fixed income				224.3
Total other investments measured at net asset value				$331.1
Total investments at fair value				$1,250.2

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
The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans:

	Asset allocations		Target asset allocations
	December 31,		December 31,
	2023	2022	2023	2022
Return-seeking assets	36%	43%	37%	37%
Liability-hedging assets	64%	57%	63%	63%
Total	100%	100%	100%	100%

Contributions and Benefit Payments
We expect to contribute $6.7 million to our non-U.S. pension plans and $0.2 million to our postretirement benefit plan in 2024. We did not make a contribution in 2023 and are not required to make a contribution to the U.S. Qualified Plan in 2024 for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
the 2023 plan year based on the minimum funding requirements as defined in the Pension Protection Act of 2006 as amended. Final funding requirements for 2023 will be determined based on our January 2024 funding actuarial valuation.
The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2033. Actual benefit payments may differ from expected benefit payments. These amounts are net of expected plan participant contributions:

	Pension plans	Postretirement benefit plans
2024	$96.0	$0.2
2025	$98.0	$0.2
2026	$99.4	$0.1
2027	$101.3	$0.1
2028	$102.5	$0.1
2029 - 2033	$506.9	$0.1
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
We had expense associated with our 401(k) Plan of $10.6 million, $10.7 million and $11.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 12 -- Stock Based Compensation
Under the Dun & Bradstreet 2020 Omnibus Incentive Plan (the "Plan"), we are authorized to issue up to 40,000,000 shares of the Company’s common stock in the form of stock-based awards, such as, but not limited to, restricted stock, restricted stock units and stock options. As of December 31, 2023, a total of 17,762,314 shares of our common stock were available for future grants under the Plan.
The following table sets forth the components of our stock-based compensation and expected tax benefit related to the plans in effect during the respective year:

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation expense:
Restricted stock and restricted stock units (1)	$69.6	$53.7	$18.7
Stock options	13.8	9.9	3.0
Incentive units (2)	—	2.4	11.6
Total compensation expense	$83.4	$66.0	$33.3

Expected tax benefit:
Restricted stock and restricted stock units	$6.8	$6.8	$3.4
Stock options	0.6	0.5	0.2
Total compensation expense	$7.4	$7.3	$3.6
(1)Higher expense for restricted stock and restricted stock units in 2023 and 2022 compared to the respective prior year was primarily due to the additions of grants and the expense recognition associated with accelerated shares.
(2)Related to stock-based awards granted prior to the IPO.
Stock Options

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

The following weighted average assumptions were used for options granted:

	Year Ended December 31,
	2023	2022	2021
Expected dividend yield (1)	N/A	1.29%	N/A
Expected stock price volatility (2)	N/A	33%	N/A
Risk-free interest rate (3)	N/A	2.77%	N/A
Expected life of options (in years) (4)	N/A	4.5	N/A
Weighted average grant date fair value	N/A	$5.42	N/A
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
(4)For the 2022 grants, the expected term was based on the midpoint between the time of hurdle achievement and the expiration date.

The following table summarizes the stock options activity for the year ended December 31, 2023:

	Stock options
	Number of options	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Balances, January 1, 2023	11,094,868	$19.29	6.8	$—
Granted	—	$—
Forfeited	(229,000)	$18.56
Exercised	—	$—
Balances, December 31, 2023	10,865,868	$19.31	5.7	$—

Expected to vest as of December 31, 2023	4,785,868	$15.89	8.5	$—
Exercisable as of December 31, 2023	6,080,000	$22.00	3.5	$—

There were 4,914,868 stock options granted during 2022. As of December 31, 2023, total unrecognized compensation cost related to stock options was $7.2 million, which was expected to be recognized over a weighted average period of 1.7 years.

No stock option were exercised for the years ended December 31, 2023, 2022 and 2021.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock units are valued on the award grant date at the closing market price of our stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
The following table summarizes the restricted stock and restricted stock units activity for the year ended December 31, 2023:

	Restricted stock and Restricted stock units
	Number of shares	Weighted-average grant date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2023	7,007,683	$17.28	1.2	$85.9
Granted	5,000,399	$11.27
Forfeited	(603,594)	$15.37
Vested	(2,721,965)	$17.59
Balances, December 31, 2023	8,682,523	$13.78	1.0	$101.6

The weighted average grant date fair value per share of restricted stock and restricted stock units granted for the years ended December 31, 2022 and 2021 were $16.18 and $21.37, respectively. As of December 31, 2023, total unrecognized compensation cost related to non-vested restricted stock and restricted stock units were $50.0 million, which are expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information relating to the vesting of restricted stock and restricted stock units:

	Year ended December 31,
	2023	2022	2021
Fair value of shares vested	$30.9	$15.8	$6.8
Tax benefit realized upon vesting	$3.7	$2.4	$0.9

Employee Stock Purchase Plan ("ESPP")
Under the Dun & Bradstreet Holdings, Inc. Employee Stock Purchase Plan, eligible employees are allowed to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. The Company contributes varying matching amounts to employees, as specified in the plan document, after a one year holding period. We recorded the associated expense of $2.2 million, $2.9 million and $4.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(47.0)	$(2.3)	$(71.7)

Weighted average number of shares outstanding-basic	430,495,779	429,106,164	428,666,791
Weighted average number of shares outstanding-diluted (1)	430,495,779	429,106,164	428,666,791

Earnings (loss) per share of common stock:
Basic	$(0.11)	$(0.01)	$(0.17)
Diluted	$(0.11)	$(0.01)	$(0.17)
(1)The weighted average number of shares outstanding used in the computation of diluted earnings per share excludes the effect of potentially issuable common shares totaling 11,681,260 shares, 9,618,019 shares and 1,092,148 shares for the years ended December 31, 2023, 2022 and 2021, respectively. These potentially issuable common shares were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.
Below is a reconciliation of our common stock issued and outstanding:

	Common Shares	Treasury Shares (1)	Common Shares Outstanding
Shares as of December 31, 2020	423,418,131	(465,903)	422,952,228
Shares issued for the year ended December 31, 2021	9,177,810	260,357	9,438,167
Shares forfeited for the year ended December 31, 2021	(524,942)	(667,671)	(1,192,613)
Shares as of December 31, 2021	432,070,999	(873,217)	431,197,782
Shares issued for the year ended December 31, 2022	5,335,911	N/A	5,335,911
Shares forfeited for the year ended December 31, 2022 (2)	(802,463)	(13,703)	(816,166)
Shares as of December 31, 2022	436,604,447	(886,920)	435,717,527
Shares issued for the year ended December 31, 2023	4,507,883	N/A	4,507,883
Shares forfeited for the year ended December 31, 2023 (2)	(1,377,074)	N/A	(1,377,074)
Shares as of December 31, 2023	439,735,256	(886,920)	438,848,336
(1)Primarily related to the forfeiture of unvested incentive units granted prior to the IPO.
(2)Includes shares surrendered related to payroll tax withheld for the vested restricted shares.

The following dividends were declared by our Board of Directors and subsequently paid during the years ended December 31, 2023 and December 31, 2022:

	Dividends Per Share
	Year ended December 31,
	2023		2022 (1)
	Declared	Paid	Declared	Paid
First Quarter	$0.05	$0.05	$—	$—
Second Quarter	0.05	0.05	—	—
Third Quarter	0.05	0.05	0.05	0.05
Fourth Quarter	0.05	0.05	0.05	0.05
Total	$0.20	$0.20	$0.10	$0.10
(1)Starting July 28, 2022, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock.
On February 8, 2024, the Board of Directors approved the declaration of a quarterly dividend of $0.05 per share of common stock, payable on March 21, 2024 to shareholders of record at the close of business on March 7, 2024. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.
Dividends accrued for restricted shares are contingent and payable upon vesting of the underlying restricted shares.
Note 14 -- Financial Instruments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
The Company is exposed to global market risks, including risks from changes in foreign exchange rates and changes in interest rates. Accordingly, we use derivatives to manage the aforementioned financial exposures that occur in the normal course of business. We do not use derivatives for trading or speculative purposes. By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2023 and 2022, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures and by selection of reputable counterparties. Collateral is generally not required for these types of investments. See Note 2 for our financial instrument accounting policy.
Our trade receivables do not represent a significant concentration of credit risk at December 31, 2023 and 2022, because we sell to a large number of clients in different geographical locations and industries.
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
On March 30, 2021, the Company entered into three-year interest rate swaps with an aggregate notional amount of $1,000 million, effective March 29, 2021 through March 27, 2024 ("2024 interest rate swaps"). For these swaps, the Company pays a fixed rate of 0.467% and receives the one-month LIBOR rate. Effective August 28, 2023, we amended these agreements. The amendments extend the maturity date to March 27, 2025. Under the amended agreements, the Company pays a fixed rate of 3.214% and receives the one-month SOFR rate. As a result of the amendment, the 2024 interest rate swaps were de-designated and the unrealized gain of $29.0 million included within accumulated other comprehensive income (loss) was frozen and will be systematically reclassified to earnings as a reduction to interest expense over the original term of the 2024 interest rate swaps. Additionally, the amended swaps had an aggregate fair value of $29.0 million at inception and will be ratably recorded to accumulated other comprehensive income (loss) and reclassified to earnings as an increase to interest expense over the term of the amended interest rate swaps. At the inception of the amended interest rate swaps, we performed quantitative effectiveness assessment and determined that the swaps qualified for cash flow hedge accounting. Changes in the fair value of the hedging instruments are recorded in OCI, net of tax, and reclassified to earnings in the same line item associated with the hedged item when the hedged item impacts earnings. Additionally, we will perform quantitative tests to assess hedging effectiveness over the remaining life of the amended swaps.
On February 2, 2023, the Company entered into three-year interest rate swaps with an aggregate notional amount of $1,500 million, effective January 27, 2023 through February 8, 2026. For these swaps, the Company pays a fixed rate of 3.695% and receive the one-month LIBOR rate through June 27, 2023 and receive the one-month Term SOFR rate after June 27, 2023 for the remainder of the term.
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
The following table summarizes our interest rate swaps as of December 31, 2023 and 2022:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Expiration date	Fixed rate	Notional amount
		December 31, 2023	December 31, 2022
February 27, 2025	1.629%	$250	$250
March 27, 2025 (1)	3.214%	1,000	—
March 27, 2024 (1)	0.467%	—	1,000
February 8, 2026	3.695%	1,500	—
Total interest rate swaps		$2,750	$1,250
(1)See discussion above.
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

As of December 31, 2023 and December 31, 2022, the notional amounts of our foreign exchange contracts were $653.1 million and $455.1 million, respectively. Realized gains and losses associated with these contracts were $29.6 million and $24.3 million, respectively, for the year ended December 31, 2023; $34.1 million and $48.2 million, respectively, for the year ended December 31, 2022; and $11.4 million and $10.1 million, respectively, for the year ended December 31, 2021. Unrealized gains and losses associated with these contracts were $8.0 million and $2.3 million, respectively, at December 31, 2023; $3.5 million and $0.3 million, respectively, at December 31, 2022; and $1.9 million and $0.7 million, respectively, at December 31, 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

On July 15, 2022, we executed three tranches of cross currency swaps, each with a notional amount of $125 million (€124 million) at two, three, and four-year terms, where we receive USD coupons at fixed rates of 2.205%, 1.883%, and 1.723%, respectively, and pay EUR coupons of 0%. On the maturity date of each tranche, we will receive the notional amount of $125 million, and pay the counterparty €124 million. We received aggregate payments of $7.3 million and $3.3 million for the years ended December 31, 2023 and 2022, respectively. These payments were recorded as contra expense within "Interest expense" in the consolidated statements of operations and comprehensive income (loss).

On April 28, 2022, we executed three tranches of cross currency swaps, each with a notional amount of $125 million (€119 million) at two, three, and four-year terms, where we received USD coupons at fixed rates of 2.187%, 1.997%, and 1.855%, respectively, and paid EUR coupons of 0%. These swaps were terminated on July 15, 2022 and replaced with new swaps with similar notional amounts (see discussion above). Upon the termination of the swaps, we received cash of $14.2 million, which was reported in OCI and will remain within accumulated OCI until the period in which a disposal or substantial liquidation of the entities being hedged occurs. In addition, for the year ended December 31, 2022, aggregate payments of $1.6 million were recorded as contra expense within "Interest expense" in the consolidated statements of operations and comprehensive income (loss).

On April 13, 2022, the Company entered into three tranches of cross currency interest rate swaps, each with a notional amount of $125 million (€116 million) at two, three, and four-year terms, where we received USD coupons at fixed rates of 1.920%, 1.730%, and 1.550%, respectively, and paid EUR coupons of 0%. These swaps were terminated on April 28, 2022. Upon the termination of the swaps, we received $5.8 million, which was reported in OCI and will remain within accumulated OCI until the period in which a disposal or substantial liquidation of the entities being hedged occurs.
Fair Values of Derivative Instruments in the Consolidated Balance Sheets

	Asset derivatives				Liability derivatives
	December 31,				December 31,
	2023		2022		2023		2022
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cash flow hedge derivative:
Interest rate swaps	Other current assets	$33.1	Other current assets	$65.7	Other accrued & current liabilities	$—	Other accrued & current liabilities	$—
Net investment hedge derivative:
Cross-currency swaps	Other current assets	—	Other current assets	—	Other accrued & current liabilities	34.1	Other accrued & current liabilities	17.1
Total derivatives designated as hedging instruments		$33.1		$65.7		$34.1		$17.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$8.0	Other current assets	$3.5	Other accrued & current liabilities	$2.3	Other accrued & current liabilities	$0.3
Total derivatives not designated as hedging instruments		$8.0		$3.5		$2.3		$0.3
Total derivatives		$41.1		$69.2		$36.4		$17.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss)

	Amount of pre-tax net gain or (loss) recognized in OCI on derivative
	Year Ended December 31,
Derivatives designated as hedging instruments	2023	2022	2021
Cash flow hedge derivative:
Interest rate swaps	$(43.4)	$55.6	$11.1
Net investment hedge derivative:
Cross-currency swaps	$(17.0)	$2.9	$—

		Amount of gain or (loss) reclassified from accumulated OCI into income
		Year Ended December 31,
Derivatives designated as hedging instruments	Location of gain or (loss) reclassified from accumulated OCI into income	2023	2022	2021
Cash flow hedge derivative:
Interest rate swaps	Interest expense	$75.4	$13.2	$(3.4)

		Amount of gain or (loss) recognized in income on derivative
		Year Ended December 31,
Derivatives designated as hedging instruments	Location of gain or (loss) reclassified from accumulated OCI into income	2023	2022	2021
Cash flow hedge derivative:
Interest rate swaps	Interest expense	$75.4	$13.2	$(3.4)

		Amount of gain (loss) recognized in income on derivatives
		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	2023	2022	2021
Foreign exchange collar (1)	Non-operating income (expense) – net	$—	$—	$(2.5)
Foreign exchange forward contracts	Non-operating income (expense) – net	$7.9	$(12.1)	$1.4
(1)The loss recognized within “Non-operating income (expense) – net” for the year ended December 31, 2021 was related to a zero-cost foreign exchange collar entered into in connection with the acquisition of Bisnode. We settled the collar on January 8, 2021 upon the close of the Bisnode acquisition.

The net amount related to the interest rate swaps expected to be reclassified into earnings over the next 12 months is approximately $38 million.
Fair Value of Financial Instruments

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
The following table summarizes fair value measurements by level at December 31, 2023 for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets for identical assets (level I)	Significant other observable inputs (level II)	Significant unobservable inputs (level III)	Balance at December 31, 2023
Assets:
Cash equivalents (1)	$0.9	$—	$—	$0.9
Other current assets:
Foreign exchange forwards (2)	$—	$8.0	$—	$8.0
Interest rate swap arrangements (3)	$—	$33.1	$—	$33.1
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$2.3	$—	$2.3
Cross-currency swap arrangements (3)	$—	$34.1	$—	$34.1
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
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for both the years ended December 31, 2023 and 2022.
At December 31, 2023 and 2022, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	December 31,
	2023		2022
	Carrying amount	Fair value	Carrying amount	Fair value
Long-term debt (1)	$454.9	$420.3	$454.0	$390.9
Revolving facility	$25.0	$24.6	$50.3	$49.9
Term loan facility (2)	$3,065.3	$3,003.9	$3,080.6	$3,085.9

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
Note 15 -- Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”):

	Foreign currency translation adjustments	Net investment hedge derivative	Defined benefit pension plans	Cash flow hedge derivative	Total
Balance, January 1, 2021	$26.2	$—	$(120.3)	$(0.4)	$(94.5)
Other comprehensive income (loss) before reclassifications	(78.8)	—	107.0	4.9	33.1
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	1.4	2.9	4.3
Balance, December 31, 2021	$(52.6)	$—	$(11.9)	$7.4	$(57.1)
Other comprehensive income (loss) before reclassifications	(119.7)	2.0	(46.3)	50.7	(113.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	0.1	(9.7)	(9.6)
Balance, December 31, 2022	$(172.3)	$2.0	$(58.1)	$48.4	$(180.0)
Other comprehensive income (loss) before reclassifications	29.8	(12.5)	(2.1)	23.6	38.8
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(2.0)	(55.5)	(57.5)
Balance, December 31, 2023	$(142.5)	$(10.5)	$(62.2)	$16.5	$(198.7)
The following table summarizes the reclassifications out of AOCI:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

		Amount reclassified from accumulated other comprehensive income (loss)
		Year Ended December 31,
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	2023	2022	2021
Defined benefit pension plans:
Amortization of prior service costs	Other income (expense)- net	$(0.4)	$0.1	$(0.4)
Amortization of actuarial gain/loss	Other income (expense)- net	(2.4)	0.1	2.3
Derivative financial instruments:
Interest contracts	Interest expense	(75.4)	(13.2)	3.9
Total before tax		(78.2)	(13.0)	5.8
Tax benefit (expense)		20.7	3.4	(1.5)
Total reclassifications for the period, net of tax		$(57.5)	$(9.6)	$4.3

Note 16 -- Acquisitions
2021 Acquisitions
Eyeota Holdings Pte Ltd ("Eyeota")
On November 5, 2021, we acquired 100% of the outstanding ownership interests in Eyeota, a global online and offline data onboarding and transformation company, for a purchase price of $172.4 million in cash, inclusive of $0.1 million of net working capital adjustment. The acquisition was funded by borrowing from our revolving facility.
The table below reflects the aggregate purchase price related to the acquisition and the resulting purchase allocation:

	Amortization life (years)	Final Purchase Price Allocation at December 31, 2022
Cash		$7.1
Accounts receivable		9.3
Other		0.5
Total current assets		16.9
Intangible assets:
Customer relationships	14	20.0
Technology	5	14.0
Trademark	2	1.0
Goodwill	Indefinite	138.5
Total assets acquired		$190.4
Deferred tax liability		5.9
Other liabilities		12.1
Total liabilities assumed		18.0
Total purchase price		$172.4
NetWise Data, LLC ("NetWise")
On November 15, 2021, we acquired 100% of the outstanding ownership interests in NetWise, a provider of business-to-business and business-to-consumer identity graph and audience targeting data, for a purchase price of $69.8 million of which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
$62.9 million was paid upon the close of the transaction and $5.2 million was paid in August 2023. The remaining $1.7 million is withheld for contingencies. During the year ended December 31, 2022, we made a net working capital adjustment of $0.4 million. The transaction was funded by cash on hand.
The table below reflects the aggregate purchase price related to the acquisition and the resulting purchase allocation:

	Amortization life (years)	Final Purchase Price Allocation at December 31, 2022
Cash		$2.6
Accounts receivable		2.6
Other		0.4
Total current assets		5.6
Intangible assets:
Customer relationships	15	19.8
Technology	5	1.3
Trademark	2	0.2
Database	3	2.2
Goodwill	Indefinite	45.5
Total assets acquired		$74.6
Total liabilities assumed		4.4
Total purchase price		$70.2
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
The table below summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

	Weighted average amortization period (years)	Final purchase price allocation at December 31, 2021
Cash		$29.9
Accounts receivable		61.0
Other current assets		13.1
Total current assets		104.0
Property, plant & equipment		3.5
Intangible assets:
Reacquired right	15	270.0
Database	12	111.0
Customer relationships	10	108.0
Technology	14	64.0
Goodwill	Indefinite	495.4
Right of use asset		27.4
Other		2.9
Total assets acquired		$1,186.2

Accounts payable		$17.5
Deferred revenue		80.6
Accrued payroll		20.7
Accrued income tax and other tax liabilities		17.1
Short-term lease liability		8.6
Other current liabilities		23.7
Total current liabilities		168.2
Long-term pension and postretirement obligations		65.4
Deferred tax liability		127.8
Long-term lease liability		18.2
Other liabilities		0.8
Total liabilities assumed		$380.4
Total consideration		$805.8

The above acquisitions were accounted for in accordance with ASC 805, as purchase transactions, and accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the dates of the acquisitions. We have included the financial results of each of the acquisitions in our consolidated financial statements since the respective acquisition dates. Transaction costs were included in selling and administrative expenses for the year ended December 31, 2021.

Note 17 -- Supplemental Financial Data
Other Non-Current Assets:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Year Ended December 31,
	2023	2022
Right of use assets (1)	$43.1	$53.1
Prepaid pension assets	5.6	4.0
Investments	20.6	21.8
Deferred income tax	17.2	16.0
Long-term contract assets	18.0	5.6
Prepaid cloud computing fees and deferred implementation costs	23.2	13.8
Other (2)	60.1	29.9
Total	$187.8	$144.2
(1)See Note 8 for further detail.
(2)Increase was primarily related to prepayments for long-term technology vendor contracts

Other Accrued and Current Liabilities:

	Year Ended December 31,
	2023	2022
Accrued operating costs	$94.3	$122.1
Accrued interest expense	5.3	4.3
Short-term lease liability (1)	15.0	17.7
Accrued income tax	15.3	13.2
Accrued liability related to the purchase of non-controlling interest (2)	—	93.7
Other accrued liabilities	66.2	65.8
Total	$196.1	$316.8
(1)See Note 8 for further detail.
(2)The liability was fully paid off during the year ended December 31, 2023. We recognized a foreign exchange loss of $2.6 million associated with this payment for the year ended December 31, 2023.

Other Non-Current Liabilities:

	Year Ended December 31,
	2023	2022
Deferred revenue - long term	$19.7	$13.9
U.S. tax liability associated with the 2017 Act	29.4	39.3
Long-term lease liability (1)	33.8	43.9
Liabilities for unrecognized tax benefits	19.8	20.0
Other	15.5	9.7
Total	$118.2	$126.8
(1)See Note 8 for further detail.

Property, Plant and Equipment - Net:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	December 31,
	2023	2022
Land	$7.7	$7.7

Building and building improvement	$63.7	$63.3
Less: accumulated depreciation	4.0	2.4
Net building and building improvement	$59.7	$60.9

Furniture and equipment (1)	$61.9	$48.1
Less: accumulated depreciation	32.8	27.0
Net furniture and equipment	$29.1	$21.1

Leasehold improvements	$14.5	$16.2
Less: accumulated depreciation	8.9	9.0
Net leasehold improvements	$5.6	$7.2

Property, plant and equipment - net	$102.1	$96.9
(1)Including $15.9 million and $4.6 million financing lease assets at December 31, 2023 and 2022, respectively.
Property, plant and equipment depreciation and amortization expense was $15.4 million, $13.1 million and $11.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. We also recorded impairment charges of $0.4 million and $0.2 million included in selling and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2022 and 2021, respectively, primarily related to leasehold improvements for offices we ceased to occupy.
Computer Software and Goodwill:

	Computer software	Goodwill
January 1, 2022	$557.4	$3,493.3
Acquisition (3)	—	1.3
Additions at cost (1) (5)	220.1	—
Amortization	(124.4)	—
Impairment / Write-off	(1.3)	—
Other (2)	(20.0)	(63.3)
December 31, 2022	$631.8	$3,431.3
Additions at cost (1)(5)	182.4	—
Amortization	(153.7)	—
Impairment / Write-off	(2.3)	—
Other (2)	8.1	14.5
December 31, 2023	$666.3	$3,445.8

Other Intangibles:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Customer relationships	Reacquired rights	Database	Other indefinite-lived intangibles (6)	Other intangibles	Total
January 1, 2022 (4)	$1,793.3	$284.7	$1,285.1	$1,280.0	$181.4	$4,824.5
Additions at cost (1)	—	—	—	—	0.7	0.7
Amortization	(240.3)	(18.7)	(173.8)	—	(16.9)	(449.7)
Other (2)	(16.3)	(20.5)	(11.3)	—	(7.3)	(55.4)
December 31, 2022 (4)	$1,536.7	$245.5	$1,100.0	$1,280.0	$157.9	$4,320.1
Additions at cost (1)	—	—	—	—	0.7	0.7
Amortization	(221.9)	(18.9)	(160.1)	—	(16.8)	(417.7)
Other (2)	1.9	7.3	0.7	—	2.9	12.8
December 31, 2023 (4)	$1,316.7	$233.9	$940.6	$1,280.0	$144.7	$3,915.9
(1)Primarily related to software-related enhancements on products.
(2)Primarily due to the impact of foreign currency fluctuations.
(3)Amount for the year ended December 31, 2022 was related to the measurement period adjustments for Eyeota and NetWise.
(4)Customer Relationships—Net of accumulated amortization of $1,212.7 million and $988.9 million as of December 31, 2023 and as of December 31, 2022, respectively.
Reacquired Rights—Net of accumulated amortization of $63.4 million and $42.6 million as of December 31, 2023 and as of December 31, 2022, respectively.
Database—Net of accumulated amortization of $872.8 million and $711.4 million as of December 31, 2023 and as of December 31, 2022, respectively.
Other Intangibles —Net of accumulated amortization of $77.1 million and $59.1 million as of December 31, 2023 and as of December 31, 2022, respectively.
(5)For the year ended December 31, 2023, total non-cash additions were $7.9 million, of which $0.7 million was reflected as financing cash flow and $4.6 million and $2.6 million was reflected in "Other accrued and current liabilities" and "Other non-current liabilities", respectively, as of December 31, 2023. For the year ended December 31, 2022, total non-cash additions were $15.0 million of which $10.3 million and $4.7 million was reflected in "Other accrued and current liabilities" and "Other non-current liabilities", respectively, as of December 31, 2022.
(6)Primarily related to the D&B trademark recognized in connection with historical merger and acquisition transactions.
The table below sets forth the future amortization as of December 31, 2023 associated with computer software and other intangibles:

	2024	2025	2026	2027	2028	Thereafter	Total
Computer software	$172.3	$162.6	$117.1	$86.2	$58.7	$69.4	$666.3
Customer relationships	205.6	187.8	169.9	152.1	134.2	467.1	1,316.7
Reacquired rights	19.4	19.4	19.4	19.4	19.4	136.9	233.9
Database	148.2	134.3	121.0	107.7	95.6	333.8	940.6
Other intangibles	16.5	16.5	16.3	16.2	16.1	63.1	144.7
Total	$562.0	$520.6	$443.7	$381.6	$324.0	$1,070.3	$3,302.2

Allowance for Credit Risks:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

January 1, 2021	$11.4
Additions charged to costs and expenses	12.3
Write-offs	(8.3)
Recoveries	1.4
Other	(0.3)
December 31, 2021	$16.5
Additions charged to costs and expenses	5.4
Write-offs	(9.3)
Recoveries	2.2
Other	(0.5)
December 31, 2022	$14.3
Additions charged to costs and expenses	12.6
Write-offs	(8.3)
Recoveries	1.5
December 31, 2023	$20.1

Deferred Tax Asset Valuation Allowance:

January 1, 2021	$36.6
Additions charged (credited) to costs and expenses	4.2
Additions charged (credited) due to foreign currency fluctuations	(1.6)
Additions charged (credited) to other accounts	0.2
December 31, 2021	$39.4
Additions charged (credited) to costs and expenses	0.6
Additions charged (credited) due to foreign currency fluctuations	(3.0)
December 31, 2022	$37.0
Additions charged (credited) to costs and expenses	0.9
Additions charged (credited) due to foreign currency fluctuations	1.3
December 31, 2023	$39.2

Non-Controlling Equity Interest:
On November 1, 2022, we purchased the non-controlling equity interest (“NCI”) of our China operations from a third-party entity for RMB 815.4 million, of which RMB 169.1 million, or $23.2 million was paid in November 2022 and a liability of $93.7 million was recognized for the remaining liability as of December 31, 2022. During 2023 we settled the liability with total payments of $95.7 million. We recognized a foreign exchange loss of $2.6 million associated with the payments for the year ended December 31, 2023. The transaction was accounted for as an equity transaction among shareholders, and accordingly, no gain or loss was recognized in consolidated net income or comprehensive income.
Other Income (Expense) — Net:
Other income (expense) - net was as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Year Ended December 31,
	2023	2022	2021
Non-operating pension income (expense) (1)	$18.3	$42.2	$53.7
Debt redemption premium (2)	—	(16.3)	(29.5)
Miscellaneous other income (expense) – net (3)	(23.6)	(12.0)	(9.3)
Other income (expense) – net	$(5.3)	$13.9	$14.9
(1)Changes in year-over-year non-operating pension income was primarily attributable to higher interest costs in the current year period, primarily driven by the fluctuation in discount rates.
(2)For the year ended December 31, 2022, debt redemption premium was related to the early redemption of then-existing 6.875% Senior Secured Notes in January 2022. For the year ended December 31, 2021, debt redemption premium was related to the repayment of then-existing 10.250% Senior Unsecured Notes.
(3)The change in Miscellaneous Other Income - net was primarily driven by fees incurred for the accounts receivable securitization facility, including fees for administrative responsibilities. See Note 7 for further discussion.

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
EBITDA as the primary profitability measure for making decisions regarding ongoing operations. We define adjusted EBITDA as net income (loss) attributable to Dun & Bradstreet Holdings, Inc. excluding the following items: (i) depreciation and amortization; (ii) interest expense and income; (iii) income tax benefit or provision; (iv) other non-operating expenses or income; (v) equity in net income of affiliates; (vi) net income attributable to non-controlling interests; (vii) equity-based compensation; (viii) restructuring charges; (ix) merger and acquisition-related operating costs; (x) transition costs primarily consisting of non-recurring expenses associated with transformational and integration activities, as well as incentive expenses associated with our synergy program; and (xi) other adjustments primarily related to non-cash charges and gains, including impairment charges and adjustments as the result of the application of purchase accounting, mainly in 2022 and 2021 related to the deferred commission cost amortization. In addition, other adjustments also include non-recurring charges such as legal expense associated with significant legal and regulatory matters. Our client solution sets are Finance & Risk and Sales & Marketing. Inter-segment sales are immaterial, and no single client accounted for 10% or more of our total revenue.

	Year Ended December 31,
	2023	2022	2021
Revenue:
North America	$1,644.5	$1,587.1	$1,499.4
International	669.5	637.5	671.0
Corporate and other (1)	—	—	(4.8)
Consolidated total	$2,314.0	$2,224.6	$2,165.6
(1)Corporate and other includes revenue adjustment of $4.8 million recorded in accordance with GAAP to the International segment due to the timing of the completion of the Bisnode acquisition for the year ended December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Year Ended December 31,
	2023	2022	2021
Adjusted EBITDA:
North America	$743.3	$718.0	$715.3
International	215.4	202.2	194.1
Corporate and other (1)	(66.5)	(56.7)	(62.3)
Consolidated total	$892.2	$863.5	$847.1
Depreciation and amortization	(586.8)	(587.2)	(615.9)
Interest expense - net	(216.1)	(191.0)	(205.7)
Benefit (provision) for income taxes	34.2	28.8	(23.4)
Other income (expense) - net	(5.3)	13.9	14.9
Equity in net income of affiliates	3.2	2.5	2.7
Net income (loss) attributable to non-controlling interest	(3.3)	(6.4)	(5.8)
Equity-based compensation	(83.4)	(66.0)	(33.3)
Restructuring charges	(13.2)	(20.5)	(25.1)
Merger, acquisition and divestiture-related operating costs	(7.1)	(23.4)	(14.1)
Transition costs (2)	(52.9)	(24.4)	(11.6)
Other adjustments (3)	(8.5)	7.9	(1.5)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(47.0)	$(2.3)	$(71.7)

(1)Corporate and other includes revenue adjustment of $4.8 million recorded in accordance with GAAP to the International segment due to the timing of the completion of the Bisnode acquisition for the year ended December 31, 2021.
(2)Transition costs primarily consist of non-recurring expenses associated with transformational and integration activities, as well as incentive expenses associated with our synergy program. Year-over-year increases in transition costs was primarily driven by higher spend in connection with our initiative to transform our technology infrastructure.
(3)Adjustments for 2023 were primarily related to legal fees associated with ongoing legal matters discussed in Note 9 and impairment charges. Adjustments for 2022 and 2021 were primarily related to non-cash purchase accounting adjustments for deferred commission cost amortization and non-recurring legal reserve adjustments related to the FTC matter.

	Year Ended December 31,
	2023	2022	2021
Depreciation and amortization:
North America	$92.6	$71.4	$60.2
International	21.9	15.0	12.1
Total segments	114.5	86.4	72.3
Corporate and other (1)	472.3	500.8	543.6
Consolidated total	$586.8	$587.2	$615.9
Capital expenditures:
North America (2)(3)	$2.3	$8.5	$81.1
International	1.9	4.0	5.1
Total segments	4.2	12.5	86.2
Corporate and other	0.5	0.1	0.1
Consolidated total	$4.7	$12.6	$86.3
Additions to computer software and other intangibles:
North America	$127.9	$161.8	$144.0
International	26.0	30.5	25.8
Total segments	153.9	192.3	169.8
Corporate and other	40.8	13.0	0.9
Consolidated total	$194.7	$205.3	$170.7

(1)Depreciation and amortization for Corporate and other includes incremental amortization resulting from the application of purchase accounting in connection with historical merger and acquisition transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
(2)We entered into equipment finance lease agreements during the years ended December 31, 2023 and 2022, and recognized $16.3 million and $4.1 million for right of use assets within "Property, plant and equipment." Payments for these equipment leases were reported as cash used for financing activities within our condensed consolidated statement of cash flows. See Note 8 for further details.
(3)Higher balance for the year ended December 31, 2021 was primarily due to the $76.6 million purchase of an office building for our global headquarters.

Supplemental Geographic and Customer Solution Set Information:

	December 31,
	2023	2022
Assets:
North America	$7,643.3	$7,919.4
International	1,492.6	1,552.5
Consolidated total	$9,135.9	$9,471.9

Goodwill:
North America	$2,929.6	$2,929.6
International	516.2	501.7
Consolidated total	$3,445.8	$3,431.3

Other intangibles:
North America	$3,451.5	$3,805.7
International	464.4	514.4
Consolidated total	$3,915.9	$4,320.1

Other long-lived assets (1):
North America	$891.6	$809.1
International	209.1	191.5
Consolidated total	$1,100.7	$1,000.6
Total long-lived assets	$8,462.4	$8,752.0
(1)Excludes deferred income tax of $17.2 million and $16.0 million as of December 31, 2023 and December 31, 2022, respectively, included within "Other non-current assets" in the consolidated balance sheet. See Note 10 for additional details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Year Ended December 31,
Customer Solution Set Revenue:	2023	2022	2021

North America (1):
Finance & Risk	$888.1	$866.9	$834.7
Sales & Marketing	756.4	720.2	664.7
Total North America	$1,644.5	$1,587.1	$1,499.4
International:
Finance & Risk	$448.6	$419.1	$430.3
Sales & Marketing	220.9	218.4	240.7
Total International	$669.5	$637.5	$671.0
Corporate and other:
Finance & Risk	$—	$—	$(2.2)
Sales & Marketing	—	—	(2.6)
Total Corporate and other	$—	$—	$(4.8)
Total Revenue:
Finance & Risk	$1,336.7	$1,286.0	$1,262.8
Sales & Marketing	977.3	938.6	902.8
Total Revenue	$2,314.0	$2,224.6	$2,165.6
(1)Substantially all of the North America revenue is attributable to the United States.
Note 19 -- Related Parties
The following describes certain transactions and agreements in which the Company and our affiliates, executive officers and certain directors are involved.
During the years ended December 31, 2023, 2022 and 2021, a significant portion of D&B common stock was collectively held by entities affiliated with Bilcar, LLC ("Bilcar"), Thomas H. Lee Partners, L.P. ("THL"), Cannae Holdings, Inc. ("Cannae Holdings"), Black Knight, Inc. ("Black Knight") and CC Capital Partners LLC ("CC Capital"), collectively the "Investor Consortium". In addition, the Investor Consortium was able to exercise significant voting influence over fundamental and significant corporate matters and transactions by their agreement to vote in favor of the election of five members of our board of directors, which expired on June 30, 2023. Upon the expiration of the voting agreement on June 30, 2023, Black Knight and CC Capital are no longer considered to be related parties.
Our Chief Executive Officer Anthony Jabbour also served as the Chairman and Chief Executive Officer of Black Knight until May 16, 2022, at which time he transitioned to the role of Executive Chairman of the board of directors of Black Knight. Following the acquisition of Black Knight by Intercontinental Exchange, Inc. on September 5, 2023, Mr. Jabbour resigned from his position as Executive Chairman of Black Knight. Mr. Jabbour is also a member of the board of directors of Paysafe Limited ("Paysafe"), which is an investment held by Cannae Holdings and accounted for as an equity investment. Additionally, William P. Foley II, our Executive Chairman, also serves as non-executive Chairman of Cannae Holdings, and our director, Richard N. Massey, serves as Chief Executive Officer and a director of Cannae Holdings.

In December 2022, Paysafe signed a 63-month lease agreement with D&B for the occupancy of the fourth floor of our headquarters building in Jacksonville, Florida. Total rental payments over the lease term will aggregate to $4.2 million. We recognized expense credit $0.6 million for the year ended December 31, 2023, and recorded $0.2 million within "Other current assets" and $0.1 million within "Other non-current liabilities" as of December 31, 2023.
In June 2021, we entered into a five-year agreement with Black Knight. Pursuant to the agreement, D&B will receive total data license fees of approximately $24 million over a five-year period. Also over the five-year period, Black Knight is engaged to provide certain products and data, as well as professional services for an aggregate fee of approximately $34 million. In addition, D&B and Black Knight will jointly market certain solutions and data. The agreement was approved by our Audit Committee. We incurred operating expenses of $1.0 million, $2.0 million and $1.9 million for the six months ended June 30, 2023, and for the years ended December 31, 2022 and 2021, respectively. We recognized revenue of $3.4 million, $4.6 million and $4.5 million for the six months ended June 30, 2023 and the years ended December 31, 2022 and 2021, respectively. We included payments to Black Knight of $2.7 million within "Other prepaids" at December 31, 2022. We

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
included a receivable from Black Knight of $0.8 million within "Accounts receivable" and a liability to Black Knight of $2.6 million, of which $0.9 million was within "Other accrued and current liabilities" and $1.7 million was within "Other non-current liabilities" at December 31, 2022.
In September 2021, we entered into a 10-year agreement with Paysafe. Pursuant to the agreement, D&B provides data license and risk management solution services to Paysafe. The agreement is cancellable by either party without penalty at each annual anniversary of the contract effective date by providing written notice not less than 90 days prior to the anniversary date. The agreement was approved by our Audit Committee. In connection with the agreement associated with Paysafe, we recognized revenue of $10.5 million and $10.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, we included a receivable from Paysafe of $3.4 million and $3.6 million, respectively, within "Accounts receivable."

In the normal course of business, we reimburse affiliates for certain travel costs incurred by Dun & Bradstreet Holdings, Inc. executives and board members.

Note 20 -- Contractual Obligations
Technology, Data and Other Service Agreements
We have various contractual commitments in the normal course of business primarily related to information technology and data processing service, technology support for product application development and global system maintenance. The purchase obligation as of December 31, 2023 is approximately $1,647 million.

Worldwide Network Alliance Agreements
We have entered into commercial service agreements with our third-party Worldwide Network Alliances with various terms ranging from five to 10 years. These agreements provide us access to certain international data and services from our partners in order to serve our global clients. At December 31, 2023, total payments to our Worldwide Network Alliances over the remaining terms of all agreements aggregate to approximately $478 million.
The following table quantifies our future contractual obligations as discussed above as of December 31, 2023:

	2024	2025	2026	2027	2028	Thereafter	Total
Commitments to purchase obligations	$434.1	$347.1	$327.6	$258.8	$205.7	$551.6	$2,124.9
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

Note 21 -- Subsequent Events

On January 29, 2024, we amended our credit agreement related to the existing $451.9 million 2029 Term Loan, to reduce its interest rate by 0.25% resulting in a margin spread of SOFR plus 2.75% per annum and to increase the term loan facility by $2,651.7 million to establish a new term loan with an aggregate principal amount of $3,103.6 million (“2029 Term Loan B”) and a maturity date of January 18, 2029. The proceeds from the 2029 Term Loan B were used to fully repay the existing term loans, including Term Loan 2026 and Term Loan 2029. Concurrently, we also amended our credit agreement governing the Revolving Facility to extend the maturity date to February 15, 2029, and to reduce the applicable margin by 50 basis points, resulting in a margin spread of SOFR plus 2.50% per annum, subject to a leverage-based pricing grid. The Credit Spread Adjustment under the Revolving Facility was also removed as part of the amendment.

On February 8, 2024, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock. The dividend will be payable on March 21, 2024, to shareholders of record as of March 7, 2024.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

In the fourth quarter of 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

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

Within 120 days after the close of our fiscal year, we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A of the Exchange Act, which will include the information required by this item, and is incorporated herein by reference.

Item 11. Executive Compensation

Within 120 days after the close of our fiscal year, we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A of the Exchange Act, which will include the information required by this item, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Within 120 days after the close of our fiscal year, we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A of the Exchange Act, which will include the information required by this item, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Within 120 days after the close of our fiscal year, we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A of the Exchange Act, which will include the information required by this item, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185.

Within 120 days after the close of our fiscal year, we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A of the Exchange Act, which will include the information required by this item, and is incorporated herein by reference.

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

4.2
Registration Rights Agreement, dated July 6, 2020, by and among Dun & Bradstreet Holdings, Inc., Star Parent, L.P. and each of the persons listed on the signature pages thereto (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed by Dun & Bradstreet Holdings, Inc. on February 25, 2021) (SEC File No. 001-39361).*

4.3
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed by Dun & Bradstreet Holdings, Inc. on February 25, 2021) (SEC File No. 001-39361).*

10.1
Credit Agreement, dated February 8, 2019, among Star Merger Sub, Inc. (to be merged with and into The Dun & Bradstreet Corporation), Star Intermediate III, LLC and Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, and the financial institutions party thereto, as Joint Lead Arrangers and Joint Bookrunners and as Senior Managing Agents (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.2
First Amendment to the Credit Agreement, dated as of February 10, 2020, to the Credit Agreement dated as of February 8, 2019, among The Dun & Bradstreet Corporation, Star Intermediate III, LLC and Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, and the financial institutions party thereto (filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.3
Amendment No. 2 to the Credit Agreement, dated as of September 11, 2020, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on September 14, 2020) (SEC File No. 001-39361).*

10.4
Amendment No. 3 to the Credit Agreement, dated as of November 18, 2020, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on November 19, 2020) (SEC File No. 001-39361).*

10.5
Amendment No. 4 to the Credit Agreement, dated as of January 27, 2021, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on January 28, 2021) (SEC File No. 001-39361).*

10.6
Amendment No. 5 to the Credit Agreement, dated as of January 18, 2022, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on January 18, 2022) (SEC File No. 001-39261).*

10.7
Amendment No. 6 to the Credit Agreement, dated May 31, 2023, by and among The Dun & Bradstreet Corporation, as Borrower, Star Intermediate III, LLC, as Holdings, Bank of America, N.A., as Administrative Agent.

10.8
Amendment No. 7 to the Credit Agreement, dated July 25, 2023, by and among The Dun & Bradstreet Corporation, as Borrower, Star Intermediate III, LLC, as Holdings, Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on July 27, 2023) (SEC File No. 001-39361).*

10.9
Amendment No. 8 to the Credit Agreement, dated January 29, 2024, by and among The Dun & Bradstreet Corporation, as Borrower, Star Intermediate III, LLC, as Holdings, Bank of America, N.A., as Administrative Agent.

10.10
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

10.13	Amendment No. 2 to the Employment Agreement by and between Anthony M. Jabbour and The Dun & Bradstreet Corporation, dated as of February 8, 2024.

10.14
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

10.19
Employment Agreement by and between The Dun & Bradstreet Corporation and Virginia Green Gomez, effective as of September 23, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on September 27, 2022) (SEC File No. 001-39361).*†

10.20	Dun & Bradstreet 2020 Omnibus Incentive Plan (filed as Exhibit 99.1 to the Registration Statement on Form S-8 filed by Dun & Bradstreet Holdings, Inc. on July 2, 2020) (SEC File No. 333-239655).*†

10.21
Form of Grant Agreement for Stock Option Awards under the Agreement under Dun & Bradstreet 2020 Omnibus Plan (filed as Exhibit 10.22 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020) (SEC File No. 333-239050).*†

10.22
Notice and Restricted Stock Award Agreement for 2021 Time-based and Performance-based Restricted Stock Awards (Executives) (filed as Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed by Dun & Bradstreet Holdings, Inc. on February 24, 2022) (SEC File No. 001-39361).*†

10.23
Notice and Restricted Stock Award Agreement for 2022 Time-based and Performance-based Restricted Stock Awards (Executives) (filed as Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed by Dun & Bradstreet Holdings, Inc. on February 23, 2023) (SEC File No. 001-39361).*†

10.24
Notice and Restricted Stock Award Agreement for 2022 Time-based Restricted Stock Awards (Directors) (filed as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed by Dun & Bradstreet Holdings, Inc. on February 23, 2023) (SEC File No. 001-39361).*†

10.25
Notice of Global Stock Option Agreement for 2022 Stock Option Awards (Retention) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Dun & Bradstreet Holdings, Inc. on November 3, 2022) (SEC File No. 001-39361).*†

10.26
Dun & Bradstreet Employee Stock Purchase Plan (filed as Exhibit 99.1 to the Registration Statement on Form S-8 filed by Dun & Bradstreet Holdings, Inc. on December 1, 2020) (SEC File No. 333-251049).*†

10.27
Services Agreement, dated as of February 8, 2019, among The Dun and Bradstreet Corporation, MVB Management, LLC, and THL Managers VIII, LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Dun & Bradstreet Holdings, Inc. on August 6, 2020) (SEC File No. 001-39361).*

21.1	List of subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

97	Dun and Bradstreet Holdings, Inc. Incentive-Based Compensation Recovery Policy

101
The following materials from Dun & Bradstreet Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statement of Operations and Comprehensive Income (Loss), (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity (Deficit), and (v) the Notes to the Consolidated Financial Statements.

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
Date: February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY M. JABBOUR	Chief Executive Officer and Director	February 22, 2024
Anthony M. Jabbour	(Principal Executive Officer)

/s/ BRYAN T. HIPSHER	Chief Financial Officer	February 22, 2024
Bryan T. Hipsher	(Principal Financial Officer)

/s/ ANTHONY PIETRONTONE	Chief Accounting Officer	February 22, 2024
Anthony Pietrontone	(Principal Accounting Officer)

/s/ WILLIAM P. FOLEY II	Chairman of the Board	February 22, 2024
William P. Foley II

/s/ ELLEN R. ALEMANY	Director	February 22, 2024
Ellen R. Alemany

/s/ DOUGLAS K. AMMERMAN	Director	February 22, 2024
Douglas K. Ammerman

/s/ CHINH E. CHU	Director	February 22, 2024
Chinh E. Chu

/s/ THOMAS M. HAGERTY	Director	February 22, 2024
Thomas M. Hagerty

/s/ KEITH J. JACKSON	Director	February 22, 2024
Keith J. Jackson

/s/ KIRSTEN M. KLIPHOUSE	Director	February 22, 2024
Kirsten M. Kliphouse

/s/ RICHARD N. MASSEY	Director	February 22, 2024
Richard N. Massey

/s/ JAMES A. QUELLA	Director	February 22, 2024
James A. Quella

/s/ GANESH B. RAO	Director	February 22, 2024
Ganesh B. Rao