Form 10-Q
period 2024-03-31
Dun & Bradstreet Holdings, Inc.
filed 2024-05-02
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-39361

Dun & Bradstreet Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-2008699
(State of incorporation)	(I.R.S. Employer Identification No.)

5335 Gate Parkway, Jacksonville, FL	32256
(Address of principal executive offices)	(Zip Code)
(904) 648-8006
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 442,717,512 shares outstanding of the Registrant's common stock as of April 26, 2024.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2024

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2024	2023
Revenue	$564.5	$540.4
Cost of services (exclusive of depreciation and amortization)	224.1	207.8
Selling and administrative expenses	176.4	175.1
Depreciation and amortization	144.0	145.4
Restructuring charges	3.4	4.2
Operating costs	547.9	532.5
Operating income (loss)	16.6	7.9
Interest income	1.6	1.4
Interest expense	(85.3)	(55.3)
Other income (expense) - net	0.1	0.6
Non-operating income (expense) - net	(83.6)	(53.3)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(67.0)	(45.4)
Less: provision (benefit) for income taxes	(44.2)	(11.8)
Equity in net income of affiliates	0.9	0.8
Net income (loss)	(21.9)	(32.8)
Less: net (income) loss attributable to the non-controlling interest	(1.3)	(0.9)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(23.2)	$(33.7)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.05)	$(0.08)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.05)	$(0.08)
Weighted average number of shares outstanding-basic	431.6	429.6
Weighted average number of shares outstanding-diluted	431.6	429.6
Other comprehensive income (loss), net of income taxes:
Net income (loss)	$(21.9)	$(32.8)
Foreign currency adjustments:
Foreign currency translation adjustments, net of tax (1)	$(35.5)	$6.4
Net investment hedge derivative, net of tax (2)	4.9	(2.4)
Cash flow hedge derivative, net of tax expense (benefit) (3)	4.7	(10.7)
Defined benefit pension plans:
Prior service credit (cost), net of tax expense (benefit) (4)	(0.1)	(0.1)
Net actuarial gain (loss), net of tax expense (benefit) (5)	(0.3)	(0.6)
Total other comprehensive income (loss), net of tax	$(26.3)	$(7.4)
Comprehensive income (loss), net of tax	$(48.2)	$(40.2)
Less: comprehensive (income) loss attributable to the non-controlling interest	(1.2)	(1.0)
Comprehensive income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(49.4)	$(41.2)
(1)Tax Expense (Benefit) of $0.6 million and $6.2 million for the three months ended March 31, 2024 and 2023, respectively.
(2)Tax Expense (Benefit) of $1.7 million and $(0.9) million for the three months ended March 31, 2024 and 2023, respectively.
(3)Tax Expense (Benefit) of $1.6 million and $(3.8) million for the three months ended March 31, 2024 and 2023, respectively.
(4)Tax Expense (Benefit) of less than $(0.1) million for both the three months ended March 31, 2024 and 2023.
(5)Tax Expense (Benefit) of less than $(0.1) million for both the three months ended March 31, 2024 and 2023.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data and per share data)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$216.0	$188.1
Accounts receivable, net of allowance of $22.1 at March 31, 2024 and $20.1 at December 31, 2023 (Notes 3 and 6)	170.0	258.0
Prepaid taxes	52.4	51.8
Other prepaids	99.2	100.1
Other current assets (Note 3 and 13)	71.7	58.3
Total current assets	609.3	656.3
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $49.6 at March 31, 2024 and $45.7 at December 31, 2023	98.9	102.1
Computer software, net of accumulated amortization of $541.5 at March 31, 2024 and $507.1 at December 31, 2023 (Note 15)	671.4	666.3
Goodwill (Notes 15 and 16)	3,424.7	3,445.8
Other intangibles (Notes 15 and 16)	3,805.2	3,915.9
Deferred costs (Note 3)	162.6	161.7
Other non-current assets (Note 7)	206.6	187.8
Total non-current assets	8,369.4	8,479.6
Total assets	$8,978.7	$9,135.9
Liabilities
Current liabilities
Accounts payable	$107.5	$111.7
Accrued payroll	53.9	111.9
Short-term debt (Note 5)	31.0	32.7
Deferred revenue (Note 3)	622.5	590.0
Other accrued and current liabilities (Note 7)	172.5	196.1
Total current liabilities	987.4	1,042.4
Long-term pension and postretirement benefits (Note 10)	133.2	143.9
Long-term debt (Note 5)	3,506.8	3,512.5
Deferred income tax	852.4	887.3
Other non-current liabilities (Note 7)	129.8	118.2
Total liabilities	5,609.6	5,704.3
Commitments and contingencies (Note 8)

Equity
Common Stock, $0.0001 par value per share, authorized—2,000,000,000 shares; 443,622,723 shares issued and 442,735,803 shares outstanding at March 31, 2024 and 439,735,256 shares issued and 438,848,336 shares outstanding at December 31, 2023	—	—
Capital surplus	4,414.9	4,429.2
Accumulated deficit	(834.3)	(811.1)
Treasury Stock, 886,920 shares at both March 31, 2024 and December 31, 2023	(0.3)	(0.3)
Accumulated other comprehensive loss	(224.9)	(198.7)
Total stockholders' equity	3,355.4	3,419.1
Non-controlling interest	13.7	12.5
Total equity	3,369.1	3,431.6
Total liabilities and stockholders' equity	$8,978.7	$9,135.9

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows provided by (used in) operating activities:
Net income (loss)	$(21.9)	$(32.8)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	144.0	145.4
Amortization of unrecognized pension loss (gain)	(0.4)	(0.7)
Deferred debt issuance costs amortization and write-off	39.3	4.2
Equity-based compensation expense	17.9	20.5
Restructuring charge	3.4	4.2
Restructuring payments	(3.0)	(4.8)
Changes in deferred income taxes	(35.1)	(27.5)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	82.4	89.9
(Increase) decrease in prepaid taxes, other prepaids and other current assets	(3.8)	(29.1)
Increase (decrease) in deferred revenue	43.9	73.4
Increase (decrease) in accounts payable	(12.6)	(5.3)
Increase (decrease) in accrued payroll	(57.0)	(52.1)
Increase (decrease) in other accrued and current liabilities	(15.3)	(27.0)
(Increase) decrease in other long-term assets	1.6	6.8
Increase (decrease) in long-term liabilities	(16.4)	(9.7)
Net, other non-cash adjustments	(8.1)	0.3
Net cash provided by (used in) operating activities	158.9	155.7
Cash flows provided by (used in) investing activities:
Cash settlements of foreign currency contracts and net investment hedge	3.0	6.1
Capital expenditures	(1.3)	(1.3)
Additions to computer software and other intangibles	(56.4)	(44.6)
Other investing activities, net	(0.2)	0.2
Net cash provided by (used in) investing activities	(54.9)	(39.6)
Cash flows provided by (used in) financing activities:
Payments of dividends	(22.0)	(21.5)
Proceeds from borrowings on Credit Facility	10.4	67.5
Proceeds from borrowings on Term Loan Facility	3,103.6	—
Payments of borrowings on Credit Facility	(35.4)	(62.8)
Payments of borrowing on Term Loan Facility	(3,103.6)	(8.2)
Payment of debt issuance costs	(26.6)	—
Payment for purchase of non-controlling interests	—	(85.9)
Other financing activities, net (1)	(2.1)	(11.3)
Net cash provided by (used in) financing activities	(75.7)	(122.2)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	1.8
Increase (decrease) in cash and cash equivalents	27.9	(4.3)
Cash and Cash Equivalents, Beginning of Period	188.1	208.4
Cash and Cash Equivalents, End of Period	$216.0	$204.1

Supplemental Disclosure of Cash Flow Information:

Cash Paid for:
Income taxes payment (refund), net	$9.6	$13.5
Interest	$47.9	$44.8

Noncash additions to computer software	$9.0	$1.9
(1)Prior year balance primarily related to payments for equipment finance lease assets.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholders' equity	Non-controlling interest	Total equity

Three months ended March 31, 2023:
Balance, January 1, 2023	$—	$4,443.7	$(764.1)	$(0.3)	$(170.3)	$(58.1)	$48.4	$3,499.3	$9.1	$3,508.4
Net income (loss)	—	—	(33.7)	—	—	—	—	(33.7)	0.9	(32.8)
Equity-based compensation plans	—	14.5	—	—	—	—	—	14.5	—	14.5
Dividends declared (1)	—	(21.8)	—	—	—	—	—	(21.8)	—	(21.8)
Pension adjustments, net of tax benefit of less than $0.1	—	—	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Change in cumulative translation adjustment, net of tax expense of $6.2	—	—	—	—	6.3	—	—	6.3	0.1	6.4
Net investment hedge derivative, net of tax benefit of $0.9	—	—	—	—	(2.4)	—	—	(2.4)	—	(2.4)
Cash flow hedge derivative, net of tax benefit of $3.8	—	—	—	—	—	—	(10.7)	(10.7)	—	(10.7)
Balance, March 31, 2023	$—	$4,436.4	$(797.8)	$(0.3)	$(166.4)	$(58.8)	$37.7	$3,450.8	$10.1	$3,460.9

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholders' equity	Non-controlling interest	Total equity
Three months ended March 31, 2024:
Balance, January 1, 2024	$—	$4,429.2	$(811.1)	$(0.3)	$(153.0)	$(62.2)	$16.5	$3,419.1	$12.5	$3,431.6
Net income (loss)	—	—	(23.2)	—	—	—	—	(23.2)	1.3	(21.9)
Equity-based compensation plans	—	7.6	—	—	—	—	—	7.6	—	7.6
Dividends declared (1)	—	(21.9)	—	—	—	—	—	(21.9)	—	(21.9)
Pension adjustments, net of tax benefit of less than $0.1	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Change in cumulative translation adjustment, net of tax expense of $0.6	—	—	—	—	(35.4)	—	—	(35.4)	(0.1)	(35.5)
Net investment hedge derivative, net of tax expense of $1.7	—	—	—	—	4.9	—	—	4.9	—	4.9
Cash flow hedge derivative, net of tax expense of $1.6	—	—	—	—	—	—	4.7	4.7	—	4.7
Balance, March 31, 2024	$—	$4,414.9	$(834.3)	$(0.3)	$(183.5)	$(62.6)	$21.2	$3,355.4	$13.7	$3,369.1
(1)See Note 12 "Earnings (Loss) Per Share" for further discussion.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DUN & BRADSTREET HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollar amounts in millions, except share data and per share data)
Note 1 --Basis of Presentation

The accompanying interim condensed consolidated financial statements of Dun & Bradstreet Holdings, Inc. and its subsidiaries ("we" or "us" or "our" or the "Company") were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). They should be read in conjunction with the consolidated financial statements and related notes, which appear in the consolidated financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission ("SEC") on February 22, 2024. The condensed consolidated financial statements for interim periods do not include all disclosures required by GAAP for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.
We manage our business and report our financial results through the following two segments:
•North America offers Finance & Risk and Sales & Marketing data, analytics and business insights in the United States and Canada; and
•International offers Finance & Risk and Sales & Marketing data, analytics and business insights directly in the United Kingdom and Ireland ("U.K."), Northern Europe (Sweden, Norway, Denmark, Finland, Estonia and Latvia), Central Europe (Germany, Austria, Switzerland and various other central and eastern European countries) (together as "Europe"), Greater China, India and indirectly through our Worldwide Network alliances ("WWN alliances").
All intercompany transactions and balances have been eliminated in consolidation. Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation.
Our condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the unaudited consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented.
During the first quarter of 2024, we changed the presentation of certain data royalty and project fulfillment costs in our condensed consolidated statement of income. Specifically, we changed the classification of these costs from "Selling and administrative expenses" to "Cost of services (exclusive of depreciation and amortization)", as we believe that presenting these costs based on their nature, as opposed to their function as was done historically, provides more useful information and enhances transparency. Prior year period results have been recast to reflect this change in presentation and to conform to the current period presentation. As a result, we reclassified $11.9 million and $30.8 million for the three months ended March 31, 2023 and for the year ended December 31, 2023, respectively, from "Selling and administrative expenses" to "Cost of services (exclusive of depreciation and amortization)". This reclassification has no impact on total operating costs, operating income, net income (loss), earnings (loss) per share or segment results. Additionally, the reclassification has no impact on the consolidated balance sheets or consolidated statements of cash flows.

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
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04 "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance in ASU No. 2020-04. On December 21, 2022, the FASB issued ASU No. 2022-06 which extends the transition date to December 31, 2024. During the second quarter of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

2023, we modified agreements governing our Senior Secured Credit Facility and interest rate swaps to complete the transition of reference rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). This transition did not result in a financial impact to our consolidated financial statements.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280)." The guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in this ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, beginning after December 15, 2024. We do not expect the adoption of this authoritative guidance to have a material impact on our consolidated balance sheets, statements of operations and statements of cash flows.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)", which requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2024. The guidance is to be applied on a prospective basis, though retrospective application is permitted. We do not expect the adoption of this authoritative guidance to have a material impact on our consolidated balance sheets, statements of operations and statements of cash flows.
Note 3 -- Revenue
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2024 is as follows:

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Future revenue	$1,124.5	$781.0	$498.3	$220.9	$156.6	$264.7	$3,046.0

The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Timing of Revenue Recognition

	Three months ended March 31,
	2024	2023
Revenue recognized at a point in time	$214.5	$215.6
Revenue recognized over time	350.0	324.8
Total revenue recognized	$564.5	$540.4
Contract Balances

	At March 31, 2024	At December 31, 2023
Accounts receivable, net	$170.0	$258.0
Short-term contract assets (1)	$8.6	$4.3
Long-term contract assets (2)	$21.1	$18.0
Short-term deferred revenue	$622.5	$590.0
Long-term deferred revenue (3)	$26.3	$19.7

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

The decrease in accounts receivable of $88.0 million from December 31, 2023 to March 31, 2024 was primarily due to seasonal fluctuation.

The increase in deferred revenue of $39.1 million from December 31, 2023 to March 31, 2024 was primarily due to cash payments received or due in advance of satisfying our performance obligations, largely offset by $261.7 million of revenue recognized that was included in the deferred revenue balance at December 31, 2023.

The increase in contract assets of $7.4 million was primarily due to new contract assets recognized, net of new amounts reclassified to receivables during 2024, partially offset by $13.3 million of contract assets included in the balance at January 1, 2024 that were reclassified to receivable when they became unconditional.

See Note 16 for a schedule detailing the disaggregation of revenue.
Assets Recognized for the Costs to Obtain a Contract
Commission assets, net of accumulated amortization included in deferred costs, were $162.6 million and $161.7 million as of March 31, 2024 and December 31, 2023, respectively.
The amortization of commission assets was $12.1 million and $10.3 million for the three months ended March 31, 2024 and 2023, respectively.
Note 4 -- Restructuring Charges

We incurred restructuring charges (which generally consist of employee severance costs and contract terminations). These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
Three months ended March 31, 2024 vs. Three months ended March 31, 2023
We recorded total restructuring charges of $3.4 million for the three months ended March 31, 2024, consisting of:

•Severance costs of $2.9 million under ongoing benefit arrangements. Approximately 65 employees were impacted. Most of the employees impacted exited the Company by the end of the first quarter of 2024. The cash payments for these employees will be substantially completed by the end of the third quarter of 2024; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $0.5 million.
We recorded total restructuring charges of $4.2 million for the three months ended March 31, 2023, consisting of:

•Severance costs of $3.1 million under ongoing benefit arrangements. Approximately 50 employees were impacted. Most of the employees impacted exited the Company by the end of the first quarter of 2023. The cash payments for these employees were substantially completed by the end of the third quarter of 2023; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $1.1 million.

The following table sets forth the restructuring reserves and utilization included within "Accrued payroll" in the condensed consolidated balance sheets for the three months ended March 31, 2024 and March 31, 2023, respectively:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Severance	Contract termination and other exit costs	Total

2024:
Balance remaining as of December 31, 2023	$2.4	$0.8	$3.2
Charge taken during first quarter 2024 (1)	2.9	0.1	3.0
Payments made during first quarter 2024	(2.6)	(0.4)	(3.0)
Balance remaining as of March 31, 2024	$2.7	$0.5	$3.2

2023:
Balance remaining as of December 31, 2022	$4.8	$2.2	$7.0
Charge taken during first quarter 2023 (1)	3.1	0.5	3.6
Payments made during first quarter 2023	(4.0)	(0.8)	(4.8)
Balance remaining as of March 31, 2023	$3.9	$1.9	$5.8
(1)Balance excludes charges accounted for under ASU No. 2016-02, "Leases (Topic 842)."

Note 5 -- Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

		March 31, 2024			December 31, 2023
	Maturity	Principal amount	Debt issuance costs and discount*	Carrying value	Principal amount	Debt issuance costs and discount*	Carrying value
Debt maturing within one year:
2029 Term loan B (1)	January 18, 2029	$31.0	$—	$31.0	$—	$—	$—
2026 Term loan (1)	Fully paid off in January 2024	—	—	—	28.1	—	28.1
2029 Term loan (1)	Fully paid off in January 2024	—	—	—	4.6	—	4.6
Total short-term debt		$31.0	$—	$31.0	$32.7	$—	$32.7

Debt maturing after one year:
2029 Term loan B (1)	January 18, 2029	$3,072.6	$20.9	$3,051.7	$—	$—	$—
2026 Term loan (1)	Fully paid off in January 2024	—	—	—	2,623.6	33.0	2,590.6
2029 Term loan (1)	Fully paid off in January 2024	—	—	—	447.3	5.3	442.0
Revolving facility (1) (2)	February 15, 2029	—	—	—	25.0	—	25.0
5.000% Senior unsecured notes (1)	December 15, 2029	460.0	4.9	455.1	460.0	5.1	454.9
Total long-term debt		$3,532.6	$25.8	$3,506.8	$3,555.9	$43.4	$3,512.5
Total debt		$3,563.6	$25.8	$3,537.8	$3,588.6	$43.4	$3,545.2
*Initial debt issuance costs were recorded as a reduction of the carrying amount of the debt and amortized over the contractual term of the debt. Balances represent the unamortized portion of debt issuance costs and discounts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

(1) The 5.000% Senior Unsecured Notes and the Senior Secured Credit Facilities contain certain covenants that limit our ability to incur additional indebtedness and guarantee indebtedness, create liens, engage in mergers or acquisitions, sell, transfer or otherwise dispose of assets, pay dividends and distributions or repurchase capital stock, prepay certain indebtedness and make investments, loans and advances. We were in compliance with these non-financial covenants at March 31, 2024 and December 31, 2023.
(2) The Revolving Facility contains a springing financial covenant requiring compliance with a maximum ratio of first lien net indebtedness to consolidated EBITDA of 6.75. The financial covenant applies only if the aggregate principal amount of borrowings under the Revolving Facility and certain outstanding letters of credit exceeds 35% of the total amount of commitments under the Revolving Facility on the last day of any fiscal quarter. The financial covenant did not apply at March 31, 2024 and December 31, 2023.

Senior Secured Credit Facilities
On February 8, 2019, the Company entered into a credit agreement governing its Senior Secured Credit Facilities (the "Senior Secured Credit Facilities"). Subsequently, the credit agreement has been amended several times. Currently, the Senior Secured Credit Facilities consist of a senior secured term loan facility and a senior secured revolving credit facility.

On January 29, 2024, we amended our credit agreement related to the then existing $451.9 million term loan with a maturity date of January 18, 2029 (the "2029 Term Loan"), to reduce its interest rate by 0.25%, resulting in a margin spread of SOFR plus 2.75% per annum and to increase the then existing term loan facility by $2,651.7 million to establish a new term loan with an aggregate principal amount of $3,103.6 million and a maturity date of January 18, 2029 (“2029 Term Loan B”). The proceeds from the 2029 Term Loan B were used to fully repay the previously existing term loans, including the senior secured term loan with a maturity date of February 8, 2026 (the "2026 Term Loan") and the 2029 Term Loan. As a result, we recorded a loss on debt extinguishment of $37.1 million related to the unamortized debt issuance costs associated with the then existing 2026 and 2029 Term Loan. The loss was recorded within “Non-operating income (expense)-net” for the three months ended March 31, 2024. Initial debt issuance costs of $21.6 million related to the 2029 Term Loan B were recorded as a reduction of the carrying amount of long term debt and will be amortized over the contractual term of the term loan. Concurrently, we also amended our credit agreement governing the Revolving Facility to extend the maturity date to February 15, 2029, and to reduce the applicable margin by 50 basis points, resulting in a margin spread of SOFR plus 2.50% per annum, subject to a leverage-based pricing grid. The Credit Spread Adjustment under the Revolving Facility was also removed as part of the amendment. Total fees paid associated with the amendment of the Revolving Facility were $5.0 million, which is deferred and amortized over the term of the new arrangement, together with the original unamortized deferred costs.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin over a SOFR or LIBOR for the interest period relevant to such borrowing, subject to interest rate floors, and secured by substantially all of the Company’s assets. We completed the transition of reference rate from LIBOR to SOFR in the second quarter of 2023. We utilized the expedients set forth in ASC Topic 848, including those relating to derivative instruments used in hedging relationships. This transition did not result in a financial impact to our consolidated financial statements.

Other details of the Senior Secured Credit Facilities:
•For the 2029 Term Loan B, beginning June 30, 2024, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on January 18, 2029. The 2029 Term Loan B bears interest at a rate per annum equal to 275 basis points over a SOFR rate for the interest period. The interest rate associated with the outstanding balance of the 2029 Term Loan B at March 31, 2024 was 8.082%.
•For the previously existing 2029 Term Loan, beginning June 30, 2022, the principal amount was required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on January 18, 2029. The interest rate per annum for the 2029 Term Loan was based on a SOFR rate plus a margin of 325 basis points at December 31, 2023. The interest rate associated with the outstanding balance of the 2029 Term Loan at December 31, 2023 was 8.355%.
•For the previously existing 2026 Term Loan, beginning June 30, 2020, the principal amount was required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on February 8, 2026. The interest rate per annum for the 2026 Term Loan was based on a SOFR rate plus a margin of 285 basis points, inclusive of the SOFR credit spread adjustment, at December 31, 2023. The interest rate associated with the outstanding balance of the 2026 Term Loan at December 31, 2023 was 8.205%.
•Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus 250 basis points, subject to a leverage-based pricing grid, at March 31, 2024 and 310 basis points over a SOFR rate, inclusive of the SOFR credit spread adjustment, at December 31, 2023. The aggregate amount available under the Revolving

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Facility is $850 million. The available borrowings under the Revolving Facility at March 31, 2024 and December 31, 2023 were $850.0 million and $825.0 million, respectively. The interest rate associated with the outstanding balance of the Revolving Facility at December 31, 2023 was 8.462%. Initial debt issuance costs related to the Revolving Facility were included in "Other non-current assets" on the consolidated balance sheet and are amortized over the term of the Revolving Facility.
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $9.6 million at March 31, 2024 and $10.2 million at December 31, 2023.
We entered into interest rate swaps and cross currency interest rate swaps, with various maturity dates, in order to manage the impact of interest rate changes. As of March 31, 2024 and December 31, 2023, we had interest rate swap contracts of $2,750 million and cross-currency interest rate contracts with an aggregate notional amount of $625 million and $375 million, respectively. See Note 13 for more detailed discussion.
Note 6 -- Accounts Receivable Securitization Facility

In September 2022, the Company entered into a three-year revolving securitization facility agreement to transfer customer receivables of one of our U.S. subsidiaries (“Originator”) through our bankruptcy-remote subsidiary (“SPE”) to a third-party financial institution (“Purchaser”) on a recurring basis in exchange for cash equal to the gross receivables transferred. The facility had a monthly drawing limit of $215 million at both March 31, 2024 and December 31, 2023. Transfers of our U.S. accounts receivable from the SPE to the Purchaser are accounted for as a sale of financial assets, and the accounts receivable are derecognized from the consolidated financial statements, as the SPE transfers effective control and risk associated with the transferred accounts receivable. Other than collection and administrative responsibilities, the Company and related subsidiaries have no continuing involvement in the transferred accounts receivable. The accounts receivable, once sold, are no longer available to satisfy creditors of the Company or the related subsidiaries in the event of bankruptcy. These sales are transacted at the face value of the relevant accounts receivable. The future outstanding balance of trade receivables that will be sold is expected to vary based on the level of activity and other factors. The receivables sold are fully guaranteed by the SPE that also pledges further accounts receivable as collateral under this agreement. The Company controls and therefore consolidates the SPE in its consolidated financial statements.

The Company derecognized accounts receivable of $232.5 million and $256.6 million for the three months ended March 31, 2024 and 2023, respectively. The Company collected $232.5 million and $256.6 million of accounts receivable sold under this agreement during the three months ended March 31, 2024 and 2023, respectively. Unsold accounts receivable of $37.9 million and $112.0 million were pledged by the SPE as collateral to the Purchaser as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, recourse liability related to the receivables sold that has not been collected was immaterial.

Fees incurred for the facility, including fees for administrative responsibilities, during the three months ended March 31, 2024 and 2023, were $3.8 million and $3.1 million, respectively, and have been reflected within "Non-operating income (expense) – net" in the condensed consolidated statements of operations and comprehensive income (loss).

Cash activity related to the facility is reflected in "Net cash provided by operating activities" in the condensed consolidated statements of cash flows.

Note 7 -- Other Assets and Liabilities

Other Non-Current Assets:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	March 31, 2024	December 31, 2023
Right of use assets (1)	$48.6	$43.1
Prepaid pension assets	5.6	5.6
Investments	21.4	20.6
Deferred income tax	16.2	17.2
Long-term contract assets	21.1	18.0
Prepaid cloud computing fees and deferred implementation costs	29.0	23.2
Other	64.7	60.1
Total	$206.6	$187.8
(1)We recognized $9.6 million related to new operating leases for the three months ended March 31, 2024.

Other Accrued and Current Liabilities:

	March 31, 2024	December 31, 2023
Accrued operating costs	$96.4	$94.3
Accrued interest expense	10.8	5.3
Short-term lease liability (1)	14.3	15.0
Accrued income tax	2.1	15.3
Other accrued liabilities (2)	48.9	66.2
Total	$172.5	$196.1
(1)We recognized $0.1 million related to new operating leases for the three months ended March 31, 2024.
(2)The decrease was primarily driven by lower interest rate swap liabilities and payments for prior year accrued liabilities.

Other Non-Current Liabilities:

	March 31, 2024	December 31, 2023
Deferred revenue - long term	$26.3	$19.7
U.S. tax liability associated with the 2017 Act	29.4	29.4
Long-term lease liability (1)	40.0	33.8
Liabilities for unrecognized tax benefits	14.7	19.8
Other	19.4	15.5
Total	$129.8	$118.2
(1)We recognized $9.5 million related to new operating leases for the three months ended March 31, 2024.
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

In accordance with ASC 450 Contingencies, the Company is continuing to defend the claims and evaluate any potential exposure; however, at this time we have no basis to determine that a loss in connection with this matter is both probable and reasonably estimable, and thus no reserve has been established.

Batis v. Dun & Bradstreet Holdings, Inc., No. 4:22-cv-01924-AGT (N.D.Cal.)

On March 25, 2022, Plaintiff Odette R. Batis filed a Class Action Complaint against the Company, alleging that the Company used the purported class members’ names and personas to promote paid subscriptions to the Company’s Hoovers product website without consent, in violation of the California right of publicity statute, California common law prohibiting misappropriation of a name or likeness and California’s Unfair Competition Law. On June 30, 2022, the Company filed a motion to dismiss the Complaint pursuant to California’s anti-SLAPP statute. On February 10, 2023, the District Court denied the motion to dismiss. The decision was subject to an automatic right of appeal, and the Company has appealed the matter to the Ninth Circuit. On January 18, 2024, the Ninth Circuit affirmed the district court’s determination that the anti-SLAPP statute does not apply. On February 1, 2024, D&B filed a petition for rehearing or rehearing en banc seeking to vacate the Ninth Circuit ruling. Subsequently, on February 15, 2024, the Ninth Circuit issued an order stating that the petition will be held in abeyance pending the resolution of en banc rehearing of another similar case pending before the Ninth Circuit, Martinez v. ZoomInfo Technologies, Inc. (“Martinez”). On March 1, 2024, the Ninth Circuit vacated the en banc rehearing in the Martinez case. On March 7, 2024, the parties wrote a joint letter requesting that the pending petition for rehearing be determined.

In accordance with ASC 450 Contingencies, the Company is continuing to defend the claims and evaluate any potential exposure; however, at this time we have no basis to determine that a loss in connection with this matter is both probable and reasonably estimable, and thus no reserve has been established.

Note 9 -- Income Taxes

The effective tax rate for the three months ended March 31, 2024 was 66.0%, reflecting a tax benefit of $44.2 million on pre-tax loss of $67.0 million, compared to 26.0% for the three months ended March 31, 2023, which reflected a tax benefit of $11.8 million on pre-tax loss of $45.4 million. The change in the effective tax rate for the three months ended March 31, 2024 compared to the prior year quarter was primarily a result of a decrease to our uncertain tax positions as a result of an audit settlement and a reduction to the Global Intangible Low-Taxed Income ("GILTI") inclusion in the U.S. due to an election allowing for the exclusion of certain income, partially offset by the impact of the Global Anti-Base Erosion and Profit Shifting ("BEPS") - Pillar Two Global Minimum Tax introduced by The Organization for Economic Co-operation and Development ("OECD").

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Note 10 -- Pension and Postretirement Benefits
Net Periodic Pension Cost
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension plans		Postretirement benefit obligations
	Three months ended March 31,		Three months ended March 31,
	2024	2023	2024	2023
Components of net periodic cost (income):
Service cost	$0.4	$0.4	$—	$—
Interest cost	15.4	16.0	—	—
Expected return on plan assets	(19.9)	(19.9)	—	—
Amortization of prior service cost (credit)	—	—	(0.1)	(0.1)
Amortization of actuarial loss (gain)	(0.3)	(0.6)	—	—
Net periodic cost (income)	$(4.4)	$(4.1)	$(0.1)	$(0.1)

Note 11 -- Stock Based Compensation
The following table sets forth the components of our stock-based compensation and expected tax benefit for the three months ended March 31, 2024 and 2023 related to the plans in effect during the respective period:

	Three months ended March 31,
Stock-based compensation expense:	2024	2023
Restricted stock and restricted stock units	$16.1	$15.8
Stock options (1)	1.8	4.7
Total compensation expense	$17.9	$20.5

Expected tax benefit:
Restricted stock and restricted stock units	$1.6	$1.7
Stock options	0.1	0.2
Total expected tax benefit	$1.7	$1.9
(1)Lower expense for stock options was primarily due to the impact of the accelerated attribution method used to recognize expense for the performance-based stock option grants.

Stock Options

We accounted for stock options based on grant date fair value. Service condition options were valued using the Black-Scholes valuation model. Market condition options were valued using a Monte Carlo valuation model.

The following table summarizes the stock options activity for the three months ended March 31, 2024:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Stock options
	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2024	10,865,868	$19.31	5.7	$—
Granted	—	$—
Forfeited	(64,499)	$15.89
Exercised	—	$—
Balances, March 31, 2024	10,801,369	$19.33	5.5	$—

Expected to vest as of March 31, 2024	4,721,369	$15.89	8.4	$—
Exercisable as of March 31, 2024	6,080,000	$22.00	3.2	$—

As of March 31, 2024, total unrecognized compensation cost related to stock options was $5.4 million, which was expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock units are valued on the award grant date at the closing market price of our stock.

The following table summarizes the restricted stock and restricted stock units activity for the three months ended March 31, 2024:

	Restricted stock and Restricted stock units
	Number of shares	Weighted-average grant date fair value	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2024	8,682,523	$13.78	1.0	$101.6
Granted	5,290,217	$10.44
Forfeited	(68,486)	$13.22
Vested	(2,909,844)	$14.47
Balances, March 31, 2024	10,994,410	$11.99	1.5	$110.4

As of March 31, 2024, total unrecognized compensation cost related to non-vested restricted stock and restricted stock units was $88.2 million, which is expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Plan ("ESPP")

Under the Dun & Bradstreet Holdings, Inc. Employee Stock Purchase Plan, eligible employees are allowed to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. The Company contributes varying matching amounts to employees, as specified in the plan document, after a one year holding period. We recorded the associated expense of $0.6 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.
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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2024	2023
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(23.2)	$(33.7)

Weighted average number of shares outstanding-basic	431,555,922	429,584,681
Weighted average number of shares outstanding-diluted (1)	431,555,922	429,584,681

Earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.:
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)
(1)The weighted average number of shares outstanding used in the computation of diluted earnings per share for the three months ended March 31, 2024 and 2023, excludes the effect of 10.9 million and 11.7 million, respectively, of potentially issuable common shares that are anti-dilutive to the diluted earnings per share computation.
Below is a reconciliation of our common stock issued and outstanding:

	Common Shares	Treasury Shares (1)	Common Shares Outstanding
Shares as of December 31, 2023	439,735,256	(886,920)	438,848,336
Shares issued for the three months ended March 31, 2024	4,820,581	N/A	4,820,581
Shares forfeited for the three months ended March 31, 2024 (2)	(933,114)	N/A	(933,114)
Shares as of March 31, 2024	443,622,723	(886,920)	442,735,803
(1)Primarily related to the forfeiture of unvested incentive units granted prior to the IPO.
(2)Includes shares surrendered related to payroll tax withheld for the vested restricted shares.

The following dividends were declared by our Board of Directors and subsequently paid during the three months ended March 31, 2024:

Declaration Date	Record Date	Payment Date	Dividends Per Share
February 8, 2024	March 7, 2024	March 21, 2024	$0.05
Dividends accrued for restricted shares are contingent and payable upon vesting of the underlying restricted shares.

Note 13 -- Financial Instruments

The Company is exposed to global market risks, including risks from changes in foreign exchange rates and changes in interest rates. Accordingly, we use derivatives to manage the aforementioned financial exposures that occur in the normal course of business. We do not use derivatives for trading or speculative purposes. By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at March 31, 2024 and December 31, 2023, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures and by selection of reputable counterparties. Collateral is generally not required for these types of investments.
Our trade receivables do not represent a significant concentration of credit risk at March 31, 2024 and December 31, 2023, because we sell to a large number of clients in different geographical locations and industries.
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
Effective on August 28, 2023, we amended our interest rate swap agreements with an aggregate notional amount of $1,000 million that originally matured on March 27, 2024 ("2024 interest rate swaps"). The amendments extend the maturity date to March 27, 2025. Under the amended agreements, the Company pays a fixed rate of 3.214% and receives the one-month SOFR rate. As a result of the amendment, the 2024 interest rate swaps were de-designated and the unrealized gain of $29.0 million included within accumulated other comprehensive income (loss) was frozen and will be systematically reclassified to earnings as a reduction to interest expense over the original term of the 2024 interest rate swaps. Additionally, the amended swaps had an aggregate fair value of $29.0 million at inception and will be ratably recorded to accumulated other comprehensive income (loss) and reclassified to earnings as an increase to interest expense over the term of the amended interest rate swaps. At the inception of the amended interest rate swaps, we performed a quantitative effectiveness assessment and determined that the swaps qualified for cash flow hedge accounting. Changes in the fair value of the hedging instruments are recorded in OCI, net of tax, and reclassified to earnings in the same line item associated with the hedged item when the hedged item impacts earnings. Additionally, we perform quantitative tests to assess hedging effectiveness over the remaining life of the amended swaps.
On February 2, 2023, the Company entered into three-year interest rate swaps with an aggregate notional amount of $1,500 million, effective January 27, 2023 through February 8, 2026. For these swaps, the Company pays a fixed rate of 3.695% and received the one-month LIBOR rate through June 27, 2023 and receives the one-month Term SOFR rate after June 27, 2023 for the remainder of the term.
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
The following table summarizes our interest rate swaps as of March 31, 2024 and December 31, 2023:

Expiration date	Fixed rate	Notional amount
		March 31, 2024	December 31, 2023
February 27, 2025	1.629%	$250	$250
March 27, 2025	3.214%	1,000	1,000
February 8, 2026	3.695%	1,500	1,500
Total interest rate swaps		$2,750	$2,750
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
As of March 31, 2024 and December 31, 2023, the notional amounts of our foreign exchange contracts were $523.9 million and $653.1 million, respectively.
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
On February 28, 2024, we executed three tranches of cross currency swaps with a total notional amount of $250 million (€230.6). Two tranches have a notional amount of $75 million each with a four-year term, where we receive USD coupons at fixed rates of 1.271% and 1.224%, respectively, and pay EUR coupons of 0%. The remaining tranche has a notional amount of $100 million with a five-year term, where we receive USD coupons at the fixed rate of 1.260%, and pay EUR coupons of 0%. On the maturity date of each tranche, we will receive the respective notional amount in USD and pay the counterparty the same in euros. We received aggregate payments of $0.3 million for the three months ended March 31, 2024. These payments were recorded as contra expense within "Interest expense" in the condensed consolidated statements of operations and comprehensive income (loss). These swaps were terminated on April 16, 2024 and replaced with new swaps with similar notional amounts and terms. Upon the termination of the swaps, we paid cash of $0.4 million, which will be reported in OCI for the three and six months ended June 30, 2024, and will remain within accumulated OCI until the period in which a disposal or substantial liquidation of the entities hedged occurs.

On July 15, 2022, we executed three tranches of cross currency swaps, each with a notional amount of $125 million (€124 million) at two, three, and four-year terms, where we receive USD coupons at fixed rates of 2.205%, 1.883%, and 1.723%, respectively, and pay EUR coupons of 0%. On the maturity date of each tranche, we will receive the notional amount of $125 million, and pay the counterparty €124 million. We received aggregate payments of $1.8 million for both the three months ended March 31, 2024 and 2023. These payments were recorded as contra expense within "Interest expense" in the condensed consolidated statements of operations and comprehensive income (loss). Effective April 19, 2024 we amended our cross currency interest rate swap agreements with an aggregate notional amount of $125 million that mature on July 19, 2024. The amendments extend the maturity date to July 19, 2027. As a result of the amendment, the cross currency interest rate swap with the maturity date of July 19, 2024 was de-designated and the unrealized loss of $0.3 million related to the off-market component included within accumulated other comprehensive income (loss) will be systematically reclassified to earnings as a reduction to interest expense through July 19, 2027.
Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Asset derivatives				Liability derivatives
	March 31, 2024		December 31, 2023		March 31, 2024		December 31, 2023
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cash flow hedge derivative:
Interest rate swaps	Other current assets	$47.1	Other current assets	$33.1	Other accrued & current liabilities	$—	Other accrued & current liabilities	$—
Net investment hedge derivative:
Cross-currency swaps	Other current assets	—	Other current assets	—	Other accrued & current liabilities	27.5	Other accrued & current liabilities	34.1
Total derivatives designated as hedging instruments		$47.1		$33.1		$27.5		$34.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$4.4	Other current assets	$8.0	Other accrued & current liabilities	$0.5	Other accrued & current liabilities	$2.3
Total derivatives not designated as hedging instruments		$4.4		$8.0		$0.5		$2.3
Total derivatives		$51.5		$41.1		$28.0		$36.4

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss):

	Amount of pre-tax net gain or (loss) recognized in OCI on derivative			Amount of gain or (loss) reclassified from accumulated OCI into income			Amount of gain or (loss) recognized in income on derivative
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
Derivatives designated as hedging instruments	2024	2023	Location of gain or (loss) reclassified from accumulated OCI into income	2024	2023	Location of gain or (loss) recognized in income on derivative	2024	2023
Cash flow hedge derivative:
Interest rate swaps	$6.3	$(14.5)	Interest expense	$21.2	$14.3	Interest expense	$21.2	$14.3
Net investment hedge derivative:
Cross-currency swaps	$6.6	$(3.3)		$—	$—		$—	$—

		Amount of gain (loss) recognized in income on derivatives
		Three months ended March 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	2024	2023
Foreign exchange forward contracts	Non-operating income (expense) – net	$1.0	$3.8

The net amount related to the interest rate swaps expected to be reclassified into earnings over the next 12 months is approximately $44 million.

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
The following table summarizes fair value measurements by level at March 31, 2024 for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets for identical assets (level I)	Significant other observable inputs (level II)	Significant unobservable inputs (level III)	Balance at March 31, 2024
Assets:
Cash equivalents (1)	$13.8	$—	$—	$13.8
Other current assets:
Foreign exchange forwards (2)	$—	$4.4	$—	$4.4
Interest rate swap arrangements (3)	$—	$47.1	$—	$47.1
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$0.5	$—	$0.5
Cross-currency swap arrangements (3)	$—	$27.5	$—	$27.5

The following table summarizes fair value measurements by level at December 31, 2023 for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets for identical assets (level I)	Significant other observable inputs (level II)	Significant unobservable inputs (level III)	Balance at December 31, 2023
Assets:
Cash equivalents (1)	$0.9	$—	$—	$0.9
Other current assets:
Foreign exchange forwards (2)	$—	$8.0	$—	$8.0
Interest rate swap arrangements (3)	$—	$33.1	$—	$33.1
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$2.3	$—	$2.3
Cross-currency swap arrangements (3)	$—	$34.1	$—	$34.1
(1)The carrying value of cash equivalents represents fair value as they consist of highly liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.
(2)Fair value is determined based on observable market data and considers a factor for nonperformance in the valuation.
(3)Fair value is determined based on observable market data.
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for both the three months ended March 31, 2024 and 2023.
At March 31, 2024 and December 31, 2023, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Balance at
	March 31, 2024		December 31, 2023
	Carrying amount	Fair value	Carrying amount	Fair value
Long-term debt (1)	$455.1	$423.0	$454.9	$420.3
Revolving facility	$—	$—	$25.0	$24.6
Term loans (2)	$3,082.7	$2,925.2	$3,065.3	$3,003.9
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
Note 14 -- Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) ("AOCI"):

	Foreign currency translation adjustments	Net investment hedge derivative	Defined benefit pension plans	Cash flow hedge derivative	Total
Balance, January 1, 2024	$(142.5)	$(10.5)	$(62.2)	$16.5	$(198.7)
Other comprehensive income (loss) before reclassifications	(35.4)	4.9	—	20.6	(9.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(0.4)	(15.9)	(16.3)
Balance, March 31, 2024	$(177.9)	$(5.6)	$(62.6)	$21.2	$(224.9)

Balance, January 1, 2023	$(172.3)	$2.0	$(58.1)	$48.4	$(180.0)
Other comprehensive income (loss) before reclassifications	6.3	(2.4)	—	(0.1)	3.8
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(0.7)	(10.6)	(11.3)
Balance, March 31, 2023	$(166.0)	$(0.4)	$(58.8)	$37.7	$(187.5)
The following table summarizes the reclassifications out of AOCI:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

		Amount reclassified from accumulated other comprehensive income (loss)
		Three months ended March 31,
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	2024	2023
Defined benefit pension plans:
Amortization of prior service costs	Other income (expense) - net	$(0.1)	$(0.1)
Amortization of actuarial gain/loss	Other income (expense) - net	(0.3)	(0.6)
Cash flow hedge derivative:
Interest rate swaps	Interest expense	(21.2)	(14.3)
Total before tax		(21.6)	(15.0)
Tax benefit (expense)		5.3	3.7
Total reclassifications for the period, net of tax		$(16.3)	$(11.3)

Note 15 -- Goodwill and Intangible Assets

Computer Software and Goodwill:

	Computer software	Goodwill
January 1, 2024	$666.3	$3,445.8
Additions at cost (1)	52.5	—
Amortization	(40.7)	—
Other (2)	(6.7)	(21.1)
March 31, 2024	$671.4	$3,424.7

January 1, 2023	$631.8	$3,431.3
Additions at cost (1)	44.0	—
Amortization	(34.9)	—
Impairment / Write-off	(0.3)	—
Other (2)	2.2	4.4
March 31, 2023	$642.8	$3,435.7

Other Intangibles:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Customer relationships	Reacquired rights	Database	Other indefinite-lived intangibles	Other intangibles	Total
January 1, 2024	$1,316.7	$233.9	$940.6	$1,280.0	$144.7	$3,915.9
Additions at cost	—	—	—	—	0.1	0.1
Amortization	(52.4)	(4.8)	(37.7)	—	(4.1)	(99.0)
Other (2)	(2.6)	(6.3)	(2.4)	—	(0.5)	(11.8)
March 31, 2024	$1,261.7	$222.8	$900.5	$1,280.0	$140.2	$3,805.2

January 1, 2023	$1,536.7	$245.5	$1,100.0	$1,280.0	$157.9	$4,320.1
Additions at cost	—	—	—	—	0.1	0.1
Amortization	(56.8)	(4.7)	(41.0)	—	(4.2)	(106.7)
Other (2)	1.1	2.8	0.1	—	1.1	5.1
March 31, 2023	$1,481.0	$243.6	$1,059.1	$1,280.0	$154.9	$4,218.6
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
We use adjusted EBITDA as the primary profitability measure for making decisions regarding ongoing operations. We define adjusted EBITDA as net income (loss) attributable to Dun & Bradstreet Holdings, Inc. excluding the following items: (i) depreciation and amortization; (ii) interest expense and income; (iii) income tax benefit or provision; (iv) other non-operating expenses or income; (v) equity in net income of affiliates; (vi) net income attributable to non-controlling interests; (vii) equity-based compensation; (viii) restructuring charges; (ix) merger and acquisition-related operating costs; (x) transition costs primarily consisting of non-recurring expenses associated with transformational and integration activities; and (xi) other adjustments include non-recurring charges such as legal expense associated with significant legal and regulatory matters and impairment charges. Our client solution sets are Finance & Risk and Sales & Marketing. Inter-segment sales are immaterial, and no single client accounted for 10% or more of our total revenue.

	Three months ended March 31,
	2024	2023
Revenue:
North America	$386.6	$374.7
International	177.9	165.7
Consolidated total	$564.5	$540.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended March 31,
	2024	2023
Adjusted EBITDA:
North America	$152.1	$150.5
International	64.3	55.6
Corporate and other	(15.1)	(16.1)
Consolidated total	$201.3	$190.0
Depreciation and amortization	(144.0)	(145.4)
Interest expense - net	(83.7)	(53.9)
Benefit (provision) for income taxes	44.2	11.8
Other income (expense) - net	0.1	0.6
Equity in net income of affiliates	0.9	0.8
Net income (loss) attributable to non-controlling interest	(1.3)	(0.9)
Equity-based compensation	(17.9)	(20.5)
Restructuring charges	(3.4)	(4.2)
Merger, acquisition and divestiture-related operating costs	(0.2)	(2.6)
Transition costs (1)	(17.4)	(8.4)
Other adjustments (2)	(1.8)	(1.0)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(23.2)	$(33.7)
(1)Transition costs primarily consisting of non-recurring expenses associated with investments to transform our technology and back-office infrastructure, including investment in the architecture of our technology platforms and cloud-focused infrastructure. The transformation efforts require us to dedicate separate resources in order to develop the new cloud-based infrastructure in parallel with our current environment.
(2)Adjustments were primarily related to legal fees associated with ongoing legal matters discussed in Note 8 and impairment charges.

	Three months ended March 31,
	2024	2023
Depreciation and amortization by segment:
North America	$25.5	$20.1
International	5.8	5.1
Total segments	31.3	25.2
Corporate and other (1)	112.7	120.2
Consolidated total	$144.0	$145.4

Cash paid for capital expenditures by segment:
Capital expenditures:
North America	$0.4	$0.6
International	0.9	0.2
Total segments	1.3	0.8
Corporate and other	—	0.5
Consolidated total	$1.3	$1.3
Additions to computer software and other intangibles:
North America	$47.3	$31.4
International	8.2	8.0
Total segments	55.5	39.4
Corporate and other	0.9	5.2
Consolidated total	$56.4	$44.6

(1)Depreciation and amortization for Corporate and other includes incremental amortization resulting from the application of purchase accounting in connection with historical merger and acquisition transactions.

Supplemental Geographic and Disaggregated Revenue Information:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	March 31, 2024	December 31, 2023
Assets:
North America	$7,491.7	$7,643.3
International	1,487.0	1,492.6
Consolidated total	$8,978.7	$9,135.9

Goodwill:
North America	$2,929.6	$2,929.6
International	495.1	516.2
Consolidated total	$3,424.7	$3,445.8

Other intangibles:
North America	$3,367.6	$3,451.5
International	437.6	464.4
Consolidated total	$3,805.2	$3,915.9

Other long-lived assets (1):
North America	$909.0	$891.6
International	214.3	209.1
Consolidated total	$1,123.3	$1,100.7
Total long-lived assets (1)	$8,353.2	$8,462.4
(1)Excludes deferred income tax of $16.2 million and $17.2 million as of March 31, 2024 and December 31, 2023, respectively, included within "Other non-current assets" in the condensed consolidated balance sheet. See Note 7 for additional details.

	Three months ended March 31,
Disaggregated Revenue:	2024	2023

North America (1):
Finance & Risk	$208.1	$201.2
Sales & Marketing	178.5	173.5
Total North America	$386.6	$374.7
International:
Finance & Risk	$120.0	$110.8
Sales & Marketing	57.9	54.9
Total International	$177.9	$165.7
Total Revenue:
Finance & Risk	$328.1	$312.0
Sales & Marketing	236.4	228.4
Total Revenue	$564.5	$540.4
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
During the three months ended March 31, 2024 and 2023, a significant portion of D&B common stock was collectively held by entities affiliated with Bilcar, LLC ("Bilcar"), Thomas H. Lee Partners, L.P. ("THL"), Cannae Holdings, Inc. ("Cannae Holdings"), CC Capital Partners LLC ("CC Capital"), and for the three months ended March 31, 2023 only, Black Knight, Inc. (("Black Knight") and, together with Bilcar, THL, Cannae Holdings and CC Capital, the "Investor Consortium"). In addition, the Investor Consortium was able to exercise significant voting influence over fundamental and significant corporate matters and transactions by their agreement to vote in favor of the election of five members of our board of directors, which expired on June 30, 2023. Upon the expiration of the voting agreement on June 30, 2023, Black Knight and CC Capital are no longer considered to be related parties.
Our Chief Executive Officer Anthony Jabbour also served as the Chairman and Chief Executive Officer of Black Knight until May 16, 2022, at which time he transitioned to the role of Executive Chairman of the board of directors of Black Knight. Following the acquisition of Black Knight by Intercontinental Exchange, Inc. ("ICE"), Mr. Jabbour resigned from his position as Executive Chairman of Black Knight. Mr. Jabbour is also a member of the board of directors of Paysafe Limited ("Paysafe"), which is an investment held by Cannae Holdings and accounted for as an equity investment. Additionally, William P. Foley II, our Executive Chairman, also previously served as non-executive Chairman of Cannae Holdings and, since February 10, 2024, has served as Chairman, Chief Executive Officer and Chief Investment Officer of Cannae Holdings. Further, our director Richard N. Massey previously served as Chief Executive Officer and a director of Cannae Holdings, and since February 10, 2024, has served as Vice Chairman and a director of Cannae Holdings.
In December 2022, Paysafe signed a 63 month lease agreement with D&B for the occupancy of the fourth floor of our headquarters building in Jacksonville, Florida. Total rental payments over the lease term will aggregate to $4.2 million. We recognized expense credit of $0.3 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. We recorded $0.1 million and $0.2 million within "Other current assets" as of March 31, 2024 and December 31, 2023, respectively, and $0.1 million within "Other non-current liabilities" as of both March 31, 2024 and December 31, 2023.

In June 2021, we entered into a five-year agreement with Black Knight. Pursuant to the agreement, D&B will receive total data license fees of approximately $24 million over a five-year period. Also over the five-year period, Black Knight is engaged to provide certain products and data, as well as professional services for an aggregate fee of approximately $34 million. In addition, D&B and Black Knight will jointly market certain solutions and data. The agreement was approved by our Audit Committee. Related party expenses for the three months ended March 31, 2023 were $0.5 million.

In September 2021, we entered into a 10-year agreement with Paysafe. Pursuant to the agreement, D&B provides data license and risk management solution services to Paysafe. The agreement is cancellable by either party without penalty at each annual anniversary of the contract effective date by providing written notice not less than 90 days prior to the anniversary date. In March 2024, we entered into an additional three-year agreement with Paysafe, pursuant to which D&B will provide Paysafe marketing solutions. Both agreements were approved by our Audit Committee. In connection with the agreements associated with Paysafe, we recognized revenue of $2.1 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, we included a receivable from Paysafe of $1.9 million and $3.4 million, respectively, within "Accounts receivable."

In the normal course of business, we reimburse affiliates for certain travel costs incurred by Dun & Bradstreet Holdings, Inc. executives and board members.

Note 18 -- Subsequent Events

On April 30, 2024, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock. The dividend will be payable on June 20, 2024, to shareholders of record as of June 6, 2024.

Also on April 30, 2024, our Board of Directors authorized a new three-year stock repurchase program, (the "2024 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through April 30, 2027. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time.

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
The risks and uncertainties that forward-looking statements are subject to include, but are not limited to: (i) our ability to implement and execute our strategic plans to transform the business; (ii) our ability to develop or sell solutions in a timely manner or maintain client relationships; (iii) competition for our solutions; (iv) harm to our brand and reputation; (v) unfavorable global economic conditions including, but not limited to, volatility in interest rates, foreign currency markets, inflation, and supply chain disruptions; (vi) risks associated with operating and expanding internationally; (vii) failure to prevent cybersecurity incidents or the perception that confidential information is not secure; (viii) failure in the integrity of our data or systems; (ix) system failures and personnel disruptions, which could delay the delivery of our solutions to our clients; (x) loss of access to data sources or ability to transfer data across the data sources in markets where we operate; (xi) failure of our software vendors and network and cloud providers to perform as expected or if our relationship is terminated; (xii) loss or diminution of one or more of our key clients, business partners or government contracts; (xiii) dependence on strategic alliances, joint ventures and acquisitions to grow our business; (xiv) our ability to protect our intellectual property adequately or cost-effectively; (xv) claims for intellectual property infringement; (xvi) interruptions, delays or outages to subscription or payment processing platforms; (xvii) risks related to acquiring and integrating businesses and divestitures of existing businesses; (xviii) our ability to retain members of the senior leadership team and attract and retain skilled employees; (xix) compliance with governmental laws and regulations; (xx) risks related to registration and other rights held by certain of our largest shareholders; (xxi) an outbreak of disease, global or localized health pandemic or epidemic, or the fear of such an event, including the global economic uncertainty and measures taken in response; (xxii) increased economic uncertainty related to the ongoing conflict between Russia and Ukraine, the conflict in the Middle East, and associated trends in macroeconomic conditions, and (xxiii) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in our consolidated financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 22, 2024, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1, of this Quarterly Report on Form 10-Q and the Company’s other reports or documents filed with the SEC.

The following discussion and analysis of Dun & Bradstreet Holdings, Inc.’s financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements for the three months ended March 31, 2024, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2024. References in this discussion and analysis to “the Company,” “Dun & Bradstreet,” “D&B,” “we,” “us” and “our” refer to Dun & Bradstreet Holdings, Inc. and its subsidiaries.
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
Our Sales & Marketing solutions combine firmographic, personal contact, intent and non-traditional, or alternative data to assist clients in optimizing their sales and marketing strategy by cleansing customer relationship management ("CRM") data and narrowing their focus and efforts on the highest probability prospects. As global competition continues to intensify, businesses need assistance with focusing their sales pipelines into a condensed list so that they can have their best sellers target the highest probability return accounts. We provide invaluable insights into businesses that can help our clients grow their businesses in a more efficient and effective manner.
We leverage these differentiated capabilities to serve a broad set of clients across multiple industries and geographies. As of December 31, 2023, we had a global client base of approximately 240,000, including some of the largest companies in the world. Our data and analytics support a wide range of use cases covering nearly all industry verticals, including financial services, technology, communications, government, retail, transportation and manufacturing. In terms of our geographic footprint, we have an industry-leading presence in North America, an established presence in the United Kingdom and Ireland ("U.K."), Northern Europe (Sweden, Norway, Denmark, Finland, Estonia and Latvia), Central Europe (Germany, Austria, Switzerland and various other central and eastern European countries) (together as "Europe"), Greater China and India through our majority or wholly-owned subsidiaries and a broader global presence through our Worldwide Network alliances ("WWN alliances").

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
Recent Developments
The following developments impact the year-over-year comparability of our results of operations, balance sheet and cash flows:
Debt Refinancing
On January 29, 2024, we amended our credit agreement related to the existing $451.9 million 2029 Term Loan, to reduce its interest rate by 0.25% resulting in a margin spread of SOFR plus 2.75% per annum and to increase the term loan facility by $2,651.7 million to establish a new term loan with an aggregate principal amount of $3,103.6 million (“2029 Term Loan B”) and a maturity date of January 18, 2029. The proceeds from the 2029 Term Loan B were used to fully repay the existing term loans, including the 2026 Term Loan and the 2029 Term Loan. Concurrently, we also amended our credit agreement governing the Revolving Facility to extend the maturity date to February 15, 2029, and to reduce the applicable margin by 50 basis points, resulting in a margin spread of SOFR plus 2.50% per annum, subject to a leverage-based pricing grid. The Credit Spread Adjustment under the Revolving Facility was also removed as part of the amendment.

See Note 5 to the unaudited condensed consolidated financial statements for further discussion.
Stock Repurchase Program

On April 30, 2024, our Board of Directors authorized a new three-year stock repurchase program, (the "2024 Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through April 30, 2027. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time.
Impacts from Macroeconomic Conditions

Our business is impacted by general economic conditions and exposed to global market volatility and uncertainties from the evolving macroeconomic environment and ongoing effects of geopolitical conflicts, such as fluctuations in foreign currency exchange rates, changes in interest rates and inflation trends, and potential economic slowdowns. Approximately 30% of our revenues are generated from non-U.S. markets. Fluctuation of U.S. dollar exchange rates against currencies of markets where we operate, in particular the Euro, British Pound and Swedish Krona, may adversely impact our revenue and profits. See further discussion within the revenue section of the MD&A.
Inflation has been widespread globally since 2022 and short-term inflation expectations remained high in the first quarter of 2024. As a result, interest rates may remain elevated depending on the U.S. Federal Reserve's monetary policy and its reaction to the macroeconomic developments. In a high interest rate environment, borrowing costs for businesses are higher which could result in cautious commercial spending and lower discretionary spending, and consequently lower demand for our Sales & Marketing solutions.
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

We are also exposed to macroeconomic pressure as a result of geopolitical conflicts, including the Russian-Ukraine war, the conflicts in the Middle East and the ongoing global trade tensions. While our financial performance has not been impacted materially by these events, the broader implications of these macro events on our business are difficult to predict and depend on, among many factors, their ultimate impact to our customers, vendors, and the financial markets. We will remain flexible so that we can adjust to events and uncertainties while we continue to move forward.

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
Depreciation and Amortization
Depreciation and amortization expenses consist of depreciation related to investments in property, plant and equipment, as well as amortization of purchased and developed software and other intangible assets, principally database and client relationships recognized in connection with historical merger and acquisition transactions, notably the go-private transaction in 2019 as a result of a private equity buyout.

Non-Operating Income and (Expense) - Net
Non-operating income and (expense) - net includes interest expense, interest income, costs associated with early debt repayments, dividends from cost-method investments, mark-to-market expense related to certain derivatives, and other non-operating income and expenses.
Provision for Income Tax Expense (Benefit)

Provision for income tax expense (benefit) represents international, U.S. federal, state and local income taxes based on income in multiple jurisdictions for our corporate subsidiaries. Additionally, we recognize interest and penalties related to unrecognized tax benefits in provision (benefit) for income taxes.

Key Metrics
In addition to reporting GAAP results, we evaluate performance and report our results on the non-GAAP financial measures discussed below. We believe that the presentation of these non-GAAP measures provides useful information to investors and rating agencies regarding our results, operating trends and performance between periods. These non-GAAP financial measures include organic revenue, adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA"), adjusted EBITDA margin, adjusted net income and adjusted net earnings per diluted share. Adjusted results are non-GAAP measures that adjust for the impact due to certain acquisition and divestiture related revenue and expenses, such as costs for banker fees, legal fees, due diligence, retention payments and contingent consideration adjustments, restructuring charges, equity-based compensation, transition costs and other non-core gains and charges that are not in the normal course of our business such as costs associated with early debt redemptions, gains and losses on sales of businesses, impairment charges, the effect of significant changes in tax laws and material tax and legal settlements. We exclude amortization of recognized intangible assets resulting from the application of purchase accounting because it is non-cash and not indicative of our ongoing and underlying operating performance. Intangible assets are recognized as a result of historical merger and acquisition transactions. We believe that recognized intangible assets by their nature are fundamentally different from other depreciating assets that are replaced on a predictable operating cycle. Unlike other depreciating assets, such as developed and purchased software licenses or property and equipment, there is no replacement cost once these recognized intangible assets expire and the assets are not replaced. Additionally, our costs to operate, maintain and extend the life of acquired intangible assets and purchased intellectual property are reflected in our operating costs as personnel, data fees, facilities, overhead and similar items. Management believes it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation. Amortization of recognized intangible assets will recur in future periods until such assets have been fully amortized. In addition, we isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both after and before the effects of foreign exchange rate changes. The change in revenue performance attributable to foreign currency rates is determined by converting both our prior and current periods’ foreign currency revenue by a constant rate. As a result, we monitor our revenue growth both after and before the effects of foreign exchange rate changes. We believe that these supplemental non-GAAP financial measures provide management and other users with additional meaningful financial information that should be considered when assessing our ongoing performance and comparability of our operating results from period to period. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the factors management uses in planning for and forecasting future periods. Non-GAAP financial measures should be viewed in addition to, and not as an alternative to our reported results prepared in accordance with GAAP.

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
•transition costs primarily consisting of non-recurring expenses associated with investments to transform our technology and back-office infrastructure, including investment in the architecture of our technology platforms and cloud-focused infrastructure. The transformation efforts require us to dedicate separate resources in order to develop the new cloud-based infrastructure in parallel with our current environment. These costs, as well as other expenses associated with transformational activities, are incremental and redundant costs that will not recur after we achieve our objectives and are not representative of our underlying operating performance. We believe that excluding these costs from our non-GAAP measures provides a better reflection of our ongoing cost structure; and

•other adjustments include non-recurring charges such as legal expense associated with significant legal and regulatory matters and impairment charges.
We calculate adjusted EBITDA margin by dividing adjusted EBITDA by revenue.
Adjusted Net Income
We define adjusted net income as net income (loss) attributable to Dun & Bradstreet Holdings, Inc. adjusted for the following items:
•incremental amortization resulting from the application of purchase accounting. We exclude amortization of recognized intangible assets resulting from the application of purchase accounting because it is non-cash and is not indicative of our ongoing and underlying operating performance. The Company believes that recognized intangible assets by their nature are fundamentally different from other depreciating assets that are replaced on a predictable operating cycle. Unlike other depreciating assets, such as developed and purchased software licenses or property and equipment, there is no replacement cost once these recognized intangible assets expire and the assets are not replaced. Additionally, the Company’s costs to operate, maintain and extend the life of acquired intangible assets and purchased intellectual property are reflected in the Company’s operating costs as personnel, data fees, facilities, overhead and similar items;

•equity-based compensation;
•restructuring charges;
•merger, acquisition and divestiture-related operating costs;
•transition costs primarily consisting of non-recurring expenses associated with investments to transform our technology and back-office infrastructure, including investment in the architecture of our technology platforms and cloud-focused infrastructure. The transformation efforts require us to dedicate separate resources in order to develop the new cloud-based infrastructure in parallel with our current environment. These costs, as well as other expenses associated with transformational activities, are incremental and redundant costs that will not recur after we achieve our objectives and are not representative of our underlying operating performance. We believe that excluding these costs from our non-GAAP measures provides a better reflection of our ongoing cost structure;
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

•other adjustments include non-recurring charges such as legal expense associated with significant legal and regulatory matters and impairment charges;
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

Results of Operations

GAAP Results (In millions except per share data):

	Three months ended March 31,
	2024	2023
Revenue	$564.5	$540.4
Cost of services (exclusive of depreciation and amortization) (1)	224.1	207.8
Selling and administrative expenses (1)	176.4	175.1
Depreciation and amortization	144.0	145.4
Restructuring charges	3.4	4.2
Operating costs	547.9	532.5
Operating income (loss)	16.6	7.9
Interest income	1.6	1.4
Interest expense	(85.3)	(55.3)
Other income (expense) - net	0.1	0.6
Non-operating income (expense) - net	(83.6)	(53.3)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(67.0)	(45.4)
Less: provision (benefit) for income taxes	(44.2)	(11.8)
Equity in net income of affiliates	0.9	0.8
Net income (loss)	(21.9)	(32.8)
Less: net (income) loss attributable to the non-controlling interest	(1.3)	(0.9)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(23.2)	$(33.7)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.05)	$(0.08)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.05)	$(0.08)
Weighted average number of shares outstanding-basic	431.6	429.6
Weighted average number of shares outstanding-diluted	431.6	429.6

Net income (loss) margin (2)	(4.1)%	(6.2)%
(1)Prior year period results have been recast to reflect the change in presentation and to conform to the current period presentation. See Note 1 to the unaudited condensed consolidated financial statements for further discussion. For the three months ended March 31, 2023, we reclassified $11.9 million from Selling and administrative expenses to Cost of services (exclusive of depreciation and amortization). This reclassification has no impact on total operating costs, operating income, net income (loss), earnings (loss) per share or segment results. Additionally, the reclassification has no impact on the unaudited consolidated balance sheets or unaudited consolidated statement of cash flows.
(2)Net income (loss) margin is defined as Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. divided by Revenue.

The table below sets forth our key performance measures including non-GAAP measures for the periods indicated (In millions, except per share data):

	Three months ended March 31,
	2024	2023
Total revenue	$564.5	$540.4
Adjusted EBITDA	$201.3	$190.0
Adjusted EBITDA margin	35.7%	35.2%
Adjusted net income	$85.0	$80.5
Adjusted net earnings per diluted share	$0.20	$0.19
Reconciliations of non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (In millions, except per share amounts):

	Three months ended March 31,
	2024	2023
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(23.2)	$(33.7)
Depreciation and amortization	144.0	145.4
Interest expense - net	83.7	53.9
(Benefit) provision for income tax - net	(44.2)	(11.8)
EBITDA	160.3	153.8
Other income (expense) - net	(0.1)	(0.6)
Equity in net income of affiliates	(0.9)	(0.8)
Net income (loss) attributable to non-controlling interest	1.3	0.9
Equity-based compensation	17.9	20.5
Restructuring charges	3.4	4.2
Merger, acquisition and divestiture-related operating costs	0.2	2.6
Transition costs	17.4	8.4
Other adjustments	1.8	1.0
Adjusted EBITDA	$201.3	$190.0

North America	$152.1	$150.5
International	64.3	55.6
Corporate and other	(15.1)	(16.1)
Adjusted EBITDA	$201.3	$190.0

	Three months ended March 31,
	2024	2023
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(23.2)	$(33.7)
Incremental amortization of intangible assets resulting from the application of purchase accounting	110.8	118.5
Equity-based compensation	17.9	20.5
Restructuring charges	3.4	4.2
Merger, acquisition and divestiture-related operating costs	0.2	2.6
Transition costs	17.4	8.4
Merger, acquisition and divestiture-related non-operating costs	0.1	—
Debt refinancing and extinguishment costs	37.1	—
Non-operating pension-related income	(5.0)	(4.6)
Non-cash gain from interest rate swap amendment (1)	(7.8)	—
Other adjustments	1.8	1.0
Tax impact of non-GAAP adjustments	(63.6)	(37.4)
Other tax effect adjustments	(4.1)	1.0
Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$85.0	$80.5
Adjusted net earnings per diluted share	$0.20	$0.19
Weighted average number of shares outstanding - diluted	435.7	431.5
(1)Amount represents non-cash amortization gain resulted from the amendment of our interest rate swap derivatives. The amount is reported within "Interest expense-net" for the three months ended March 31, 2024. See Note 13 to the unaudited condensed consolidated financial statements for a more detailed discussion.

Revenue
Three months ended March 31, 2024 versus Three months ended March 31, 2023
Total revenue was $564.5 million for the three months ended March 31, 2024, compared to $540.4 million for the three months ended March 31, 2023, an increase of $24.1 million, or 4.5% (4.1% before the effect of foreign exchange). The increase was attributable to growth in the underlying business and the positive impact of foreign exchange, partially offset by the impact of a divestiture of a business-to-consumer business in Finland in the fourth quarter of 2023.
Excluding the impact of the divestiture of $0.6 million and the positive impact of foreign exchange of $1.7 million, total organic revenue increased $23.0 million, or 4.3%, reflecting growth across both of our segments. The changes in revenue are discussed further in the segment level discussion below.

Revenue by segment was as follows (In millions):

	Three months ended March 31,
	2024	2023	$ Increase (decrease)	% Increase (decrease)
North America:
Finance & Risk	$208.1	$201.2	$6.9	3.5%
Sales & Marketing	178.5	173.5	5.0	2.9%
Total North America	$386.6	$374.7	$11.9	3.2%
International:
Finance & Risk	$120.0	$110.8	$9.2	8.3%
Sales & Marketing	57.9	54.9	3.0	5.5%
Total International	$177.9	$165.7	$12.2	7.4%
Total Revenue:
Finance & Risk	$328.1	$312.0	$16.1	5.2%
Sales & Marketing	236.4	228.4	8.0	3.5%
Total Revenue	$564.5	$540.4	$24.1	4.5%

North America Segment
For the three months ended March 31, 2024, North America revenue increased $11.9 million, or 3.2% (both after and before the effect of foreign exchange) compared to the three months ended March 31, 2023. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended March 31, 2024, North America Finance & Risk revenue increased $6.9 million, or 3.5% (3.4% before the effect of foreign exchange) compared to the three months ended March 31, 2023, primarily due to a net increase in revenue across our Third Party Risk, Supply Chain Management and Finance Solutions of approximately $9 million, partially offset by decreased revenue of approximately $2 million from our Credibility Solutions.

Sales & Marketing
For the three months ended March 31, 2024, North America Sales & Marketing revenue increased $5.0 million, or 2.9% (both after and before the effect of foreign exchange) compared to the three months ended March 31, 2023, primarily driven by higher revenue of approximately $9 million from our Master Data Management Solutions, partially offset by decreased revenue from our marketing solutions.

International Segment
For the three months ended March 31, 2024, International revenue increased $12.2 million, or 7.4% (6.3% before the effect of foreign exchange) compared to the three months ended March 31, 2023. Excluding the impact of the divestiture of a business-to-consumer business in Finland of $0.6 million and the positive impact of foreign exchange of $1.7 million, International organic revenue increased $11.1 million, or 6.8%. See further discussion below on revenue by solutions.

Finance & Risk
For the three months ended March 31, 2024, International Finance & Risk revenue increased $9.2 million, or 8.3% (7.1% before the effect of foreign exchange) compared to the three months ended March 31, 2023. Excluding the positive impact of foreign exchange of $1.3 million, revenue increased $7.9 million, or 7.1%, attributable to growth across all markets. The growth was driven by higher revenue of approximately $5 million from the U.K. and $1 million from Europe primarily attributable to growth in Finance Analytics, API solutions and our Third Party Risk and Compliance solutions, and increased revenue of approximately $1 million from Greater China driven by growth in Finance Analytics.

Sales & Marketing
For the three months ended March 31, 2024, International Sales & Marketing revenue increased $3.0 million, or 5.5% (4.7% before the effect of foreign exchange) compared to the three months ended March 31, 2023. Excluding the impact of the divestiture of $0.6 million and the positive impact of foreign exchange of $0.4 million, organic revenue increased $3.2 million, or 6.0%, primarily due to higher revenue from the U.K. and Europe driven by new to market and localized solutions, such as Hoovers and D&B Direct, as well as higher data sales.
Operating Costs
Consolidated operating costs were as follows (In millions):

	Three months ended March 31,
	2024	2023	$ Increase (decrease)	% Increase (decrease)
Cost of services (exclusive of depreciation and amortization) (1)	$224.1	$207.8	$16.3	7.8%
Selling and administrative expenses (1)	176.4	175.1	1.3	0.8%
Depreciation and amortization	144.0	145.4	(1.4)	(0.9)%
Restructuring charges	3.4	4.2	(0.8)	(18.9)%
Operating costs	$547.9	$532.5	$15.4	2.9%
Operating income (loss)	$16.6	$7.9	$8.7	108.6%
(1)Prior year period results have been recast to reflect the change in presentation and to conform to the current period presentation. See Note 1 to the unaudited condensed consolidated financial statements for further discussion. For the three months ended March 31, 2023, we reclassified $11.9 million from Selling and administrative expenses to Cost of services (exclusive of depreciation and amortization). This reclassification has no impact on total operating costs, operating income, net income (loss), earnings (loss) per share or segment results. Additionally, the reclassification has no impact on the unaudited consolidated balance sheets or unaudited consolidated statements of cash flows.

Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) was $224.1 million for the three months ended March 31, 2024, an increase of $16.3 million, or 7.8%, compared to the three months ended March 31, 2023, primarily due to higher cloud infrastructure costs of approximately $18 million, of which approximately $8 million is related to modernizing our technology infrastructure which we consider transition costs, partially offset by lower data acquisition costs of approximately $3 million. Data acquisition costs as a percentage of total revenue decreased 110 basis points to 13.5% for the three months ended March 31, 2024, compared to 14.6% for the prior year quarter. Total cost of services was unfavorably impacted by foreign exchange of approximately $1 million for the three months ended March 31, 2024, compared to the prior year quarter. Excluding the technology transition costs of approximately $8 million, cost of services increased approximately $8 million, or 4%.

Selling and Administrative Expenses
Selling and administrative expenses were $176.4 million for the three months ended March 31, 2024, an increase of $1.3 million, or 0.8%, compared to the three months ended March 31, 2023, driven by higher selling and marketing costs, partially offset by lower corporate overhead costs. Total selling and administrative expenses were unfavorably impacted by foreign exchange of approximately $1 million for the three months ended March 31, 2024, compared to the prior year quarter.
Depreciation and Amortization

Depreciation and amortization expenses were $144.0 million for the three months ended March 31, 2024, a decrease of $1.4 million, or 0.9%, compared to the three months ended March 31, 2023, primarily due to lower amortization related to intangible assets recognized in connection with historical merger and acquisition transactions, partially offset by higher amortization resulting from increased internally developed software subject to amortization during the current year quarter compared to the prior year quarter.

Restructuring Charges
Restructuring charges were $3.4 million for the three months ended March 31, 2024, a decrease of $0.8 million, or 18.9%, compared to the three months ended March 31, 2023, primarily due to higher facility exit costs in the prior year quarter.

Operating Income (Loss)
Consolidated operating income was $16.6 million for the three months ended March 31, 2024, an increase of $8.7 million, or 108.6%, compared to the three months ended March 31, 2023. The increase in operating income was primarily driven by higher revenue of $24.1 million, lower data acquisition costs of approximately $3 million, partially offset by higher cloud infrastructure costs of approximately $18 million, of which approximately $8 million is related to modernizing our technology infrastructure which we consider transition costs.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and adjusted EBITDA margin by segment was as follows (In millions):

	Three months ended March 31,
	2024	2023	$ Increase (decrease)	% Increase (decrease)
North America:
Adjusted EBITDA	$152.1	$150.5	$1.6	1.0%
Adjusted EBITDA margin	39.3%	40.2%	N/A	(90)	bps
International:
Adjusted EBITDA	$64.3	$55.6	$8.7	15.6%
Adjusted EBITDA margin	36.1%	33.6%	N/A	250	bps
Corporate and other:
Adjusted EBITDA	$(15.1)	$(16.1)	$1.0	6.8%
Consolidated total:
Adjusted EBITDA	$201.3	$190.0	$11.3	6.0%
Adjusted EBITDA margin	35.7%	35.2%	N/A	50	bps

Consolidated
Consolidated net loss margin on a GAAP basis was 4.1% for the three months ended March 31, 2024, compared to a net loss margin of 6.2% for the three months ended March 31, 2023, an improvement of 210 basis points. Consolidated adjusted EBITDA was $201.3 million for the three months ended March 31, 2024, compared to $190.0 million for the three months ended March 31, 2023, an increase of $11.3 million, or 6.0%, primarily due to revenue growth and lower data acquisition costs, partially offset by higher costs driven by cloud infrastructure costs and net personnel costs. Consolidated adjusted EBITDA growth over the prior year quarter was positively impacted by foreign exchange of $0.3 million. Consolidated adjusted EBITDA margin was 35.7% for the three months ended March 31, 2024, compared to 35.2% for the prior year quarter, an increase of 50 basis points.
North America Segment
North America adjusted EBITDA was $152.1 million for the three months ended March 31, 2024, an increase of $1.6 million, or 1.0% compared to the three months ended March 31, 2023. The increase in adjusted EBITDA was primarily due to revenue growth and lower data acquisition costs, partially offset by higher costs driven by cloud infrastructure costs, selling and marketing expenses as well as personnel costs supporting our overall solution innovation. Adjusted EBITDA margin was 39.3% for the three months ended March 31, 2024, compared to 40.2% for the prior year quarter, a decrease of 90 basis points.

International Segment
International adjusted EBITDA was $64.3 million for the three months ended March 31, 2024, an improvement of $8.7 million, or 15.6%, compared to the three months ended March 31, 2023. The increase in adjusted EBITDA was primarily due to revenue growth from the underlying business and foreign exchange gain as certain foreign currencies of our international markets strengthened against the U.S. dollar during the current year quarter, partially offset by higher net personnel costs. Adjusted EBITDA margin was 36.1% for the three months ended March 31, 2024, compared to 33.6% for the prior year quarter, an increase of 250 basis points.
Corporate and Other
Corporate adjusted EBITDA was a loss of $15.1 million for the three months ended March 31, 2024, an improvement of $1.0 million, or 6.8%, compared to the three months ended March 31, 2023. The change in adjusted EBITDA was primarily attributable to lower overhead and general administrative costs.

Interest Income (Expense) — Net
Interest income (expense) – net was as follows (In millions):

	Three months ended March 31,
	2024	2023	$ Change	% Change
Interest income	$1.6	$1.4	$0.2	14.7%
Interest expense	(85.3)	(55.3)	(30.0)	(54.2)%
Interest income (expense) – net	$(83.7)	$(53.9)	$(29.8)	(55.3)%

Interest income increased $0.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to higher interest rates.
Interest expense increased $30.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the write off of debt issuance costs and discount of $37.1 million in the current year quarter in connection with the term loan amendment, partially offset by the amortization gain of $7.8 million in the current year quarter related to the interest rate swap amendment completed in the third quarter of 2023.
Other Income (Expense) — Net
Other income (expense) - net was as follows (In millions):

	Three months ended March 31,
	2024	2023	$ Change	% Change
Non-operating pension-related income	$4.9	$4.6	$0.3	6.5%
Miscellaneous other income (expense) – net	(4.8)	(4.0)	(0.8)	(20.0)%
Other income (expense) – net	$0.1	$0.6	$(0.5)	(83.3)%
Non-operating pension-related income increased $0.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to lower interest costs in the current year period.
The change in miscellaneous other income (expense) - net of $0.8 million for the three months ended March 31, 2024 was primarily due to fees incurred for the accounts receivable securitization facility. For further discussion on the accounts receivable securitization facility, see Note 6 to the unaudited condensed consolidated financial statements.

Provision for Income Taxes
The effective tax rate for the three months ended March 31, 2024 was 66.0%, reflecting a tax benefit of $44.2 million on pre-tax loss of $67.0 million, compared to 26.0% for the three months ended March 31, 2023, which reflected a tax benefit of $11.8 million on a pre-tax loss of $45.4 million. The change in the effective tax rate for the three months ended March 31, 2024 compared to the prior year quarter was primarily a result of a decrease to our uncertain tax positions as a result of an audit settlement and a reduction to the Global Intangible Low-Taxed Income ("GILTI") inclusion in the U.S. due to an election allowing for the exclusion of certain income, partially offset by the impact of the Global Anti-Base Erosion and Profit Shifting ("BEPS") - Pillar Two Global Minimum Tax introduced by The Organization for Economic Co-operation and Development ("OECD").

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $23.2 million, or a loss per share of $0.05, for the three months ended March 31, 2024, compared to a net loss of $33.7 million, or a loss per share of $0.08, for the three months ended March 31, 2023. The $10.5 million decrease in net loss for the three months ended March 31, 2024 compared to the prior year quarter was primarily due to a larger tax benefit of $32.4 million, higher operating income of $8.7 million (as discussed above) in the current year quarter and the amortization gain of $7.8 million in the current year period related to the interest rate swap amendment completed in the third quarter of 2023, partially offset by debt extinguishment costs of $37.1 million in the current year period in connection with the term loan amendment.

Adjusted Net Income and Adjusted Net Earnings per Diluted Share
Adjusted net income was $85.0 million, or adjusted net earnings per diluted share of $0.20, for the three months ended March 31, 2024, compared to adjusted net income of $80.5 million, or adjusted net earnings per diluted share of $0.19, for the three months ended March 31, 2023. The increase in adjusted net income was primarily attributable to higher adjusted EBITDA and lower tax expense in the current year quarter, partially offset by higher depreciation and amortization, higher interest expense and higher non-operating expenses driven by fees associated with the accounts receivable securitization facility.

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
Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. Our access to the capital markets can be impacted by factors outside of our control, including fluctuation in interest rates, inflation, potential economic slowdowns or recession and the ongoing geopolitical conflicts. Currently, while we do not expect our ability to fund our operating needs to be affected by the current market volatility and uncertainties for the foreseeable future, the ultimate impact will be difficult to predict, and depends on, among many factors, the duration of inflation, the severity of the economic slowdown, the current global geopolitical risk, such as the Middle East and Russia/Ukraine conflicts, and their effects on global market conditions and on our clients and vendors, which continue to be uncertain at this time and cannot be predicted. We actively manage the impact of rising interest rates by reducing debt and entering into interest rate swaps and cross-currency swaps.
Cash Flow Overview

As of March 31, 2024, we had cash and cash equivalents of $216.0 million, of which $179.3 million was held by our foreign operations. We utilize a variety of planning strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Subsequent to the enactment of the Tax Cuts and Jobs Act ("2017 Act"), a significant portion of the cash and cash equivalents held by our foreign subsidiaries is no longer subject to U.S. income tax upon repatriation to the United States. However, a portion of our cash held by our foreign operations is still subject to foreign income tax or withholding tax upon repatriation. As a result, we intend to reinvest indefinitely all earnings post 2017 from our China and India subsidiaries. Cash held in our China and India operations totaled $51.9 million as of March 31, 2024.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the periods presented (In millions):

	Three months ended March 31,
	2024	2023	$ Increase (decrease)
Net cash provided by (used in) operating activities	$158.9	$155.7	$3.2
Net cash provided by (used in) investing activities	(54.9)	(39.6)	(15.3)
Net cash provided by (used in) financing activities	(75.7)	(122.2)	46.5
Total cash provided during the period before the effect of exchange rate changes	$28.3	$(6.1)	$34.4

Cash Provided by (Used in) Operating Activities
Higher operating cash flows in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily driven by improvement in collection from accounts receivables, net of payments to our vendors and employees.
We expect operating cash requirements in 2024 to be primarily related to payments for interest, contractual obligations, tax liability and other working capital needs. A portion of our outstanding debt is subject to the variability of interest rates. A 100 basis point increase or decrease in the weighted average interest rate would result in an incremental increase or decrease in annual interest expense of approximately $31 million, respectively. We mitigate the exposure from the variation of interest rates by entering into interest rate swap arrangements, resulting in a net exposure of approximately $3 million. See Note 13 to the unaudited condensed consolidated financial statements for further discussion. In addition, we typically have various contractual obligations in our normal course of business, including those recorded as liabilities in our consolidated balance sheet, and certain purchase commitments that are not recognized, but are disclosed in the notes to our consolidated financial statements. A significant portion of these contractual obligations are related to payments for enterprise-wide information-technology services. We expect to continue to generate substantial cash from ongoing operating activities.

Cash Provided by (Used in) Investing Activities
Higher net cash used in investing activities for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to higher payment of $11.8 million for software development and lower net cash proceeds of $3.1 million from settlement of foreign currency contracts.
We expect capital expenditures in 2024 to be in the range of $195 million to $205 million.
Cash Provided by (Used in) Financing Activities
The decrease in net cash used in financing activities during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to higher net debt issuance proceeds of $3,077.0 million in the current year quarter, payment of $85.9 million in the prior year quarter for the purchase of the non-controlling interest of our China operations, lower repayments of $27.4 million for borrowings on the Revolving Facility, and lower payments of $10.2 million related to finance lease arrangements, partially offset by higher term loan repayments of $3,095.4 million and lower proceeds of $57.1 million from borrowings on the Revolving Facility.

Capital Resources and Debt

In addition to cash generated from our operating activities, we also borrow from time to time from our credit facility and issue long-term debt.

Below is a summary of our borrowings as of March 31, 2024 and December 31, 2023 (In millions):

		March 31, 2024			December 31, 2023
	Maturity	Principal amount	Debt issuance costs and discount	Carrying value	Principal amount	Debt issuance costs and discount	Carrying value
Debt maturing within one year:
2029 Term loan B	January 18, 2029	$31.0	$—	$31.0	$—	$—	$—
2026 Term loan	Fully paid off in January 2024	—	—	—	28.1	—	28.1
2029 Term loan	Fully paid off in January 2024	—	—	—	4.6	—	4.6
Total short-term debt		$31.0	$—	$31.0	$32.7	$—	$32.7

Debt maturing after one year:
2029 Term loan B	January 18, 2029	$3,072.6	$20.9	$3,051.7	$—	$—	$—
2026 Term loan	Fully paid off in January 2024	—	—	—	2,623.6	33.0	2,590.6
2029 Term loan	Fully paid off in January 2024	—	—	—	447.3	5.3	442.0
Revolving facility	February 15, 2029	—	—	—	25.0	—	25.0
5.000% Senior unsecured notes	December 15, 2029	460.0	4.9	455.1	460.0	5.1	454.9
Total long-term debt		$3,532.6	$25.8	$3,506.8	$3,555.9	$43.4	$3,512.5
Total debt		$3,563.6	$25.8	$3,537.8	$3,588.6	$43.4	$3,545.2

See Note 5 to the unaudited condensed consolidated financial statements for detailed discussion related to our debt as of March 31, 2024 and December 31, 2023.
Contractual Obligations
See Notes 6, 8, 11 and 20 to the consolidated financial statements for the year ended December 31, 2023 included in the 2023 Annual Report on Form 10-K, which we filed on February 22, 2024, for expected payments for our debt, operating leases, pension obligations and vendor commitments, respectively.
Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements, other than our foreign exchange forward contracts, interest rate swaps and cross currency swaps discussed in Note 13 to the unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of March 31, 2024, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2024.

Item 4. Controls and Procedures
As of March 31, 2024, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.
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
Based upon their evaluation, our CEO and CFO have concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II: OTHER INFORMATION

Item 1. Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 8 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes in our risk factors since our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information

In the first quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

10.1	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (Time and Performance-Based)(Executive)(2024).

10.2	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (Time-Based)(Director)(2024).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following materials from Dun & Bradstreet Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUN & BRADSTREET HOLDINGS, INC.

		By:	/s/ BRYAN T. HIPSHER
Bryan T. Hipsher
Date:	May 2, 2024		Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ ANTHONY PIETRONTONE
Anthony Pietrontone
Date:	May 2, 2024		Chief Accounting Officer
(Principal Accounting Officer)