Form 10-Q
period 2024-06-30
Dun & Bradstreet Holdings, Inc.
filed 2024-08-01
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 441,786,135 shares outstanding of the Registrant's common stock as of July 26, 2024.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2024

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$576.2	$554.7	$1,140.7	$1,095.1
Cost of services (exclusive of depreciation and amortization)	220.1	212.2	444.2	420.0
Selling and administrative expenses	174.4	176.4	350.8	351.5
Depreciation and amortization	141.3	145.0	285.3	290.4
Restructuring charges	3.3	4.6	6.7	8.8
Operating costs	539.1	538.2	1,087.0	1,070.7
Operating income (loss)	37.1	16.5	53.7	24.4
Interest income	1.2	1.1	2.8	2.5
Interest expense	(59.0)	(56.1)	(144.3)	(111.4)
Other income (expense) - net	1.4	1.5	1.5	2.1
Non-operating income (expense) - net	(56.4)	(53.5)	(140.0)	(106.8)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(19.3)	(37.0)	(86.3)	(82.4)
Less: provision (benefit) for income taxes	(2.9)	(17.5)	(47.1)	(29.3)
Equity in net income of affiliates	0.7	0.7	1.6	1.5
Net income (loss)	(15.7)	(18.8)	(37.6)	(51.6)
Less: net (income) loss attributable to the non-controlling interest	(0.7)	(0.6)	(2.0)	(1.5)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(16.4)	$(19.4)	$(39.6)	$(53.1)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.04)	$(0.04)	$(0.09)	$(0.12)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.04)	$(0.04)	$(0.09)	$(0.12)
Weighted average number of shares outstanding-basic	432.7	430.5	432.2	430.0
Weighted average number of shares outstanding-diluted	432.7	430.5	432.2	430.0
Other comprehensive income (loss), net of income taxes:
Net income (loss)	$(15.7)	$(18.8)	$(37.6)	$(51.6)
Foreign currency adjustments:
Foreign currency translation adjustments, net of tax (1)	$(0.5)	$(8.2)	$(36.0)	$(1.8)
Net investment hedge derivative, net of tax (2)	3.5	(4.3)	8.4	(6.7)
Cash flow hedge derivative, net of tax expense (benefit) (3)	(0.4)	18.4	4.3	7.7
Defined benefit pension plans:
Prior service credit (cost), net of tax expense (benefit) (4)	(0.2)	(0.1)	(0.3)	(0.2)
Net actuarial gain (loss), net of tax expense (benefit) (5)	(0.3)	(0.5)	(0.6)	(1.1)
Total other comprehensive income (loss), net of tax	$2.1	$5.3	$(24.2)	$(2.1)
Comprehensive income (loss), net of tax	$(13.6)	$(13.5)	$(61.8)	$(53.7)
Less: comprehensive (income) loss attributable to the non-controlling interest	(0.6)	(0.6)	(1.8)	(1.6)
Comprehensive income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(14.2)	$(14.1)	$(63.6)	$(55.3)
(1)Tax Expense (Benefit) of $(0.3) million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively. Tax Expense (Benefit) of $0.3 million and $7.1 million for the six months ended June 30, 2024 and 2023, respectively.
(2)Tax Expense (Benefit) of $1.2 million and $(1.5) million for the three months ended June 30, 2024 and 2023, respectively. Tax Expense (Benefit) of $2.9 million and $(2.4) million for the six months ended June 30, 2024 and 2023, respectively.
(3)Tax Expense (Benefit) of $(0.1) million and $6.5 million for the three months ended June 30, 2024 and 2023, respectively. Tax Expense (Benefit) of $1.5 million and $2.7 million for the six months ended June 30, 2024 and 2023, respectively.
(4)Tax Expense (Benefit) of less than $(0.1) million for both the three months ended June 30, 2024 and 2023. Tax Expense (Benefit) of less than $(0.1) million for both the six months ended June 30, 2024 and 2023.
(5)Tax Expense (Benefit) of less than $(0.1) million for both the three months ended June 30, 2024 and 2023. Tax Expense (Benefit) of less than $(0.1) million for both the six months ended June 30, 2024 and 2023.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data and per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$263.2	$188.1
Accounts receivable, net of allowance of $23.0 at June 30, 2024 and $20.1 at December 31, 2023 (Notes 3 and 13)	197.3	258.0
Prepaid taxes	54.8	51.8
Other prepaids	84.5	100.1
Other current assets (Note 3 and 9)	64.1	58.3
Total current assets	663.9	656.3
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $49.6 at June 30, 2024 and $45.7 at December 31, 2023	96.0	102.1
Computer software, net of accumulated amortization of $582.0 at June 30, 2024 and $507.1 at December 31, 2023 (Note 10)	684.7	666.3
Goodwill (Notes 10 and 16)	3,426.6	3,445.8
Other intangibles (Notes 10 and 16)	3,709.6	3,915.9
Deferred costs (Note 3)	163.6	161.7
Other non-current assets (Note 11)	212.4	187.8
Total non-current assets	8,292.9	8,479.6
Total assets	$8,956.8	$9,135.9
Liabilities
Current liabilities
Accounts payable	$86.9	$111.7
Accrued payroll	69.0	111.9
Short-term debt (Note 12)	31.0	32.7
Deferred revenue (Note 3)	583.3	590.0
Other accrued and current liabilities (Note 11)	164.9	196.1
Total current liabilities	935.1	1,042.4
Long-term pension and postretirement benefits (Note 6)	128.6	143.9
Long-term debt (Note 12)	3,620.4	3,512.5
Deferred income tax	817.3	887.3
Other non-current liabilities (Note 11)	113.8	118.2
Total liabilities	5,615.2	5,704.3
Commitments and contingencies (Note 17)

Equity
Common Stock, $0.0001 par value per share, authorized—2,000,000,000 shares; 443,679,098 shares issued and 441,830,818 shares outstanding at June 30, 2024 and 439,735,256 shares issued and 438,848,336 shares outstanding at December 31, 2023	—	—
Capital surplus	4,410.4	4,429.2
Accumulated deficit	(850.7)	(811.1)
Treasury Stock, 1,848,280 shares at June 30, 2024 and 886,920 shares at December 31, 2023	(9.7)	(0.3)
Accumulated other comprehensive loss	(222.7)	(198.7)
Total stockholders' equity	3,327.3	3,419.1
Non-controlling interest	14.3	12.5
Total equity	3,341.6	3,431.6
Total liabilities and stockholders' equity	$8,956.8	$9,135.9

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows provided by (used in) operating activities:
Net income (loss)	$(37.6)	$(51.6)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	285.3	290.4
Amortization of unrecognized pension loss (gain)	(0.9)	(1.4)
Deferred debt issuance costs amortization and write-off	40.6	8.4
Equity-based compensation expense	36.1	45.3
Restructuring charge	6.7	8.8
Restructuring payments	(5.5)	(8.8)
Changes in deferred income taxes	(70.9)	(74.5)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	54.2	83.0
(Increase) decrease in prepaid taxes, other prepaids and other current assets	9.3	(8.9)
Increase (decrease) in deferred revenue	4.2	42.5
Increase (decrease) in accounts payable	(24.2)	(8.0)
Increase (decrease) in accrued payroll	(42.5)	(36.2)
Increase (decrease) in other accrued and current liabilities	(19.6)	(46.1)
(Increase) decrease in other long-term assets	(2.6)	2.6
Increase (decrease) in long-term liabilities	(37.8)	(28.4)
Net, other non-cash adjustments	0.8	(2.5)
Net cash provided by (used in) operating activities	195.6	214.6
Cash flows provided by (used in) investing activities:
Cash settlements of foreign currency contracts and net investment hedge	0.2	13.6
Capital expenditures	(2.1)	(2.6)
Additions to computer software and other intangibles	(109.4)	(91.9)
Other investing activities, net	(0.8)	(0.3)
Net cash provided by (used in) investing activities	(112.1)	(81.2)
Cash flows provided by (used in) financing activities:
Payment for shares repurchased	(9.3)	—
Payments of dividends	(43.9)	(43.0)
Proceeds from borrowings on Credit Facility	218.8	272.6
Proceeds from borrowings on Term Loan Facility	3,103.6	—
Payments of borrowings on Credit Facility	(123.8)	(203.9)
Payments of borrowing on Term Loan Facility	(3,111.4)	(16.4)
Payment of debt issuance costs	(26.6)	—
Payment for purchase of non-controlling interests	—	(85.9)
Other financing activities, net	(13.9)	(11.4)
Net cash provided by (used in) financing activities	(6.5)	(88.0)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	6.8
Increase (decrease) in cash, cash equivalents and restricted cash	75.6	52.2
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	188.1	208.4
Cash, Cash Equivalents and Restricted Cash, End of Period	$263.7	$260.6

Supplemental Disclosure of Cash Flow Information:
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents reported in the condensed consolidated balance sheets	$263.2	$260.6
Restricted cash included within other current assets (1)	0.5	—
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$263.7	$260.6

Cash Paid for:
Income taxes payment (refund), net	$55.8	$63.4
Interest	$107.5	$103.0

Noncash additions to computer software	$12.8	$7.3
(1)Restricted cash represents funds set aside associated with customer refunds.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholders' equity	Non-controlling interest	Total equity

Six months ended June 30, 2023:
Balance, January 1, 2023	$—	$4,443.7	$(764.1)	$(0.3)	$(170.3)	$(58.1)	$48.4	$3,499.3	$9.1	$3,508.4
Net income (loss)	—	—	(53.1)	—	—	—	—	(53.1)	1.5	(51.6)
Equity-based compensation plans	—	38.6	—	—	—	—	—	38.6	—	38.6
Dividends declared	—	(43.7)	—	—	—	—	—	(43.7)	—	(43.7)
Pension adjustments, net of tax benefit of $0.1	—	—	—	—	—	(1.3)	—	(1.3)	—	(1.3)
Change in cumulative translation adjustment, net of tax expense of $7.1	—	—	—	—	(1.9)	—	—	(1.9)	0.1	(1.8)
Net investment hedge derivative, net of tax benefit of $2.4	—	—	—	—	(6.7)	—	—	(6.7)	—	(6.7)
Cash flow hedge derivative, net of tax expense of $2.7	—	—	—	—	—	—	7.7	7.7	—	7.7
Balance, June 30, 2023	$—	$4,438.6	$(817.2)	$(0.3)	$(178.9)	$(59.4)	$56.1	$3,438.9	$10.7	$3,449.6
Three months ended June 30, 2023
Balance, March 31, 2023	$—	$4,436.4	$(797.8)	$(0.3)	$(166.4)	$(58.8)	$37.7	$3,450.8	$10.1	$3,460.9
Net income (loss)	—	—	(19.4)	—	—	—	—	(19.4)	0.6	(18.8)
Equity-based compensation plans	—	24.1	—	—	—	—	—	24.1	—	24.1
Dividends declared	—	(21.9)	—	—	—	—	—	(21.9)	—	(21.9)
Pension adjustments, net of tax benefit of less than $0.1	—	—	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Change in cumulative translation adjustment, net of tax expense of $0.9	—	—	—	—	(8.2)	—	—	(8.2)	—	(8.2)
Net investment hedge derivative, net of tax benefit of $1.5	—	—	—	—	(4.3)	—	—	(4.3)	—	(4.3)
Cash flow hedge derivative, net of tax expense of $6.5	—	—	—	—	—	—	18.4	18.4	—	18.4
Balance, June 30, 2023	$—	$4,438.6	$(817.2)	$(0.3)	$(178.9)	$(59.4)	$56.1	$3,438.9	$10.7	$3,449.6

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholders' equity	Non-controlling interest	Total equity
Six months ended June 30, 2024:
Balance, January 1, 2024	$—	$4,429.2	$(811.1)	$(0.3)	$(153.0)	$(62.2)	$16.5	$3,419.1	$12.5	$3,431.6
Net income (loss)	—	—	(39.6)	—	—	—	—	(39.6)	2.0	(37.6)
Equity-based compensation plans	—	25.2	—	—	—	—	—	25.2	—	25.2
Dividends declared	—	(44.0)	—	—	—	—	—	(44.0)	—	(44.0)
Shares acquired under stock repurchase program				(9.4)				(9.4)	—	(9.4)
Pension adjustments, net of tax benefit of $0.1	—	—	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Change in cumulative translation adjustment, net of tax expense of $0.3	—	—	—	—	(35.8)	—	—	(35.8)	(0.2)	(36.0)
Net investment hedge derivative, net of tax expense of $2.9	—	—	—	—	8.4	—	—	8.4	—	8.4
Cash flow hedge derivative, net of tax expense of $1.5	—	—	—	—	—	—	4.3	4.3	—	4.3
Balance, June 30, 2024	$—	$4,410.4	$(850.7)	$(9.7)	$(180.4)	$(63.1)	$20.8	$3,327.3	$14.3	$3,341.6
Three months ended June 30, 2024
Balance, March 31, 2024	$—	$4,414.9	$(834.3)	$(0.3)	$(183.5)	$(62.6)	$21.2	$3,355.4	$13.7	$3,369.1
Net income (loss)	—	—	(16.4)	—	—	—	—	(16.4)	0.7	(15.7)
Equity-based compensation plans	—	17.6	—	—	—	—	—	17.6	—	17.6
Dividends declared	—	(22.1)	—	—	—	—	—	(22.1)	—	(22.1)
Shares acquired under stock repurchase program				(9.4)				(9.4)	—	(9.4)
Pension adjustments, net of tax benefit of less than $0.1	—	—	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Change in cumulative translation adjustment, net of tax benefit of $0.3	—	—	—	—	(0.4)	—	—	(0.4)	(0.1)	(0.5)
Net investment hedge derivative, net of tax expense of $1.2	—	—	—	—	3.5	—	—	3.5	—	3.5
Cash flow hedge derivative, net of tax benefit of $0.1	—	—	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Balance, June 30, 2024	$—	$4,410.4	$(850.7)	$(9.7)	$(180.4)	$(63.1)	$20.8	$3,327.3	$14.3	$3,341.6

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
During the first quarter of 2024, we changed the presentation of certain data royalty and project fulfillment costs in our condensed consolidated statement of income. Specifically, we changed the classification of these costs from "Selling and administrative expenses" to "Cost of services (exclusive of depreciation and amortization)", as we believe that presenting these costs based on their nature, as opposed to their function as was done historically, provides more useful information and enhances transparency. Prior year period results have been recast to reflect this change in presentation and to conform to the current period presentation. As a result, we reclassified $7.2 million and $19.1 million for the three and six months ended June 30, 2023, respectively, from "Selling and administrative expenses" to "Cost of services (exclusive of depreciation and amortization)". This reclassification has no impact on total operating costs, operating income, net income (loss), earnings (loss) per share or segment results. Additionally, the reclassification has no impact on the consolidated balance sheets or consolidated statements of cash flows.
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
Note 3 -- Revenue
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2024 is as follows:

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Future revenue	$799.7	$893.0	$565.7	$260.4	$167.9	$271.3	$2,958.0

The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Timing of Revenue Recognition

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue recognized at a point in time	$226.1	$227.8	$440.6	$443.4
Revenue recognized over time	350.1	326.9	700.1	651.7
Total revenue recognized	$576.2	$554.7	$1,140.7	$1,095.1
Contract Balances

	At June 30, 2024	At December 31, 2023
Accounts receivable, net	$197.3	$258.0
Short-term contract assets (1)	$6.7	$4.3
Long-term contract assets (2)	$24.3	$18.0
Short-term deferred revenue	$583.3	$590.0
Long-term deferred revenue (3)	$25.3	$19.7
(1) Included within "Other current assets" in the condensed consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

(2) Included within "Other non-current assets" in the condensed consolidated balance sheet.
(3) Included within "Other non-current liabilities" in the condensed consolidated balance sheet.

The decrease in accounts receivable of $60.7 million from December 31, 2023 to June 30, 2024 was primarily due to seasonal fluctuation, net of drawing activities related to our accounts receivable facility.

The decrease in deferred revenue of $1.1 million from December 31, 2023 to June 30, 2024 was primarily due to $409.1 million of revenue recognized that was included in the deferred revenue balance at December 31, 2023, largely offset by cash payments received or due in advance of satisfying our performance obligations.

The increase in contract assets of $8.7 million was primarily due to new contract assets recognized, net of new amounts reclassified to receivables during 2024, partially offset by $19.2 million of contract assets included in the balance at January 1, 2024 that were reclassified to receivable when they became unconditional.

See Note 16 for a schedule detailing the disaggregation of revenue.
Assets Recognized for the Costs to Obtain a Contract
Commission assets, net of accumulated amortization included in deferred costs, were $163.6 million and $161.7 million as of June 30, 2024 and December 31, 2023, respectively.
The amortization of commission assets was $12.5 million and $24.6 million for the three and six months ended June 30, 2024, respectively, and $10.8 million and $21.1 million for the three and six months ended June 30, 2023, respectively.
Note 4 -- Restructuring Charges

We incurred restructuring charges (which generally consist of employee severance costs and contract terminations). These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
Three months ended June 30, 2024 vs. Three months ended June 30, 2023
We recorded total restructuring charges of $3.3 million for the three months ended June 30, 2024, consisting of:

•Severance costs of $3.0 million under ongoing benefit arrangements. Approximately 80 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2024. The cash payments for these employees will be substantially completed by the end of the fourth quarter of 2024; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $0.3 million.
We recorded total restructuring charges of $4.6 million for the three months ended June 30, 2023, consisting of:

•Severance costs of $3.9 million under ongoing benefit arrangements. Approximately 60 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2023. The cash payments for these employees were substantially completed by the end of the fourth quarter of 2023; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $0.7 million.

Six months ended June 30, 2024 vs. Six months ended June 30, 2023
We recorded total restructuring charges of $6.7 million for the six months ended June 30, 2024, consisting of:

•Severance costs of $5.9 million under ongoing benefit arrangements. Approximately 145 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2024. The cash payments for these employees will be substantially completed by the end of the fourth quarter of 2024; and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $0.8 million.
We recorded total restructuring charges of $8.8 million for the six months ended June 30, 2023, consisting of:

•Severance costs of $7.0 million under ongoing benefit arrangements. Approximately 110 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2023. The cash payments for these employees were substantially completed by the end of the fourth quarter of 2023; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $1.8 million.

The following table sets forth the restructuring reserves and utilization included within "Accrued payroll" in the condensed consolidated balance sheets for the three months ended March 31, 2024, June 30, 2024, March 31, 2023 and June 30, 2023:

	Severance	Contract termination and other exit costs	Total

2024:
Balance remaining as of December 31, 2023	$2.4	$0.8	$3.2
Charge taken during first quarter 2024 (1)	2.9	0.1	3.0
Payments made during first quarter 2024	(2.6)	(0.4)	(3.0)
Balance remaining as of March 31, 2024	$2.7	$0.5	$3.2
Charge taken during second quarter 2024 (1)	3.0	—	3.0
Payments made during second quarter 2024	(2.4)	(0.1)	(2.5)
Balance remaining as of June 30, 2024	$3.3	$0.4	$3.7

2023:
Balance remaining as of December 31, 2022	$4.8	$2.2	$7.0
Charge taken during first quarter 2023 (1)	3.1	0.5	3.6
Payments made during first quarter 2023	(4.0)	(0.8)	(4.8)
Balance remaining as of March 31, 2023	$3.9	$1.9	$5.8
Charge taken during second quarter 2023 (1)	3.9	0.7	4.6
Payments made during second quarter 2023	(3.1)	(0.9)	(4.0)
Balance remaining as of June 30, 2023	$4.7	$1.7	$6.4
(1)Balance excludes charges accounted for under ASU No. 2016-02, "Leases (Topic 842)."

Note 5 -- Stock Based Compensation
The following table sets forth the components of our stock-based compensation and expected tax benefit for the three and six months ended June 30, 2024 and 2023 related to the plans in effect during the respective period:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended June 30,		Six months ended June 30,
Stock-based compensation expense:	2024	2023	2024	2023
Restricted stock and restricted stock units	$16.4	$19.9	$32.5	$35.7
Stock options (1)	1.8	4.9	3.6	9.6
Total compensation expense	$18.2	$24.8	$36.1	$45.3

Expected tax benefit:
Restricted stock and restricted stock units	$1.7	$2.9	$3.3	$4.6
Stock options	0.1	0.3	0.2	0.5
Total expected tax benefit	$1.8	$3.2	$3.5	$5.1
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

The following table summarizes the stock options activity for the six months ended June 30, 2024:

	Stock options
	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2024	10,865,868	$19.31	5.7	$—
Granted	—	$—
Forfeited	(64,499)	$15.89
Exercised	—	$—
Balances, June 30, 2024	10,801,369	$19.33	5.2	$—

Expected to vest as of June 30, 2024	4,721,369	$15.89	8.1	$—
Exercisable as of June 30, 2024	6,080,000	$22.00	3.0	$—

As of June 30, 2024, total unrecognized compensation cost related to stock options was $3.6 million, which was expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock units are valued on the award grant date at the closing market price of our stock.

The following table summarizes the restricted stock and restricted stock units activity for the six months ended June 30, 2024:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Restricted stock and Restricted stock units
	Number of shares	Weighted-average grant date fair value	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2024	8,682,523	$13.78	1.0	$101.6
Granted	5,290,217	$10.44
Forfeited	(109,230)	$13.00
Vested	(3,056,575)	$14.66
Balances, June 30, 2024	10,806,935	$11.90	1.3	$100.1

As of June 30, 2024, total unrecognized compensation cost related to non-vested restricted stock and restricted stock units was $72.7 million, which is expected to be recognized over a weighted average period of 2.0 years.

Employee Stock Purchase Plan ("ESPP")

Under the Dun & Bradstreet Holdings, Inc. Employee Stock Purchase Plan, eligible employees are allowed to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. The Company contributes varying matching amounts to employees, as specified in the plan document, after a one year holding period. We recorded the associated expense of $0.6 million and $1.2 million for the three and six months ended June 30, 2024, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively.
Note 6 -- Pension and Postretirement Benefits
Net Periodic Pension Cost
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension plans				Postretirement benefit obligations
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Components of net periodic cost (income):
Service cost	$0.5	$0.4	$0.9	$0.8	$—	$—	$—	$—
Interest cost	15.3	16.1	30.7	32.1	—	—	—	—
Expected return on plan assets	(19.9)	(20.0)	(39.8)	(39.9)	—	—	—	—
Amortization of prior service cost (credit)	(0.1)	—	(0.1)	—	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of actuarial loss (gain)	(0.3)	(0.6)	(0.6)	(1.2)	—	—	—	—
Net periodic cost (income)	$(4.5)	$(4.1)	$(8.9)	$(8.2)	$(0.1)	$(0.1)	$(0.2)	$(0.2)

Note 7 -- Income Taxes

The effective tax rate for the three months ended June 30, 2024 was 15.0%, reflecting a tax benefit of $2.9 million on pre-tax loss of $19.3 million, compared to 47.4% for the three months ended June 30, 2023, which reflected a tax benefit of $17.5 million on pre-tax loss of $37.0 million. The change in the effective tax rate for the three months ended June 30, 2024 compared to the prior year quarter was primarily a result of the change in forecasted worldwide pretax income and the mix of jurisdictional income, along with a higher overall non-US effective tax rate in the current year quarter.
The effective tax rate for the six months ended June 30, 2024 was 54.6%, reflecting a tax benefit of $47.1 million on pre-tax loss of $86.3 million, compared to 35.6% for the six months ended June 30, 2023, which reflected a tax benefit of $29.3 million on pre-tax loss of $82.4 million. The change in the effective tax rate for the six months ended June 30, 2024

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

compared to the prior year period was primarily a result of a decrease to our uncertain tax positions as a result of an audit settlement and a reduction to the Global intangible low-taxed income ("GILTI") inclusion in the U.S. due to an election allowing for the exclusion of certain income, partially offset by the impact of the Global Anti-Base Erosion and Profit Shifting ("BEPS") - Pillar Two Global Minimum Tax introduced by The Organization for Economic Co-operation and Development ("OECD").

Note 8 -- Earnings (Loss) Per Share
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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(16.4)	$(19.4)	$(39.6)	$(53.1)

Weighted average number of shares outstanding-basic	432,749,213	430,471,647	432,152,568	430,030,614
Weighted average number of shares outstanding-diluted (1)	432,749,213	430,471,647	432,152,568	430,030,614

Earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.:
Basic	$(0.04)	$(0.04)	$(0.09)	$(0.12)
Diluted	$(0.04)	$(0.04)	$(0.09)	$(0.12)
(1)The weighted average number of shares outstanding used in the computation of diluted earnings per share for the three and six months ended June 30, 2024, excludes the effect of 11.1 million and 11.0 million, respectively, of potentially issuable common shares that are anti-dilutive to the diluted earnings per share computation. The weighted average number of shares outstanding used in the computation of diluted earnings per share for the three and six months ended June 30, 2023, excludes the effect of 11.7 million and 11.8 million, respectively, of potentially issuable common shares that are anti-dilutive to the diluted earnings per share computation.

Note 9 -- Financial Instruments

The Company is exposed to global market risks, including risks from changes in foreign exchange rates and changes in interest rates. Accordingly, we use derivatives to manage the aforementioned financial exposures that occur in the normal course of business. We do not use derivatives for trading or speculative purposes. By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at June 30, 2024 and December 31, 2023, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures and by selection of reputable counterparties. Collateral is generally not required for these types of investments.
Our trade receivables do not represent a significant concentration of credit risk at June 30, 2024 and December 31, 2023, because we sell to a large number of clients in different geographical locations and industries.
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
Effective on August 28, 2023, we amended our interest rate swap agreements with an aggregate notional amount of $1,000 million that originally matured on March 27, 2024 ("2024 interest rate swaps"). The amendments extend the maturity date to March 27, 2025. Under the amended agreements, the Company pays a fixed rate of 3.214% and receives the one-month SOFR rate. As a result of the amendment, the 2024 interest rate swaps were de-designated and the unrealized gain of $29.0 million included within accumulated other comprehensive income (loss) was frozen and had been systematically reclassified to earnings as a reduction to interest expense over the original term of the 2024 interest rate swaps. Additionally, the amended swaps had an aggregate fair value of $29.0 million at inception and is ratably recorded to accumulated other comprehensive income (loss) and reclassified to earnings as an increase to interest expense over the term of the amended interest rate swaps. At the inception of the amended interest rate swaps, we performed a quantitative effectiveness assessment and determined that the swaps qualified for cash flow hedge accounting. Changes in the fair value of the hedging instruments are recorded in OCI, net of tax, and reclassified to earnings in the same line item associated with the hedged item when the hedged item impacts earnings. Additionally, we perform quantitative tests to assess hedging effectiveness over the remaining life of the amended swaps.
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
The following table summarizes our interest rate swaps as of June 30, 2024 and December 31, 2023:

Expiration date	Fixed rate	Notional amount
		June 30, 2024	December 31, 2023
February 27, 2025	1.629%	$250	$250
March 27, 2025	3.214%	1,000	1,000
February 8, 2026	3.695%	1,500	1,500
Total interest rate swaps		$2,750	$2,750
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
As of June 30, 2024 and December 31, 2023, the notional amounts of our foreign exchange contracts were $445.6 million and $653.1 million, respectively.
Cross-currency interest rate swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency interest rate swaps. Cross-currency swaps are designated as net investment hedges of a portion of our foreign investments denominated in the non-U.S. dollar currency. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates, are partly offset by movements in the fair value of our cross-currency swap contracts. The change in the fair value of the swaps in each period is reported in OCI, net of tax. Such amounts will remain in accumulated OCI until the liquidation or substantial liquidation of our investment in the underlying foreign operations. Through the respective maturity dates of each of the swap contracts, we receive monthly fixed-rate interest payments, which are recorded as contra expense within "Interest expense" in the condensed consolidated statements of operations and comprehensive income (loss). They are designated as net investment hedges of a portion of our foreign investments denominated in the Euro currency.
On April 16, 2024, we executed three tranches of cross-currency swaps with a total notional amount of $250 million (€235.4 million). Two tranches have a notional amount of $75 million each with a four-year term, where we receive USD coupons at fixed rates of 1.676% and 1.685%, respectively, and pay EUR coupons of 0%. The remaining tranche has a notional amount of $100 million with a five-year term, where we receive USD coupons at the fixed rate of 1.703%, and pay EUR coupons of 0%. On the maturity date of each tranche, we will receive the respective notional amount in USD and pay the counterparty the same in euros. We received aggregate payments of $0.7 million for the three and six months ended June 30, 2024. These payments were recorded as contra expense within "Interest expense" in the condensed consolidated statements of operations and comprehensive income (loss).

On February 28, 2024, we executed three tranches of cross-currency swaps with a total notional amount of $250 million (€230.6 million). Two tranches have a notional amount of $75 million each with a four-year term, where we receive USD coupons at fixed rates of 1.271% and 1.224%, respectively, and pay EUR coupons of 0%. The remaining tranche has a notional amount of $100 million with a five-year term, where we receive USD coupons at the fixed rate of 1.260%, and pay EUR coupons of 0%. On the maturity date of each tranche, we will receive the respective notional amount in USD and pay the counterparty the same in euros. We received aggregate payments of $0.3 million for the six months ended June 30, 2024. These payments were recorded as contra expense within "Interest expense" in the condensed consolidated statements of operations and comprehensive income (loss). These swaps were terminated on April 16, 2024 and replaced with new swaps with similar notional amounts and terms (see discussion above). Upon the termination of the swaps, we paid cash of $0.4 million, which was reported in OCI for the three and six months ended June 30, 2024, and will remain within accumulated OCI until the period in which a disposal or substantial liquidation of the entities hedged occurs.

On July 15, 2022, we executed three tranches of cross-currency swaps, each with a notional amount of $125 million (€124 million) at two, three, and four-year terms, where we receive USD coupons at fixed rates of 2.205%, 1.883%, and 1.723%, respectively, and pay EUR coupons of 0%. On the maturity date of each tranche, we will receive the notional amount of $125 million, and pay the counterparty €124 million. We received aggregate payments of $1.7 million and $3.5 million for the three and six months ended June 30, 2024, respectively, and $1.8 million and $3.6 million for the three and six months ended June 30, 2023, respectively. These payments were recorded as contra expense within "Interest expense" in the condensed consolidated statements of operations and comprehensive income (loss). Effective April 19, 2024 we amended our cross- currency interest rate swap agreements with an aggregate notional amount of $125 million that mature on July 19, 2024. The amendments extend the maturity date to July 19, 2027, and change the USD coupon fixed rate to 1.400%. As a result of the amendment, the cross-currency interest rate swap with the maturity date of July 19, 2024 was de-designated and the unrealized loss of $0.3 million related to the off-market component included within accumulated other comprehensive income (loss) will be systematically reclassified to earnings as a reduction to interest expense through July 19, 2027.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets:

	Asset derivatives				Liability derivatives
	June 30, 2024		December 31, 2023		June 30, 2024		December 31, 2023
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cash flow hedge derivative:
Interest rate swaps	Other current assets	$42.1	Other current assets	$33.1	Other accrued & current liabilities	$—	Other accrued & current liabilities	$—
Net investment hedge derivative:
Cross-currency swaps	Other current assets	—	Other current assets	—	Other accrued & current liabilities	22.4	Other accrued & current liabilities	34.1
Total derivatives designated as hedging instruments		$42.1		$33.1		$22.4		$34.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$1.5	Other current assets	$8.0	Other accrued & current liabilities	$0.5	Other accrued & current liabilities	$2.3
Total derivatives not designated as hedging instruments		$1.5		$8.0		$0.5		$2.3
Total derivatives		$43.6		$41.1		$22.9		$36.4

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss):

	Amount of pre-tax net gain or (loss) recognized in OCI on derivative			Amount of gain or (loss) reclassified from accumulated OCI into income			Amount of gain or (loss) recognized in income on derivative
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
Derivatives designated as hedging instruments	2024	2023	Location of gain or (loss) reclassified from accumulated OCI into income	2024	2023	Location of gain or (loss) recognized in income on derivative	2024	2023
Cash flow hedge derivative:
Interest rate swaps	$(0.5)	$24.9	Interest expense	$9.9	$18.7	Interest expense	$9.9	$18.7
Net investment hedge derivative:
Cross-currency swaps	$4.7	$(5.8)		$—	$—		$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Amount of pre-tax net gain or (loss) recognized in OCI on derivative			Amount of gain or (loss) reclassified from accumulated OCI into income			Amount of gain or (loss) recognized in income on derivative
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
Derivatives designated as hedging instruments	2024	2023	Location of gain or (loss) reclassified from accumulated OCI into income	2024	2023	Location of gain or (loss) recognized in income on derivative	2024	2023
Cash flow hedge derivative:
Interest rate swaps	$5.8	$10.4	Interest expense	$31.1	$33.0	Interest expense	$31.1	$33.0
Net investment hedge derivative:
Cross-currency swaps	$11.3	$(9.1)		$—	$—		$—	$—

		Amount of gain (loss) recognized in income on derivatives
		Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	2024	2023	2024	2023
Foreign exchange forward contracts	Non-operating income (expense) – net	$(5.2)	$7.1	$(4.2)	$10.9

The net amount related to the interest rate swaps expected to be reclassified into earnings over the next 12 months is approximately $39 million.
Fair Value of Financial Instruments
Our financial assets and liabilities that are reflected in the condensed consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term borrowings and long-term borrowings.
The following table summarizes fair value measurements by level at June 30, 2024 for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets for identical assets (level I)	Significant other observable inputs (level II)	Significant unobservable inputs (level III)	Balance at June 30, 2024
Assets:
Cash equivalents (1)	$0.4	$—	$—	$0.4
Other current assets:
Foreign exchange forwards (2)	$—	$1.5	$—	$1.5
Interest rate swap arrangements (3)	$—	$42.1	$—	$42.1
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$0.5	$—	$0.5
Cross-currency swap arrangements (3)	$—	$22.4	$—	$22.4

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
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for both the six months ended June 30, 2024 and 2023.
At June 30, 2024 and December 31, 2023, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	June 30, 2024		December 31, 2023
	Carrying amount	Fair value	Carrying amount	Fair value
Long-term debt (1)	$455.3	$420.9	$454.9	$420.3
Revolving facility	$120.0	$113.0	$25.0	$24.6
Term loans (2)	$3,076.1	$2,927.4	$3,065.3	$3,003.9
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

Note 10 -- Goodwill and Intangible Assets

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Computer Software and Goodwill:

	Computer software	Goodwill
January 1, 2024	$666.3	$3,445.8
Additions at cost (1)	52.5	—
Amortization	(40.7)	—
Other (2)	(6.7)	(21.1)
March 31, 2024	$671.4	$3,424.7
Additions at cost (1)	54.9	—
Amortization	(41.4)	—
Impairment / Write-off	(0.2)	—
Other (2)	—	1.9
June 30, 2024	$684.7	$3,426.6

January 1, 2023	$631.8	$3,431.3
Additions at cost (1)	44.0	—
Amortization	(34.9)	—
Impairment / Write-off	(0.3)	—
Other (2)	2.2	4.4
March 31, 2023	$642.8	$3,435.7
Additions at cost (1)	52.2	—
Amortization	(37.4)	—
Impairment / Write-off	(0.9)	—
Other (2)	—	(13.3)
June 30, 2023	$656.7	$3,422.4

Other Intangibles:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Customer relationships	Reacquired rights	Database	Other indefinite-lived intangibles	Other intangibles	Total
January 1, 2024	$1,316.7	$233.9	$940.6	$1,280.0	$144.7	$3,915.9
Additions at cost	—	—	—	—	0.1	0.1
Amortization	(52.4)	(4.8)	(37.7)	—	(4.1)	(99.0)
Other (2)	(2.6)	(6.3)	(2.4)	—	(0.5)	(11.8)
March 31, 2024	$1,261.7	$222.8	$900.5	$1,280.0	$140.2	$3,805.2
Additions at cost	—	—	—	—	0.3	0.3
Amortization	(50.5)	(4.7)	(36.5)	—	(4.1)	(95.8)
Other (2)	0.3	(0.7)	0.3	—	—	(0.1)
June 30, 2024	$1,211.5	$217.4	$864.3	$1,280.0	$136.4	$3,709.6

January 1, 2023	$1,536.7	$245.5	$1,100.0	$1,280.0	$157.9	$4,320.1
Additions at cost	—	—	—	—	0.1	0.1
Amortization	(56.8)	(4.7)	(41.0)	—	(4.2)	(106.7)
Other (2)	1.1	2.8	0.1	—	1.1	5.1
March 31, 2023	$1,481.0	$243.6	$1,059.1	$1,280.0	$154.9	$4,218.6
Additions at cost	—	—	—	—	0.1	0.1
Amortization	(55.1)	(4.8)	(39.8)	—	(4.2)	(103.9)
Other (2)	(1.5)	—	(1.7)	—	1.7	(1.5)
June 30, 2023	$1,424.4	$238.8	$1,017.6	$1,280.0	$152.5	$4,113.3
(1)Primarily related to software-related enhancements on products and purchased software.
(2)Primarily due to the impact of foreign currency fluctuations.

Note 11 -- Other Assets and Liabilities

Other Non-Current Assets:

	June 30, 2024	December 31, 2023
Right of use assets (1)	$45.0	$43.1
Prepaid pension assets	5.6	5.6
Investments	21.2	20.6
Deferred income tax	16.2	17.2
Long-term contract assets	24.3	18.0
Prepaid cloud computing fees and deferred implementation costs	32.1	23.2
Other	68.0	60.1
Total	$212.4	$187.8
(1)We recognized $9.6 million related to new operating leases for the six months ended June 30, 2024.

Other Accrued and Current Liabilities:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	June 30, 2024	December 31, 2023
Accrued operating costs	$96.0	$94.3
Accrued interest expense	4.5	5.3
Short-term lease liability (1)	14.6	15.0
Accrued income tax	4.0	15.3
Other accrued liabilities (2)	45.8	66.2
Total	$164.9	$196.1
(1)We recognized $0.1 million related to new operating leases for the six months ended June 30, 2024.
(2)The decrease was primarily driven by lower cross-currency interest rate swap liabilities and payments for prior year accrued liabilities.

Other Non-Current Liabilities:

	June 30, 2024	December 31, 2023
Deferred revenue - long term	$25.3	$19.7
U.S. tax liability associated with the 2017 Act	16.3	29.4
Long-term lease liability (1)	36.3	33.8
Liabilities for unrecognized tax benefits	15.0	19.8
Other	20.9	15.5
Total	$113.8	$118.2
(1)We recognized $9.5 million related to new operating leases for the six months ended June 30, 2024.
Note 12 -- Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

		June 30, 2024			December 31, 2023
	Maturity	Principal amount	Debt issuance costs and discount*	Carrying value	Principal amount	Debt issuance costs and discount*	Carrying value
Debt maturing within one year:
2029 Term loan B (1)	January 18, 2029	$31.0	$—	$31.0	$—	$—	$—
2026 Term loan (1)	Fully paid off in January 2024	—	—	—	28.1	—	28.1
2029 Term loan (1)	Fully paid off in January 2024	—	—	—	4.6	—	4.6
Total short-term debt		$31.0	$—	$31.0	$32.7	$—	$32.7

Debt maturing after one year:
2029 Term loan B (1)	January 18, 2029	$3,064.8	$19.7	$3,045.1	$—	$—	$—
2026 Term loan (1)	Fully paid off in January 2024	—	—	—	2,623.6	33.0	2,590.6
2029 Term loan (1)	Fully paid off in January 2024	—	—	—	447.3	5.3	442.0
Revolving facility (1) (2)	February 15, 2029	120.0	—	120.0	25.0	—	25.0
5.000% Senior unsecured notes (1)	December 15, 2029	460.0	4.7	455.3	460.0	5.1	454.9
Total long-term debt		$3,644.8	$24.4	$3,620.4	$3,555.9	$43.4	$3,512.5
Total debt		$3,675.8	$24.4	$3,651.4	$3,588.6	$43.4	$3,545.2
*Initial debt issuance costs were recorded as a reduction of the carrying amount of the debt and amortized over the contractual term of the debt. Balances represent the unamortized portion of debt issuance costs and discounts.

(1) The 5.000% Senior Unsecured Notes and the Senior Secured Credit Facilities contain certain covenants that limit our ability to incur additional indebtedness and guarantee indebtedness, create liens, engage in mergers or acquisitions, sell, transfer or otherwise dispose of assets, pay dividends and distributions or repurchase capital stock, prepay certain indebtedness and make investments, loans and advances. We were in compliance with these non-financial covenants at June 30, 2024 and December 31, 2023.
(2) The Revolving Facility contains a springing financial covenant requiring compliance with a maximum ratio of first lien net indebtedness to consolidated EBITDA of 6.75. The financial covenant applies only if the aggregate principal amount of borrowings under the Revolving Facility and certain outstanding letters of credit exceeds 35% of the total amount of commitments under the Revolving Facility on the last day of any fiscal quarter. The financial covenant did not apply at June 30, 2024 and December 31, 2023.

Senior Secured Credit Facilities
On February 8, 2019, the Company entered into a credit agreement governing its Senior Secured Credit Facilities (the "Senior Secured Credit Facilities"). Subsequently, the credit agreement has been amended several times. Currently, the Senior Secured Credit Facilities consist of a senior secured term loan facility and a senior secured revolving credit facility.

On January 29, 2024, we amended our credit agreement related to the then existing $451.9 million term loan with a maturity date of January 18, 2029 (the "2029 Term Loan"), to reduce its interest rate by 0.25%, resulting in a margin spread of SOFR plus 2.75% per annum and to increase the then existing term loan facility by $2,651.7 million to establish a new term loan with an aggregate principal amount of $3,103.6 million and a maturity date of January 18, 2029 (“2029 Term Loan B”). The proceeds from the 2029 Term Loan B were used to fully repay the previously existing term loans, including the senior secured term loan with a maturity date of February 8, 2026 (the "2026 Term Loan") and the 2029 Term Loan. As a result, we recorded a loss on debt extinguishment of $37.1 million related to the unamortized debt issuance costs associated with the then existing 2026 and 2029 Term Loan. The loss was recorded within “Non-operating income (expense)-net” for the six months ended June 30, 2024. Initial debt issuance costs of $21.6 million related to the 2029 Term Loan B were recorded as a reduction of the carrying amount of long term debt and will be amortized over the contractual term of the term loan. Concurrently, we also amended our credit agreement governing the Revolving Facility to extend the maturity date to February 15, 2029, and to reduce the applicable margin by 50 basis points, resulting in a margin spread of SOFR plus 2.50% per annum, subject to a leverage-based pricing grid. The Credit Spread Adjustment under the Revolving Facility was also removed as part of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

amendment. Total fees paid associated with the amendment of the Revolving Facility were $5.0 million, which is deferred and amortized over the term of the new arrangement, together with the original unamortized deferred costs.

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

Other details of the Senior Secured Credit Facilities:
•For the 2029 Term Loan B, beginning June 30, 2024, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on January 18, 2029. The 2029 Term Loan B bears interest at a rate per annum equal to 275 basis points over a SOFR rate for the interest period. The interest rate associated with the outstanding balance of the 2029 Term Loan B at June 30, 2024 was 8.096%.
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
•Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus 250 basis points, subject to a leverage-based pricing grid, at June 30, 2024 and 310 basis points over a SOFR rate, inclusive of the SOFR credit spread adjustment, at December 31, 2023. The aggregate amount available under the Revolving Facility is $850 million. The available borrowings under the Revolving Facility at June 30, 2024 and December 31, 2023 were $730.0 million and $825.0 million, respectively. The interest rates associated with the outstanding balance of the Revolving Facility at June 30, 2024 and December 31, 2023 were 7.839% and 8.462%, respectively. Initial debt issuance costs related to the Revolving Facility were included in "Other non-current assets" on the consolidated balance sheet and are amortized over the term of the Revolving Facility.
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $9.7 million at June 30, 2024 and $10.2 million at December 31, 2023.
We entered into interest rate swaps and cross-currency interest rate swaps, with various maturity dates, in order to manage the impact of interest rate changes. As of June 30, 2024 and December 31, 2023, we had interest rate swap contracts of $2,750 million and cross-currency interest rate contracts with an aggregate notional amount of $625 million and $375 million, respectively. See Note 9 for more detailed discussion.
Note 13 -- Accounts Receivable Securitization Facility

In September 2022, the Company entered into a three-year revolving securitization facility agreement to transfer customer receivables of one of our U.S. subsidiaries (“Originator”) through our bankruptcy-remote subsidiary (“SPE”) to a third-party financial institution (“Purchaser”) on a recurring basis in exchange for cash equal to the gross receivables transferred. The facility had a monthly drawing limit of $215 million at both June 30, 2024 and December 31, 2023. Transfers of our U.S. accounts receivable from the SPE to the Purchaser are accounted for as a sale of financial assets, and the accounts receivable are derecognized from the consolidated financial statements, as the SPE transfers effective control and risk associated with the transferred accounts receivable. Other than collection and administrative responsibilities, the Company and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

related subsidiaries have no continuing involvement in the transferred accounts receivable. The accounts receivable, once sold, are no longer available to satisfy creditors of the Company or the related subsidiaries in the event of bankruptcy. These sales are transacted at the face value of the relevant accounts receivable. The future outstanding balance of trade receivables that will be sold is expected to vary based on the level of activity and other factors. The receivables sold are fully guaranteed by the SPE that also pledges further accounts receivable as collateral under this agreement. The Company controls and therefore consolidates the SPE in its consolidated financial statements.

The Company derecognized accounts receivable of $176.2 million and $408.7 million for the three and six months ended June 30, 2024, respectively, and $156.0 million and $412.6 million for the three and six months ended June 30, 2023, respectively. The Company collected $176.2 million and $408.7 million of accounts receivable sold under this agreement during the three and six months ended June 30, 2024, respectively, and $156.0 million and $412.6 million during the three and six months ended June 30, 2023, respectively. Unsold accounts receivable of $72.8 million and $112.0 million were pledged by the SPE as collateral to the Purchaser as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, recourse liability related to the receivables sold that has not been collected was immaterial.

Fees incurred for the facility, including fees for administrative responsibilities, during the three and six months ended June 30, 2024 were $3.4 million and $7.2 million, respectively, and during the three and six months ended June 30, 2023 were $2.9 million and $6.0 million, respectively, and have been reflected within "Non-operating income (expense) – net" in the condensed consolidated statements of operations and comprehensive income (loss).

Cash activity related to the facility is reflected in "Net cash provided by operating activities" in the condensed consolidated statements of cash flows.

Note 14 -- Stockholders' Equity
Below is a reconciliation of our common stock issued and outstanding:

	Common Shares	Treasury Shares	Common Shares Outstanding
Shares as of December 31, 2023 (1)	439,735,256	(886,920)	438,848,336
Shares issued for the three months ended March 31, 2024	4,820,581	N/A	4,820,581
Shares forfeited for the three months ended March 31, 2024 (2)	(933,114)	N/A	(933,114)
Shares as of March 31, 2024	443,622,723	(886,920)	442,735,803
Shares issued for the three months ended June 30, 2024	135,770	N/A	135,770
Shares forfeited for the three months ended June 30, 2024 (2)	(79,395)	N/A	(79,395)
Shares repurchased for the three months ended June 30, 2024 (3)	N/A	(961,360)	(961,360)
Shares as of June 30, 2024	443,679,098	(1,848,280)	441,830,818
(1)Treasury shares as of December 31, 2023 are primarily related to the forfeiture of unvested incentive units granted prior to the IPO.
(2)Includes shares surrendered related to payroll tax withheld for the vested restricted shares.
(3)Shares acquired under our three-year stock repurchase program.

Stock Repurchase Program

On April 30, 2024, our Board of Directors authorized a three-year stock repurchase program, (the "2024 Stock Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through April 30, 2027. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. During the three and six months ended June 30, 2024 we repurchased 961,360 shares of common stock for $9.3 million, net of accrued excise tax, at an average price of $9.71 per share.

Stockholder Dividends

The following dividends were declared by our Board of Directors and subsequently paid during the six months ended June 30, 2024:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Declaration Date	Record Date	Payment Date	Dividends Per Share
February 8, 2024	March 7, 2024	March 21, 2024	$0.05
April 30, 2024	June 6, 2024	June 20, 2024	$0.05
Dividends accrued for restricted shares are contingent and payable upon vesting of the underlying restricted shares.

Note 15 -- Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) ("AOCI"):

	Foreign currency translation adjustments	Net investment hedge derivative	Defined benefit pension plans	Cash flow hedge derivative	Total
Balance, January 1, 2024	$(142.5)	$(10.5)	$(62.2)	$16.5	$(198.7)
Other comprehensive income (loss) before reclassifications	(35.8)	8.4	—	27.2	(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(0.9)	(22.9)	(23.8)
Balance, June 30, 2024	$(178.3)	$(2.1)	$(63.1)	$20.8	$(222.7)

Balance, January 1, 2023	$(172.3)	$2.0	$(58.1)	$48.4	$(180.0)
Other comprehensive income (loss) before reclassifications	(1.9)	(6.7)	—	32.0	23.4
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(1.3)	(24.3)	(25.6)
Balance, June 30, 2023	$(174.2)	$(4.7)	$(59.4)	$56.1	$(182.2)
The following table summarizes the reclassifications out of AOCI:

		Amount reclassified from accumulated other comprehensive income (loss)
		Three months ended June 30,		Six months ended June 30,
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	2024	2023	2024	2023
Defined benefit pension plans:
Amortization of prior service costs	Other income (expense) - net	$(0.2)	$(0.1)	$(0.3)	$(0.2)
Amortization of actuarial gain/loss	Other income (expense) - net	(0.3)	(0.5)	(0.6)	(1.1)
Cash flow hedge derivative:
Interest rate swaps	Interest expense	(9.9)	(18.7)	(31.1)	(33.0)
Total before tax		(10.4)	(19.3)	(32.0)	(34.3)
Tax benefit (expense)		2.9	5.0	8.2	8.7
Total reclassifications for the period, net of tax		$(7.5)	$(14.3)	$(23.8)	$(25.6)

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
A reconciliation of Segment Adjusted EBITDA to Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. for the periods presented is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Adjusted EBITDA:
North America	$178.2	$173.5	$330.3	$324.0
International	53.8	49.1	118.1	104.7
Corporate and other	(14.1)	(16.4)	(29.2)	(32.5)
Consolidated total	$217.9	$206.2	$419.2	$396.2
Depreciation and amortization	(141.3)	(145.0)	(285.3)	(290.4)
Interest expense - net	(57.8)	(55.0)	(141.5)	(108.9)
Benefit (provision) for income taxes	2.9	17.5	47.1	29.3
Other income (expense) - net	1.4	1.5	1.5	2.1
Equity in net income of affiliates	0.7	0.7	1.6	1.5
Net income (loss) attributable to non-controlling interest	(0.7)	(0.6)	(2.0)	(1.5)
Equity-based compensation	(18.2)	(24.8)	(36.1)	(45.3)
Restructuring charges	(3.3)	(4.6)	(6.7)	(8.8)
Merger, acquisition and divestiture-related operating costs	(0.8)	(1.4)	(1.0)	(4.0)
Transition costs (1)	(15.2)	(11.0)	(32.6)	(19.4)
Other adjustments (2)	(2.0)	(2.9)	(3.8)	(3.9)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(16.4)	$(19.4)	$(39.6)	$(53.1)
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
(2)Adjustments were primarily related to legal fees associated with ongoing legal matters discussed in Note 17 and impairment charges.

Other Selected Segment Financial Information:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Depreciation and amortization by segment:
North America	$26.2	$22.4	$51.7	$42.5
International	6.1	5.1	11.9	10.2
Total segments	32.3	27.5	63.6	52.7
Corporate and other (1)	109.0	117.5	221.7	237.7
Consolidated total	$141.3	$145.0	$285.3	$290.4

Cash paid for capital expenditures by segment:
Capital expenditures:
North America	$0.3	$0.8	$0.7	$1.4
International	0.5	0.5	1.4	0.7
Total segments	0.8	1.3	2.1	2.1
Corporate and other	—	—	—	0.5
Consolidated total	$0.8	$1.3	$2.1	$2.6
Additions to computer software and other intangibles:
North America	$45.2	$37.3	$80.5	$68.7
International	7.2	6.5	15.4	14.5
Total segments	52.4	43.8	95.9	83.2
Corporate and other	0.6	3.5	13.5	8.7
Consolidated total	$53.0	$47.3	$109.4	$91.9

(1)Depreciation and amortization for Corporate and other includes incremental amortization resulting from the application of purchase accounting in connection with historical merger and acquisition transactions.

Supplemental Geographic and Disaggregated Revenue Information:

	June 30, 2024	December 31, 2023
Assets:
North America	$7,413.1	$7,643.3
International	1,543.7	1,492.6
Consolidated total	$8,956.8	$9,135.9

Goodwill:
North America	$2,929.6	$2,929.6
International	497.0	516.2
Consolidated total	$3,426.6	$3,445.8

Other intangibles:
North America	$3,286.5	$3,451.5
International	423.1	464.4
Consolidated total	$3,709.6	$3,915.9

Other long-lived assets: (1)
North America	$922.5	$891.6
International	218.0	209.1
Consolidated total	$1,140.5	$1,100.7
Total long-lived assets (1)	$8,276.7	$8,462.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

(1)Excludes deferred income tax of $16.2 million and $17.2 million as of June 30, 2024 and December 31, 2023, respectively, included within "Other non-current assets" in the condensed consolidated balance sheet. See Note 11 for additional details.

	Three months ended June 30,		Six months ended June 30,
Disaggregated Revenue:(1)	2024	2023	2024	2023

North America:(2)
Finance & Risk	$216.0	$210.6	$424.1	$411.8
Sales & Marketing	188.6	181.0	367.1	354.5
Total North America	$404.6	$391.6	$791.2	$766.3
International:
Finance & Risk	$116.5	$107.8	$236.5	$218.6
Sales & Marketing	55.1	55.3	113.0	110.2
Total International	$171.6	$163.1	$349.5	$328.8
Total Revenue:
Finance & Risk	$332.5	$318.4	$660.6	$630.4
Sales & Marketing	243.7	236.3	480.1	464.7
Total Revenue	$576.2	$554.7	$1,140.7	$1,095.1
(1)Our client solution sets are Finance & Risk and Sales & Marketing. Inter-segment sales are immaterial, and no single client accounted for 10% or more of our total revenue.
(2)Substantially all of the North America revenue is attributable to the United States.

Note 17 -- Contingencies
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Right of Publicity Class Actions

DeBose v. Dun & Bradstreet Holdings, Inc., No. 2:22-cv-00209-ES-CLW (D.N.J.)

On January 17, 2022, Plaintiff Rashad DeBose filed a Class Action Complaint against the Company, alleging that the Company used the purported class members’ names and personas to promote paid subscriptions to the Company’s Hoovers product website without consent, in violation of the Ohio right of publicity statute and Ohio common law prohibiting misappropriation of a name or likeness. On March 30, 2022, the Company filed a motion to dismiss the Complaint. The motion was briefed, and in November 2022 the Court requested supplemental briefing. Supplemental briefing was completed in January 2023. The Court has set oral argument on the motion to dismiss on September 12, 2024. Discovery is ongoing.

In accordance with ASC 450 Contingencies, the Company is continuing to defend the claims and evaluate any potential exposure; however, at this time we have no basis to determine that a loss in connection with this matter is both probable and reasonably estimable, and thus no reserve has been established.

Batis v. Dun & Bradstreet Holdings, Inc., No. 4:22-cv-01924-AGT (N.D.Cal.)

On March 25, 2022, Plaintiff Odette R. Batis filed a Class Action Complaint against the Company, alleging that the Company used the purported class members’ names and personas to promote paid subscriptions to the Company’s Hoovers product website without consent, in violation of the California right of publicity statute, California common law prohibiting misappropriation of a name or likeness and California’s Unfair Competition Law. On June 30, 2022, the Company filed a motion to dismiss the Complaint pursuant to California’s anti-SLAPP statute. On February 10, 2023, the District Court denied the motion to dismiss. The decision was subject to an automatic right of appeal, and the Company has appealed the matter to the Ninth Circuit. On January 18, 2024, the Ninth Circuit affirmed the district court’s determination that the anti-SLAPP statute does not apply. On February 1, 2024, D&B filed a petition for rehearing or rehearing en banc seeking to vacate the Ninth Circuit ruling. Subsequently, on February 15, 2024, the Ninth Circuit issued an order stating that the petition will be held in abeyance pending the resolution of en banc rehearing of another similar case pending before the Ninth Circuit, Martinez v. ZoomInfo Technologies, Inc. (“Martinez”). On March 1, 2024, the Ninth Circuit vacated the en banc rehearing in the Martinez case and continued to hold D&B’s Petition for Rehearing in abeyance. On July 8, 2024, the Ninth Circuit granted D&B’s Petition for Rehearing, withdrew its January 18, 2024 disposition and issued a new opinion and order affirming the district court’s determination that the anti-SLAPP statute does not apply. On July 30, 2024, mandate issued in the Ninth Circuit and the case will return to the District Court.

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
During the three and six months ended June 30, 2024 and 2023, a significant portion of D&B common stock was collectively held by entities affiliated with Bilcar, LLC ("Bilcar"), Thomas H. Lee Partners, L.P. ("THL"), Cannae Holdings, Inc. ("Cannae Holdings"), CC Capital Partners LLC ("CC Capital"), and for the three and six months ended June 30, 2023 only, Black Knight, Inc. (("Black Knight") and, together with Bilcar, THL, Cannae Holdings and CC Capital, the "Investor Consortium"). In addition, the Investor Consortium was able to exercise significant voting influence over fundamental and significant corporate matters and transactions by their agreement to vote in favor of the election of five members of our board of directors, which expired on June 30, 2023. Upon the expiration of the voting agreement on June 30, 2023, Black Knight and CC Capital are no longer considered to be related parties.
Our Chief Executive Officer Anthony Jabbour also served as the Chairman and Chief Executive Officer of Black Knight until May 16, 2022, at which time he transitioned to the role of Executive Chairman of the board of directors of Black Knight. Following the acquisition of Black Knight by Intercontinental Exchange, Inc. ("ICE"), Mr. Jabbour resigned from his position as Executive Chairman of Black Knight. Mr. Jabbour is also a member of the board of directors of Paysafe Limited ("Paysafe"), which is an investment held by Cannae Holdings and accounted for as an equity investment. Additionally, William P. Foley, II, our Executive Chairman, also previously served as non-executive Chairman of Cannae Holdings and, since February 10, 2024, has served as Chairman, Chief Executive Officer and Chief Investment Officer of Cannae Holdings. Further, our director Richard N. Massey previously served as Chief Executive Officer and a director of Cannae Holdings until February 10, 2024, and as Vice Chairman and a director until June 19, 2024, on which date Mr. Massey ceased to serve as an executive or a director of Cannae Holdings.
In December 2022, Paysafe signed a 63 month lease agreement with D&B for the occupancy of the fourth floor of our headquarters building in Jacksonville, Florida. Total rental payments over the lease term will aggregate to $4.2 million. We recognized expense credit of $0.4 million and $0.7 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively. We recorded $0.1 million and $0.2 million within "Other current assets" as of June 30, 2024 and December 31, 2023, respectively, and $0.1 million within "Other non-current liabilities" as of both June 30, 2024 and December 31, 2023.

In June 2021, we entered into a five-year agreement with Black Knight. Pursuant to the agreement, D&B will receive total data license fees of approximately $24 million over a five-year period. Also over the five-year period, Black Knight is engaged to provide certain products and data, as well as professional services for an aggregate fee of approximately $34 million. In addition, D&B and Black Knight will jointly market certain solutions and data. The agreement was approved by our Audit Committee. Related party revenue for the three and six months ended June 30, 2023 was $3.4 million. Related party expenses for the three and six months ended June 30, 2023 were $0.5 million and $1.0 million, respectively.

In September 2021, we entered into a 10-year agreement with Paysafe. Pursuant to the agreement, D&B provides data license and risk management solution services to Paysafe. The agreement is cancellable by either party without penalty at each annual anniversary of the contract effective date by providing written notice not less than 90 days prior to the anniversary date. In March 2024, we entered into an additional three-year agreement with Paysafe, pursuant to which D&B will provide Paysafe marketing solutions. Both agreements were approved by our Audit Committee. In connection with the agreements associated with Paysafe, we recognized revenue of $1.5 million and $3.6 million for the three and six months ended June 30, 2024, respectively, and $1.9 million and $3.6 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, we included a receivable from Paysafe of $0.7 million and $3.4 million, respectively, within "Accounts receivable."

In the normal course of business, we reimburse affiliates for certain travel costs incurred by Dun & Bradstreet Holdings, Inc. executives and board members.

Note 19 -- Subsequent Event

On July 24, 2024, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock. The dividend will be payable on September 19, 2024, to shareholders of record as of September 5, 2024.

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

The following discussion and analysis of Dun & Bradstreet Holdings, Inc.’s financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2024. References in this discussion and analysis to “the Company,” “Dun & Bradstreet,” “D&B,” “we,” “us” and “our” refer to Dun & Bradstreet Holdings, Inc. and its subsidiaries.
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

See Note 12 to the unaudited condensed consolidated financial statements for further discussion.
Stock Repurchase Program

On April 30, 2024, our Board of Directors authorized a three-year stock repurchase program, (the "2024 Stock Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through April 30, 2027. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. During the three and six months ended June 30, 2024 we repurchased 961,360 shares of common stock for $9.3 million, net of accrued excise tax, at an average price of $9.71 per share.
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
During 2024, interest rates remained elevated, although central banks have paused rate increases and inflation has slowly eased. Currently, short-term expectations remain uncertain depending on the U.S. Federal Reserve's monetary policy and its reaction to the macroeconomic developments. As a result, interest rates may continue to remain elevated. In a high interest rate environment, borrowing costs for businesses are higher which could result in cautious commercial spending and lower discretionary spending, and consequently lower demand for our Sales & Marketing solutions.
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

Results of Operations

GAAP Results (In millions except per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$576.2	$554.7	$1,140.7	$1,095.1
Cost of services (exclusive of depreciation and amortization) (1)	220.1	212.2	444.2	420.0
Selling and administrative expenses (1)	174.4	176.4	350.8	351.5
Depreciation and amortization	141.3	145.0	285.3	290.4
Restructuring charges	3.3	4.6	6.7	8.8
Operating costs	539.1	538.2	1,087.0	1,070.7
Operating income (loss)	37.1	16.5	53.7	24.4
Interest income	1.2	1.1	2.8	2.5
Interest expense	(59.0)	(56.1)	(144.3)	(111.4)
Other income (expense) - net	1.4	1.5	1.5	2.1
Non-operating income (expense) - net	(56.4)	(53.5)	(140.0)	(106.8)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(19.3)	(37.0)	(86.3)	(82.4)
Less: provision (benefit) for income taxes	(2.9)	(17.5)	(47.1)	(29.3)
Equity in net income of affiliates	0.7	0.7	1.6	1.5
Net income (loss)	(15.7)	(18.8)	(37.6)	(51.6)
Less: net (income) loss attributable to the non-controlling interest	(0.7)	(0.6)	(2.0)	(1.5)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(16.4)	$(19.4)	$(39.6)	$(53.1)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.04)	$(0.04)	$(0.09)	$(0.12)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.04)	$(0.04)	$(0.09)	$(0.12)
Weighted average number of shares outstanding-basic	432.7	430.5	432.2	430.0
Weighted average number of shares outstanding-diluted	432.7	430.5	432.2	430.0

Net income (loss) margin (2)	(2.8)%	(3.5)%	(3.5)%	(4.8)%
(1)Prior year period results have been recast to reflect the change in presentation and to conform to the current period presentation. See Note 1 to the unaudited condensed consolidated financial statements for further discussion. For the three and six months ended June 30, 2023, we reclassified $7.2 million and $19.1 million, respectively, from Selling and administrative expenses to Cost of services (exclusive of depreciation and amortization). This reclassification has no impact on total operating costs, operating income, net income (loss), earnings (loss) per share or segment results. Additionally, the reclassification has no impact on the unaudited consolidated balance sheets or unaudited consolidated statement of cash flows.
(2)Net income (loss) margin is defined as Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. divided by Revenue.

The table below sets forth our key performance measures including non-GAAP measures for the periods indicated (In millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Total revenue	$576.2	$554.7	$1,140.7	$1,095.1
Adjusted EBITDA	$217.9	$206.2	$419.2	$396.2
Adjusted EBITDA margin	37.8%	37.2%	36.8%	36.2%
Adjusted net income	$99.1	$95.1	$184.1	$175.6
Adjusted net earnings per diluted share	$0.23	$0.22	$0.42	$0.41
Reconciliations of non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (In millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(16.4)	$(19.4)	$(39.6)	$(53.1)
Depreciation and amortization	141.3	145.0	285.3	290.4
Interest expense - net	57.8	55.0	141.5	108.9
(Benefit) provision for income tax - net	(2.9)	(17.5)	(47.1)	(29.3)
EBITDA	$179.8	$163.1	$340.1	$316.9
Other income (expense) - net	(1.4)	(1.5)	(1.5)	(2.1)
Equity in net income of affiliates	(0.7)	(0.7)	(1.6)	(1.5)
Net income (loss) attributable to non-controlling interest	0.7	0.6	2.0	1.5
Equity-based compensation	18.2	24.8	36.1	45.3
Restructuring charges	3.3	4.6	6.7	8.8
Merger, acquisition and divestiture-related operating costs	0.8	1.4	1.0	4.0
Transition costs	15.2	11.0	32.6	19.4
Other adjustments	2.0	2.9	3.8	3.9
Adjusted EBITDA	$217.9	$206.2	$419.2	$396.2

North America	$178.2	$173.5	$330.3	$324.0
International	53.8	49.1	118.1	104.7
Corporate and other	(14.1)	(16.4)	(29.2)	(32.5)
Adjusted EBITDA	$217.9	$206.2	$419.2	$396.2

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(16.4)	$(19.4)	$(39.6)	$(53.1)
Incremental amortization of intangible assets resulting from the application of purchase accounting	107.3	115.9	218.1	234.4
Equity-based compensation	18.2	24.8	36.1	45.3
Restructuring charges	3.3	4.6	6.7	8.8
Merger, acquisition and divestiture-related operating costs	0.8	1.4	1.0	4.0
Transition costs	15.2	11.0	32.6	19.4
Merger, acquisition and divestiture-related non-operating costs	(0.1)	—	—	—
Debt refinancing and extinguishment costs	—	—	37.1	—
Non-operating pension-related income	(5.1)	(4.6)	(10.0)	(9.2)
Non-cash gain (loss) from interest rate swap amendment (1)	4.6	—	(3.2)	—
Other adjustments	2.0	2.9	3.8	3.9
Tax impact of non-GAAP adjustments	(30.6)	(42.2)	(94.3)	(79.6)
Other tax effect adjustments	(0.1)	0.7	(4.2)	1.7
Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$99.1	$95.1	$184.1	$175.6
Adjusted net earnings per diluted share	$0.23	$0.22	$0.42	$0.41
Weighted average number of shares outstanding - diluted	435.3	431.6	435.5	431.6
(1)Amount represents non-cash amortization gain and loss resulted from the amendment of our interest rate swap derivatives. The amount is reported within "Interest expense-net" for the three and six months ended June 30, 2024. See Note 9 to the unaudited condensed consolidated financial statements for a more detailed discussion.

Revenue
Three months ended June 30, 2024 versus Three months ended June 30, 2023
Total revenue was $576.2 million for the three months ended June 30, 2024, compared to $554.7 million for the three months ended June 30, 2023, an increase of $21.5 million, or 3.9% (4.2% before the effect of foreign exchange). The increase was attributable to growth in the underlying business, partially offset by the negative impact of foreign exchange and the impact of a divestiture of a business-to-consumer business in Finland in the fourth quarter of 2023.
Excluding the impact of the divestiture of $0.5 million and the negative impact of foreign exchange of $1.6 million, total organic revenue increased $23.6 million, or 4.3%, reflecting growth across both of our segments. The changes in revenue are discussed further in the segment level discussion below.
Six months ended June 30, 2024 versus Six months ended June 30, 2023
Total revenue was $1,140.7 million for the six months ended June 30, 2024, compared to $1,095.1 million for the six months ended June 30, 2023, an increase of $45.6 million, or 4.2% (both after and before the effect of foreign exchange). The increase was attributable to growth in the underlying business and the positive impact of foreign exchange, partially offset by the impact of a divestiture of a business-to-consumer business in Finland in the fourth quarter of 2023.
Excluding the impact of the divestiture of $1.1 million and the positive impact of foreign exchange of $0.1 million, total organic revenue increased $46.6 million, or 4.3%, reflecting growth across both of our segments. The changes in revenue are discussed further in the segment level discussion below.
Revenue by segment was as follows (In millions):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Increase (decrease)	% Increase (decrease)	2024	2023	$ Increase (decrease)	% Increase (decrease)
North America:
Finance & Risk	$216.0	$210.6	$5.4	2.6%	$424.1	$411.8	$12.3	3.0%
Sales & Marketing	188.6	181.0	7.6	4.2%	367.1	354.5	12.6	3.5%
Total North America	$404.6	$391.6	$13.0	3.3%	$791.2	$766.3	$24.9	3.2%
International:
Finance & Risk	$116.5	$107.8	$8.7	8.1%	$236.5	$218.6	$17.9	8.2%
Sales & Marketing	55.1	55.3	(0.2)	(0.3)%	113.0	110.2	2.8	2.6%
Total International	$171.6	$163.1	$8.5	5.2%	$349.5	$328.8	$20.7	6.3%
Total Revenue:
Finance & Risk	$332.5	$318.4	$14.1	4.4%	$660.6	$630.4	$30.2	4.8%
Sales & Marketing	243.7	236.3	7.4	3.1%	480.1	464.7	15.4	3.3%
Total Revenue	$576.2	$554.7	$21.5	3.9%	$1,140.7	$1,095.1	$45.6	4.2%

North America Segment
For the three months ended June 30, 2024, North America revenue increased $13.0 million, or 3.3% ( 3.4% before the effect of foreign exchange) compared to the three months ended June 30, 2023. See further discussion below on revenue by solutions.
For the six months ended June 30, 2024, North America revenue increased $24.9 million, or 3.2% (3.3% before the effect of foreign exchange) compared to the six months ended June 30, 2023. See further discussion below on revenue by solutions
Finance & Risk
For the three months ended June 30, 2024, North America Finance & Risk revenue increased $5.4 million, or 2.6% (both after and before the effect of foreign exchange) compared to the three months ended June 30, 2023, primarily due to a net increase in revenue across our Third Party Risk, Supply Chain Management and Finance Solutions of approximately $7 million, partially offset by decreased revenue of approximately $2 million from our Credibility Solutions.

For the six months ended June 30, 2024, North America Finance & Risk revenue increased $12.3 million, or 3.0% (both after and before the effect of foreign exchange) compared to the six months ended June 30, 2023, primarily due to a net increase in revenue across our Third Party Risk, Supply Chain Management and Finance Solutions of approximately $15 million, partially offset by decreased revenue of approximately $4 million from our Credibility Solutions.

Sales & Marketing
For the three months ended June 30, 2024, North America Sales & Marketing revenue increased $7.6 million, or 4.2% (both after and before the effect of foreign exchange) compared to the three months ended June 30, 2023, primarily driven by higher data sales of approximately $7 million and higher revenue of approximately $4 million from our Master Data Management Solutions, partially offset by decreased revenue from our digital marketing solutions.

For the six months ended June 30, 2024, North America Sales & Marketing revenue increased $12.6 million, or 3.5% (3.6% before the effect of foreign exchange) compared to the six months ended June 30, 2023, primarily driven by higher revenue of approximately $13 million from our Master Data Management Solutions and approximately $6 million driven by higher data sales, partially offset by decreased revenue from our digital marketing solutions.

International Segment
For the three months ended June 30, 2024, International revenue increased $8.5 million, or 5.2% (6.2% before the effect of foreign exchange) compared to the three months ended June 30, 2023. Excluding the impact of the divestiture of a business-to-consumer business in Finland of $0.5 million and the negative impact of foreign exchange of $1.5 million, International organic revenue increased $10.5 million, or 6.4%. See further discussion below on revenue by solutions.
For the six months ended June 30, 2024, International revenue increased $20.7 million, or 6.3% (6.2% before the effect of foreign exchange) compared to the six months ended June 30, 2023. Excluding the impact of the divestiture of a business-to-consumer business in Finland of $1.1 million and the positive impact of foreign exchange of $0.2 million, International organic revenue increased $21.6 million, or 6.6%. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended June 30, 2024, International Finance & Risk revenue increased $8.7 million, or 8.1% (8.9% before the effect of foreign exchange) compared to the three months ended June 30, 2023. Excluding the negative impact of foreign exchange of $0.9 million, revenue increased $9.6 million, or 8.9%, attributable to growth across all markets. The growth was driven by higher revenue of approximately $4 million from the U.K. primarily attributable to an increase in API solutions, approximately $3 million from Europe primarily attributable to growth in Third Party Risk and Compliance solutions, Finance Analytics and API solutions, approximately $1 million from Greater China driven by growth in Finance Analytics and API solutions, and increased revenue of approximately $1 million from WWN alliances primarily attributable to increased cross border activity.

For the six months ended June 30, 2024, International Finance & Risk revenue increased $17.9 million, or 8.2% (8.0% before the effect of foreign exchange) compared to the six months ended June 30, 2023. Excluding the positive impact of foreign exchange of $0.4 million, revenue increased $17.5 million, or 8.0%, attributable to growth across all markets. The growth was driven by higher revenue of approximately $9 million from the U.K. primarily attributable to an increase in API solutions, approximately $5 million from Europe primarily attributable to growth in Third Party Risk and Compliance solutions, Finance Analytics and API solutions, approximately $2 million from Greater China driven by growth in Finance Analytics and API solutions, and increased revenue of approximately $2 million from WWN alliances primarily attributable to increased cross border activity.

Sales & Marketing
For the three months ended June 30, 2024, International Sales & Marketing revenue decreased $0.2 million, or 0.3% (0.9% increase before the effect of foreign exchange) compared to the three months ended June 30, 2023. Excluding the impact of the divestiture of $0.5 million and the negative impact of foreign exchange of $0.6 million, organic revenue increased $0.9 million, or 1.6%, primarily due to higher revenue from the U.K. driven by growth in API solutions.
For the six months ended June 30, 2024, International Sales & Marketing revenue increased $2.8 million, or 2.6% (2.8% before the effect of foreign exchange) compared to the six months ended June 30, 2023. Excluding the impact of the divestiture of $1.1 million and the negative impact of foreign exchange of $0.2 million, organic revenue increased $4.1 million, or 3.8%, primarily due to higher revenue from the U.K. and Europe driven by growth in API solutions and Hoovers.
Operating Costs

Consolidated operating costs were as follows (In millions):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Increase (decrease)	% Increase (decrease)	2024	2023	$ Increase (decrease)	% Increase (decrease)
Cost of services (exclusive of depreciation and amortization) (1)	$220.1	$212.2	$7.9	3.7%	$444.2	$420.0	$24.2	5.8%
Selling and administrative expenses (1)	174.4	176.4	(2.0)	(1.2)%	350.8	351.5	(0.7)	(0.2)%
Depreciation and amortization	141.3	145.0	(3.7)	(2.5)%	285.3	290.4	(5.1)	(1.7)%
Restructuring charges	3.3	4.6	(1.3)	(29.3)%	6.7	8.8	(2.1)	(24.3)%
Operating costs	$539.1	$538.2	$0.9	0.2%	$1,087.0	$1,070.7	$16.3	1.5%
Operating income (loss)	$37.1	$16.5	$20.6	125.4%	$53.7	$24.4	$29.3	120.0%
(1)Prior year period results have been recast to reflect the change in presentation and to conform to the current period presentation. See Note 1 to the unaudited condensed consolidated financial statements for further discussion. For the three and six months ended June 30, 2023, we reclassified $7.2 million and $19.1 million, respectively, from Selling and administrative expenses to Cost of services (exclusive of depreciation and amortization). This reclassification has no impact on total operating costs, operating income, net income (loss), earnings (loss) per share or segment results. Additionally, the reclassification has no impact on the unaudited consolidated balance sheets or unaudited consolidated statements of cash flows.

Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) was $220.1 million for the three months ended June 30, 2024, an increase of $7.9 million, or 3.7%, compared to the three months ended June 30, 2023, primarily due to higher cloud infrastructure costs of approximately $10 million, of which approximately $5 million is attributable to modernizing our technology infrastructure which we consider transition costs, partially offset by lower overhead costs of approximately $2 million. Total cost of services was favorably impacted by foreign exchange of $0.3 million for the three months ended June 30, 2024, compared to the prior year quarter. Excluding the technology transition costs of approximately $5 million, cost of services increased approximately $2 million, or 1.2%.

Cost of services (exclusive of depreciation and amortization) was $444.2 million for the six months ended June 30, 2024, an increase of $24.2 million, or 5.8%, compared to the six months ended June 30, 2023, primarily due to higher cloud infrastructure costs of approximately $28 million, of which approximately $13 million is attributable to modernizing our technology infrastructure which we consider transition costs, partially offset by lower data acquisition costs of approximately $3 million. Data acquisition costs as a percentage of total revenue decreased 80 basis points to 13.1% for the six months ended June 30, 2024, compared to 13.9% for the prior year quarter. Total cost of services was unfavorably impacted by foreign exchange of $0.5 million for the six months ended June 30, 2024, compared to the prior year period. Excluding the technology transition costs of approximately $13 million, cost of services increased approximately $11 million, or 2.8%.

Selling and Administrative Expenses
Selling and administrative expenses were $174.4 million for the three months ended June 30, 2024, a decrease of $2.0 million, or 1.2%, compared to the three months ended June 30, 2023, driven by lower net personnel costs of approximately $6 million primarily due to lower equity-based compensation, partially offset by higher costs of approximately $4 million primarily related to selling and marketing activities. Total selling and administrative expenses were favorably impacted by foreign exchange of $0.5 million for the three months ended June 30, 2024, compared to the prior year quarter.
Selling and administrative expenses were $350.8 million for the six months ended June 30, 2024, a decrease of $0.7 million, or 0.2%, compared to the six months ended June 30, 2023, driven by lower net personnel costs of approximately $7 million primarily due to lower equity-based compensation, partially offset by higher selling and marketing costs of approximately $5 million and higher corporate overhead costs of approximately $1 million. Total selling and administrative expenses were unfavorably impacted by foreign exchange of $0.3 million for the six months ended June 30, 2024, compared to the prior year period.
Depreciation and Amortization
Depreciation and amortization expenses were $141.3 million for the three months ended June 30, 2024, a decrease of $3.7 million, or 2.5%, compared to the three months ended June 30, 2023, primarily due to lower amortization related to intangible assets recognized in connection with historical merger and acquisition transactions, partially offset by higher amortization resulting from increased internally developed software subject to amortization during the current year quarter compared to the prior year quarter.

Depreciation and amortization expenses were $285.3 million for the six months ended June 30, 2024, a decrease of $5.1 million, or 1.7%, compared to the six months ended June 30, 2023, primarily due to lower amortization related to intangible assets recognized in connection with historical merger and acquisition transactions, partially offset by higher amortization resulting from increased internally developed software subject to amortization during the current year period compared to the prior year period.

Restructuring Charges
Restructuring charges were $3.3 million for the three months ended June 30, 2024, a decrease of $1.3 million, or 29.3%, compared to the three months ended June 30, 2023, primarily due to higher severance and facility exit costs in the prior year quarter related to initiatives in our North America business.

Restructuring charges were $6.7 million for the six months ended June 30, 2024, a decrease of $2.1 million, or 24.3%, compared to the six months ended June 30, 2023, primarily due to higher severance and facility exit costs in the prior year period related to initiatives in our North America business.

Operating Income (Loss)
Consolidated operating income was $37.1 million for the three months ended June 30, 2024, an increase of $20.6 million, or 125.4%, compared to the three months ended June 30, 2023. The increase in operating income was primarily driven by higher revenue of $21.5 million, lower depreciation and amortization of $3.7 million and lower net personnel costs of approximately $6 million, partially offset by higher cloud infrastructure costs of approximately $10 million, of which approximately $5 million is related to modernizing our technology infrastructure which we consider transition costs.
Consolidated operating income was $53.7 million for the six months ended June 30, 2024, an increase of $29.3 million, or 120.0%, compared to the six months ended June 30, 2023. The increase in operating income was primarily driven by higher revenue of $45.6 million, lower depreciation and amortization of $5.1 million, lower net personnel costs of approximately $4 million, lower data acquisition costs of approximately $3 million, partially offset by higher cloud infrastructure costs of approximately $27 million, of which approximately $13 million is related to modernizing our technology infrastructure which we consider transition costs, and higher selling and marketing costs of approximately $5 million.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and adjusted EBITDA margin by segment was as follows (In millions):

	Three months ended June 30,					Six months ended June 30,
	2024	2023	$ Increase (decrease)	% Increase (decrease)		2024	2023	$ Increase (decrease)	% Increase (decrease)
North America:
Adjusted EBITDA	$178.2	$173.5	$4.7	2.7%		$330.3	$324.0	$6.3	2.0%
Adjusted EBITDA margin	44.0%	44.3%	N/A	(30)	bps	41.7%	42.3%	N/A	(60)	bps
International:
Adjusted EBITDA	$53.8	$49.1	$4.7	9.5%		$118.1	$104.7	$13.4	12.8%
Adjusted EBITDA margin	31.3%	30.1%	N/A	120	bps	33.8%	31.8%	N/A	200	bps
Corporate and other:
Adjusted EBITDA	$(14.1)	$(16.4)	$2.3	13.9%		$(29.2)	$(32.5)	$3.3	10.4%
Consolidated total:
Adjusted EBITDA	$217.9	$206.2	$11.7	5.7%		$419.2	$396.2	$23.0	5.8%
Adjusted EBITDA margin	37.8%	37.2%	N/A	60	bps	36.8%	36.2%	N/A	60	bps

Consolidated
Consolidated net loss margin on a GAAP basis was 2.8% for the three months ended June 30, 2024, compared to a net loss margin of 3.5% for the three months ended June 30, 2023, an improvement of 70 basis points. Consolidated adjusted EBITDA was $217.9 million for the three months ended June 30, 2024, compared to $206.2 million for the three months ended June 30, 2023, an increase of $11.7 million, or 5.7%, primarily due to revenue growth, partially offset by higher costs driven by cloud infrastructure costs and net personnel costs. Consolidated adjusted EBITDA growth over the prior year quarter was negatively impacted by foreign exchange of $0.9 million. Consolidated adjusted EBITDA margin was 37.8% for the three months ended June 30, 2024, compared to 37.2% for the prior year quarter, an increase of 60 basis points.
Consolidated net loss margin on a GAAP basis was 3.5% for the six months ended June 30, 2024, compared to a net loss margin of 4.8% for the six months ended June 30, 2023, an improvement of 130 basis points. Consolidated adjusted EBITDA was $419.2 million for the six months ended June 30, 2024, compared to $396.2 million for the six months ended June 30, 2023, an increase of $23.0 million, or 5.8%, primarily due to revenue growth and lower data acquisition costs, partially offset by higher costs driven by cloud infrastructure costs and net personnel costs. Consolidated adjusted EBITDA growth over the prior year period was negatively impacted by foreign exchange of $0.6 million. Consolidated adjusted EBITDA margin was 36.8% for the six months ended June 30, 2024, compared to 36.2% for the prior year period, an increase of 60 basis points.
North America Segment
North America adjusted EBITDA was $178.2 million for the three months ended June 30, 2024, an increase of $4.7 million, or 2.7% compared to the three months ended June 30, 2023. The increase in adjusted EBITDA was primarily due to revenue growth, partially offset by higher costs driven by cloud infrastructure costs, selling and marketing expenses as well as personnel costs supporting our overall solution innovation. Adjusted EBITDA margin was 44.0% for the three months ended June 30, 2024, compared to 44.3% for the prior year quarter, a decrease of 30 basis points.

North America adjusted EBITDA was $330.3 million for the six months ended June 30, 2024, an increase of $6.3 million, or 2.0% compared to the six months ended June 30, 2023. The increase in adjusted EBITDA was primarily due to revenue growth and lower data acquisition costs, partially offset by higher costs driven by cloud infrastructure costs, selling and marketing expenses as well as personnel costs supporting our overall solution innovation. Adjusted EBITDA margin was 41.7% for the six months ended June 30, 2024, compared to 42.3% for the prior year period, a decrease of 60 basis points.

International Segment
International adjusted EBITDA was $53.8 million for the three months ended June 30, 2024, an improvement of $4.7 million, or 9.5%, compared to the three months ended June 30, 2023. The increase in adjusted EBITDA was primarily due to revenue growth from the underlying business, partially offset by higher net personnel costs and foreign exchange loss as the U.S. dollar strengthened against certain foreign currencies of our international markets during the current year quarter. Adjusted EBITDA margin was 31.3% for the three months ended June 30, 2024, compared to 30.1% for the prior year quarter, an increase of 120 basis points.
International adjusted EBITDA was $118.1 million for the six months ended June 30, 2024, an improvement of $13.4 million, or 12.8%, compared to the six months ended June 30, 2023. The increase in adjusted EBITDA was primarily due to revenue growth from the underlying business, partially offset by higher net personnel costs. Adjusted EBITDA margin was 33.8% for the six months ended June 30, 2024, compared to 31.8% for the prior year period, an increase of 200 basis points.
Corporate and Other
Corporate adjusted EBITDA was a loss of $14.1 million for the three months ended June 30, 2024, an improvement of $2.3 million, or 13.9%, compared to the three months ended June 30, 2023. The change in adjusted EBITDA was primarily attributable to lower overhead and general administrative costs.

Corporate adjusted EBITDA was a loss of $29.2 million for the six months ended June 30, 2024, an improvement of $3.3 million, or 10.4%, compared to the six months ended June 30, 2023. The change in adjusted EBITDA for the six months ended June 30, 2024 compared to the prior year period was due to the same factors discussed above for the three months ended
June 30, 2024.

Interest Income (Expense) — Net

Interest income (expense) – net was as follows (In millions):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest income	$1.2	$1.1	$0.1	5.3%	$2.8	$2.5	$0.3	10.4%
Interest expense	(59.0)	(56.1)	(2.9)	(5.3)%	(144.3)	(111.4)	(32.9)	(29.6)%
Interest income (expense) – net	$(57.8)	$(55.0)	$(2.8)	(5.3)%	$(141.5)	$(108.9)	$(32.6)	(30.0)%

Interest expense increased $2.9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to the amortization loss of $4.6 million in the current year quarter related to the interest rate swap amendment completed in the third quarter of 2023.
Interest expense increased $32.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to the write off of debt issuance costs and discount of $37.1 million in the current year period in connection with the term loan amendment, partially offset by the amortization gain of $3.2 million in the current year period related to the interest rate swap amendment completed in the third quarter of 2023.
Other Income (Expense) — Net
Other income (expense) - net was as follows (In millions):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Non-operating pension-related income	$5.1	$4.6	$0.5	10.9%	$10.0	$9.2	$0.8	8.7%
Miscellaneous other income (expense) – net	(3.7)	(3.1)	(0.6)	(19.4)%	(8.5)	(7.1)	(1.4)	(19.7)%
Other income (expense) – net	$1.4	$1.5	$(0.1)	(5.3)%	$1.5	$2.1	$(0.6)	(25.2)%
Non-operating pension-related income increased $0.5 million and $0.8 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, primarily due to lower interest costs related to our pension plan in the current year period.
The change in miscellaneous other income (expense) - net of $0.6 million and $1.4 million for the three and six months ended June 30, 2024, respectively, was primarily due to fees incurred for the accounts receivable securitization facility. For further discussion on the accounts receivable securitization facility, see Note 13 to the unaudited condensed consolidated financial statements.
Provision for Income Taxes
The effective tax rate for the three months ended June 30, 2024 was 15.0%, reflecting a tax benefit of $2.9 million on pre-tax loss of $19.3 million, compared to 47.4% for the three months ended June 30, 2023, which reflected a tax benefit of $17.5 million on a pre-tax loss of $37.0 million. The change in the effective tax rate for the three months ended June 30, 2024 compared to the prior year quarter was primarily a result of the change in forecasted worldwide pretax income and the mix of jurisdictional income, along with a higher overall non-US effective tax rate in the current year quarter.

The effective tax rate for the six months ended June 30, 2024 was 54.6%, reflecting a tax benefit of $47.1 million on pre-tax loss of $86.3 million, compared to 35.6% for the six months ended June 30, 2023, which reflected a tax benefit of $29.3 million on a pre-tax loss of $82.4 million. The change in the effective tax rate for the six months ended June 30, 2024 compared to the prior year period was primarily a result of a decrease to our uncertain tax positions as a result of an audit settlement and a reduction to the Global intangible low-taxed income ("GILTI") inclusion in the U.S. due to an election allowing for the exclusion of certain income, partially offset by the impact of the Global Anti-Base Erosion and Profit Shifting ("BEPS") - Pillar Two Global Minimum Tax introduced by The Organization for Economic Co-operation and Development ("OECD").

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $16.4 million, or a loss per share of $0.04, for the three months ended June 30, 2024, compared to a net loss of $19.4 million, or a loss per share of $0.04, for the three months ended June 30, 2023. The improvement of $3.0 million for the three months ended June 30, 2024 compared to the prior year quarter was primarily due to higher operating income of $20.6 million (as discussed above) in the current year quarter, partially offset by a lower tax benefit of $14.6 million and the amortization loss of $4.6 million in the current year quarter related to the interest rate swap amendment completed in the third quarter of 2023.

Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $39.6 million, or a loss per share of $0.09, for the six months ended June 30, 2024, compared to a net loss of $53.1 million, or a loss per share of $0.12, for the six months ended June 30, 2023. The improvement of $13.5 million for the six months ended June 30, 2024 compared to the prior year period was primarily due to higher operating income of $29.3 million (as discussed above) in the current year period, a larger tax benefit of $17.8 million and the amortization gain of $3.2 million in the current year period related to the interest rate swap amendment completed in the third quarter of 2023, partially offset by debt extinguishment costs of $37.1 million in the current year period in connection with the term loan amendment.

Adjusted Net Income and Adjusted Net Earnings per Diluted Share
Adjusted net income was $99.1 million, or adjusted net earnings per diluted share of $0.23, for the three months ended June 30, 2024, compared to adjusted net income of $95.1 million, or adjusted net earnings per diluted share of $0.22, for the three months ended June 30, 2023. The increase in adjusted net income was primarily attributable to higher adjusted EBITDA and lower interest expense in the current year quarter, partially offset by higher depreciation and amortization and higher tax expense.

Adjusted net income was $184.1 million, or adjusted net earnings per diluted share of $0.42, for the six months ended June 30, 2024, compared to adjusted net income of $175.6 million, or adjusted net earnings per diluted share of $0.41, for the six months ended June 30, 2023. The increase in adjusted net income was primarily attributable to higher adjusted EBITDA and lower interest expense in the current year period, partially offset by higher depreciation and amortization and higher tax expense.

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
We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs for at least the next twelve months, including interest payments, contractual obligations, capital expenditures, dividend payments, stock repurchases, tax liabilities and restructuring charges. We continue to generate substantial cash from ongoing operating activities and manage our capital structure to meet short- and long-term objectives including investing in existing businesses and strategic acquisitions. In addition, we have the ability to use the short-term borrowings from the Revolving Facility to supplement the seasonality in the timing of receipts in order to fund our working capital needs.
Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. Our access to the capital markets can be impacted by factors outside of our control, including fluctuation in interest rates, inflation, potential economic slowdowns or recession and the ongoing geopolitical conflicts. Currently, while we do not expect our ability to fund our operating needs to be affected by the current market volatility and uncertainties for the foreseeable future, the ultimate impact will be difficult to predict, and depends on, among many factors, the duration of inflation, the severity of the economic slowdown, the current global geopolitical risks, such as the Middle East and Russia/Ukraine conflicts, and their effects on global market conditions and on our clients and vendors, which continue to be uncertain at this time and cannot be predicted. We actively manage the impact of rising interest rates by reducing debt and entering into interest rate swaps and cross-currency swaps.
Cash Flow Overview

As of June 30, 2024, we had cash and cash equivalents of $263.2 million, excluding restricted cash of $0.5 million, of which $260.5 million was held by our foreign operations. We utilize a variety of planning strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Subsequent to the enactment of the Tax Cuts and Jobs Act ("2017 Act"), a significant portion of the cash and cash equivalents held by our foreign subsidiaries is no longer subject to U.S. income tax upon repatriation to the United States. However, a portion of our cash held by our foreign operations is still subject to foreign income tax or withholding tax upon repatriation. As a result, we intend to reinvest indefinitely all earnings post 2017 from our China and India subsidiaries. Cash held in our China and India operations totaled $60.3 million as of June 30, 2024.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the periods presented (In millions):

	Six months ended June 30,
	2024	2023	$ Increase (decrease)
Net cash provided by (used in) operating activities	$195.6	$214.6	$(19.0)
Net cash provided by (used in) investing activities	(112.1)	(81.2)	(30.9)
Net cash provided by (used in) financing activities	(6.5)	(88.0)	81.5
Total cash provided during the period before the effect of exchange rate changes	$77.0	$45.4	$31.6

Cash Provided by (Used in) Operating Activities
Lower operating cash flows in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily driven by higher cash payments of $21.0 million for the six months ended June 30, 2024 related to the accounts receivable securitization facility and higher interest payments of $4.5 million, partially offset by lower net tax payments of $7.6 million.
We expect operating cash requirements in 2024 to be primarily related to payments for interest, contractual obligations, tax liability and other working capital needs. A portion of our outstanding debt is subject to the variability of interest rates. A 100 basis point increase or decrease in the weighted average interest rate would result in an incremental increase or decrease in annual interest expense of approximately $31 million, respectively. We mitigate the exposure from the variation of interest rates by entering into interest rate swap arrangements, resulting in a net exposure of approximately $3 million. See Note 9 to the unaudited condensed consolidated financial statements for further discussion. In addition, we typically have various contractual obligations in our normal course of business, including those recorded as liabilities in our consolidated balance sheet, and certain purchase commitments that are not recognized, but are disclosed in the notes to our consolidated financial statements. A significant portion of these contractual obligations are related to payments for enterprise-wide information-technology services. We expect to continue to generate substantial cash from ongoing operating activities.

Cash Provided by (Used in) Investing Activities
Higher net cash used in investing activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to higher payment of $17.5 million for software development and lower net cash proceeds of $13.4 million from settlement of foreign currency contracts.
We expect capital expenditures in 2024 to be in the range of $195 million to $205 million.
Cash Provided by (Used in) Financing Activities
The decrease in net cash used in financing activities during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to higher net debt issuance proceeds of $3,077.0 million in the current year period, payment of $85.9 million in the prior year period for the purchase of the non-controlling interest of our China operations, and lower repayments of $80.1 million for borrowings on the Revolving Facility, partially offset by higher term loan repayments of $3,095.0 million, lower proceeds of $53.8 million from borrowings on the Revolving Facility, and payments of $9.3 million during the current year period related to our new stock repurchase program.
Capital Resources and Debt

In addition to cash generated from our operating activities, we also borrow from time to time from our credit facility and issue long-term debt.
Below is a summary of our borrowings as of June 30, 2024 and December 31, 2023 (In millions):

		June 30, 2024			December 31, 2023
	Maturity	Principal amount	Debt issuance costs and discount	Carrying value	Principal amount	Debt issuance costs and discount	Carrying value
Debt maturing within one year:
2029 Term loan B	January 18, 2029	$31.0	$—	$31.0	$—	$—	$—
2026 Term loan	Fully paid off in January 2024	—	—	—	28.1	—	28.1
2029 Term loan	Fully paid off in January 2024	—	—	—	4.6	—	4.6
Total short-term debt		$31.0	$—	$31.0	$32.7	$—	$32.7

Debt maturing after one year:
2029 Term loan B	January 18, 2029	$3,064.8	$19.7	$3,045.1	$—	$—	$—
2026 Term loan	Fully paid off in January 2024	—	—	—	2,623.6	33.0	2,590.6
2029 Term loan	Fully paid off in January 2024	—	—	—	447.3	5.3	442.0
Revolving facility	February 15, 2029	120.0	—	120.0	25.0	—	25.0
5.000% Senior unsecured notes	December 15, 2029	460.0	4.7	455.3	460.0	5.1	454.9
Total long-term debt		$3,644.8	$24.4	$3,620.4	$3,555.9	$43.4	$3,512.5
Total debt		$3,675.8	$24.4	$3,651.4	$3,588.6	$43.4	$3,545.2

See Note 12 to the unaudited condensed consolidated financial statements for detailed discussion related to our debt as of June 30, 2024 and December 31, 2023.
Contractual Obligations
See Notes 6, 8, 11 and 20 to the consolidated financial statements for the year ended December 31, 2023 included in the 2023 Annual Report on Form 10-K, which we filed on February 22, 2024, for expected payments for our debt, operating leases, pension obligations and vendor commitments, respectively.
Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements, other than our foreign exchange forward contracts, interest rate swaps and cross-currency swaps discussed in Note 9 to the unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of June 30, 2024, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2024.

Item 4. Controls and Procedures

As of June 30, 2024, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.
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
Based upon their evaluation, our CEO and CFO have concluded that as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II: OTHER INFORMATION

Item 1. Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 17 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes in our risk factors since our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides the share repurchase activity during the three months ended June 30, 2024:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Program	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Program (1)
	(Dollar amounts in millions, except share data)
April 1 - 30, 2024	—
May 1 - 31, 2024	471,360	$10.21	471,360
June 1 - 30, 2024	490,000	$9.23	490,000
Total	961,360		961,360	9,038,640	$83.7
(1)Based on the closing stock price of $9.26 on June 28, 2024.

On April 30, 2024, our Board of Directors authorized a three-year stock repurchase program, (the "2024 Stock Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through April 30,

2027. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time.

Item 3. Defaults upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information

In the second quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Dun & Bradstreet Holdings, Inc. (filed as Exhibit 3.1 to The Dun & Bradstreet Corporation's Current Report on Form 8- K filed on June 13, 2024) (SEC File No. 001-39361 ).*

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

101
The following materials from Dun & Bradstreet Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUN & BRADSTREET HOLDINGS, INC.

		By:	/s/ BRYAN T. HIPSHER
Bryan T. Hipsher
Date:	August 1, 2024		Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ ANTHONY PIETRONTONE
Anthony Pietrontone
Date:	August 1, 2024		Chief Accounting Officer
(Principal Accounting Officer)