Form 10-Q
period 2024-09-30
Dun & Bradstreet Holdings, Inc.
filed 2024-10-31
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 441,525,440 shares outstanding of the Registrant's common stock as of October 25, 2024.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2024

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$609.1	$588.5	$1,749.8	$1,683.6
Cost of services (exclusive of depreciation and amortization)	219.5	211.8	663.7	631.8
Selling and administrative expenses	174.8	176.3	525.6	527.8
Depreciation and amortization	144.8	146.7	430.1	437.1
Restructuring charges	7.8	1.6	14.5	10.4
Operating costs	546.9	536.4	1,633.9	1,607.1
Operating income (loss)	62.2	52.1	115.9	76.5
Interest income	2.1	1.7	4.9	4.2
Interest expense	(61.3)	(57.0)	(205.6)	(168.4)
Other income (expense) - net	(0.9)	(3.3)	0.6	(1.2)
Non-operating income (expense) - net	(60.1)	(58.6)	(200.1)	(165.4)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	2.1	(6.5)	(84.2)	(88.9)
Less: provision (benefit) for income taxes	(1.8)	(11.2)	(48.9)	(40.5)
Equity in net income of affiliates	0.3	0.6	1.9	2.1
Net income (loss)	4.2	5.3	(33.4)	(46.3)
Less: net (income) loss attributable to the non-controlling interest	(1.0)	(0.9)	(3.0)	(2.4)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$3.2	$4.4	$(36.4)	$(48.7)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$0.01	$0.01	$(0.08)	$(0.11)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$0.01	$0.01	$(0.08)	$(0.11)
Weighted average number of shares outstanding-basic	432.4	430.8	432.2	430.3
Weighted average number of shares outstanding-diluted	435.6	432.2	432.2	430.3
Other comprehensive income (loss), net of income taxes:
Net income (loss)	$4.2	$5.3	$(33.4)	$(46.3)
Foreign currency adjustments:
Foreign currency translation adjustments, net of tax (1)	$50.4	$(31.9)	$14.4	$(33.7)
Net investment hedge derivative, net of tax (2)	(16.6)	9.8	(8.2)	3.1
Cash flow hedge derivative, net of tax expense (benefit) (3)	(22.6)	(3.7)	(18.3)	4.0
Defined benefit pension plans:
Prior service credit (cost), net of tax expense (benefit) (4)	(0.1)	(0.1)	(0.4)	(0.3)
Net actuarial gain (loss), net of tax expense (benefit) (5)	(0.3)	(0.6)	(0.9)	(1.7)
Total other comprehensive income (loss), net of tax	$10.8	$(26.5)	$(13.4)	$(28.6)
Comprehensive income (loss), net of tax	$15.0	$(21.2)	$(46.8)	$(74.9)
Less: comprehensive (income) loss attributable to the non-controlling interest	(1.1)	(0.7)	(2.9)	(2.3)
Comprehensive income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$13.9	$(21.9)	$(49.7)	$(77.2)
(1)Tax Expense (Benefit) of $0.4 million and $(0.2) million for the three months ended September 30, 2024 and 2023, respectively. Tax Expense (Benefit) of $0.7 million and $6.9 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)Tax Expense (Benefit) of $(5.9) million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. Tax Expense (Benefit) of $(3.0) million and $(2.3) million for the nine months ended September 30, 2024 and 2023, respectively.
(3)Tax Expense (Benefit) of $(8.1) million and $(2.2) million for the three months ended September 30, 2024 and 2023, respectively. Tax Expense (Benefit) of $(6.6) million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.
(4)Tax Expense (Benefit) of less than $(0.1) million for both the three months ended September 30, 2024 and 2023. Tax Expense (Benefit) of less than $(0.1) million for both the nine months ended September 30, 2024 and 2023.
(5)Tax Expense (Benefit) of less than $(0.1) million for both the three months ended September 30, 2024 and 2023. Tax Expense (Benefit) of less than $(0.1) million and $(0.1) million for the nine months ended September 30, 2024 and 2023, respectively.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data and per share data)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$288.7	$188.1
Accounts receivable, net of allowance of $25.3 at September 30, 2024 and $20.1 at December 31, 2023 (Notes 3 and 13)	242.4	258.0
Prepaid taxes	52.7	51.8
Other prepaids	92.0	100.1
Other current assets (Note 3 and 9)	34.4	58.3
Total current assets	710.2	656.3
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $52.3 at September 30, 2024 and $45.7 at December 31, 2023	94.1	102.1
Computer software, net of accumulated amortization of $636.2 at September 30, 2024 and $507.1 at December 31, 2023 (Note 10)	704.4	666.3
Goodwill (Notes 10 and 16)	3,447.5	3,445.8
Other intangibles (Notes 10 and 16)	3,629.4	3,915.9
Deferred costs (Note 3)	163.4	161.7
Other non-current assets (Note 11)	255.9	187.8
Total non-current assets	8,294.7	8,479.6
Total assets	$9,004.9	$9,135.9
Liabilities
Current liabilities
Accounts payable	$108.9	$111.7
Accrued payroll	91.9	111.9
Short-term debt (Note 12)	31.0	32.7
Deferred revenue (Note 3)	564.9	590.0
Other accrued and current liabilities (Note 11)	214.3	196.1
Total current liabilities	1,011.0	1,042.4
Long-term pension and postretirement benefits (Note 6)	127.1	143.9
Long-term debt (Note 12)	3,626.9	3,512.5
Deferred income tax	782.8	887.3
Other non-current liabilities (Note 11)	109.9	118.2
Total liabilities	5,657.7	5,704.3
Commitments and contingencies (Note 17)

Equity
Common Stock, $0.0001 par value per share, authorized—2,000,000,000 shares; 443,419,716 shares issued and 441,571,436 shares outstanding at September 30, 2024 and 439,735,256 shares issued and 438,848,336 shares outstanding at December 31, 2023	—	—
Capital surplus	4,401.0	4,429.2
Accumulated deficit	(847.5)	(811.1)
Treasury Stock, 1,848,280 shares at September 30, 2024 and 886,920 shares at December 31, 2023	(9.7)	(0.3)
Accumulated other comprehensive loss	(212.0)	(198.7)
Total stockholders' equity	3,331.8	3,419.1
Non-controlling interest	15.4	12.5
Total equity	3,347.2	3,431.6
Total liabilities and stockholders' equity	$9,004.9	$9,135.9

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows provided by (used in) operating activities:
Net income (loss)	$(33.4)	$(46.3)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	430.1	437.1
Amortization of unrecognized pension loss (gain)	(1.3)	(2.1)
Deferred debt issuance costs amortization and write-off	41.9	14.0
Equity-based compensation expense	52.4	66.1
Restructuring charge	14.5	10.4
Restructuring payments	(11.3)	(12.1)
Changes in deferred income taxes	(97.3)	(114.3)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	11.5	47.0
(Increase) decrease in prepaid taxes, other prepaids and other current assets	0.4	(24.4)
Increase (decrease) in deferred revenue	(22.3)	4.6
Increase (decrease) in accounts payable	(3.7)	(9.6)
Increase (decrease) in accrued payroll	(22.7)	(21.5)
Increase (decrease) in other accrued and current liabilities	(1.8)	(32.8)
(Increase) decrease in other long-term assets	(32.6)	3.2
Increase (decrease) in long-term liabilities	(47.7)	(34.0)
Net, other non-cash adjustments	10.2	(1.6)
Net cash provided by (used in) operating activities	286.9	283.7
Cash flows provided by (used in) investing activities:
Cash settlements of foreign currency contracts and net investment hedges	7.6	7.7
Capital expenditures	(3.8)	(3.7)
Additions to computer software and other intangibles	(153.7)	(126.2)
Other investing activities, net (1)	(10.5)	1.9
Net cash provided by (used in) investing activities	(160.4)	(120.3)
Cash flows provided by (used in) financing activities:
Cash paid for repurchase of treasury shares	(9.3)	—
Payments of dividends	(65.8)	(64.6)
Proceeds from borrowings on Credit Facility	404.5	380.3
Proceeds from borrowings on Term Loan Facility	3,103.6	—
Payments of borrowings on Credit Facility	(296.5)	(316.0)
Payments on Term Loan Facility	(3,119.2)	(24.5)
Payment of debt issuance costs	(26.6)	—
Payment for purchase of non-controlling interests	—	(95.7)
Other financing activities, net	(21.9)	(18.8)
Net cash provided by (used in) financing activities	(31.2)	(139.3)
Effect of exchange rate changes on cash and cash equivalents	5.7	(2.4)
Increase (decrease) in cash, cash equivalents and restricted cash	101.0	21.7
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	188.1	208.4
Cash, Cash Equivalents and Restricted Cash, End of Period	$289.1	$230.1

Supplemental Disclosure of Cash Flow Information:
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents reported in the condensed consolidated balance sheets	$288.7	$230.1
Restricted cash included within other current assets (2)	0.4	—
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$289.1	$230.1

Cash Paid for:
Income taxes payments (refunds), net	$70.1	$75.5
Interest	$157.3	$151.2

Noncash additions to computer software	$22.4	$24.9
(1)Higher payments for other investing activities for the nine months ended September 30, 2024 were primarily related to a payment to acquire a minority interest holding.
(2)Restricted cash represents funds set aside associated with customer refunds.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholders' equity	Non-controlling interest	Total equity

Nine months ended September 30, 2023:
Balance, January 1, 2023	$—	$4,443.7	$(764.1)	$(0.3)	$(170.3)	$(58.1)	$48.4	$3,499.3	$9.1	$3,508.4
Net income (loss)	—	—	(48.7)	—	—	—	—	(48.7)	2.4	(46.3)
Equity-based compensation plans	—	55.8	—	—	—	—	—	55.8	—	55.8
Dividends declared	—	(65.6)	—	—	—	—	—	(65.6)	—	(65.6)
Pension adjustments, net of tax benefit of $0.1	—	—	—	—	—	(2.0)	—	(2.0)	—	(2.0)
Change in cumulative translation adjustment, net of tax expense of $6.9	—	—	—	—	(33.6)	—	—	(33.6)	(0.1)	(33.7)
Net investment hedge derivative, net of tax benefit of $2.3	—	—	—	—	3.1	—	—	3.1	—	3.1
Cash flow hedge derivative, net of tax expense of $0.5	—	—	—	—	—	—	4.0	4.0	—	4.0
Balance, September 30, 2023	$—	$4,433.9	$(812.8)	$(0.3)	$(200.8)	$(60.1)	$52.4	$3,412.3	$11.4	$3,423.7
Three months ended September 30, 2023
Balance, June 30, 2023	$—	$4,438.6	$(817.2)	$(0.3)	$(178.9)	$(59.4)	$56.1	$3,438.9	$10.7	$3,449.6
Net income (loss)	—	—	4.4	—	—	—	—	4.4	0.9	5.3
Equity-based compensation plans	—	17.2	—	—	—	—	—	17.2	—	17.2
Dividends declared	—	(21.9)	—	—	—	—	—	(21.9)	—	(21.9)
Pension adjustments, net of tax benefit of less than $0.1	—	—	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Change in cumulative translation adjustment, net of tax benefit of $0.2	—	—	—	—	(31.7)	—	—	(31.7)	(0.2)	(31.9)
Net investment hedge derivative, net of tax expense of $0.1	—	—	—	—	9.8	—	—	9.8	—	9.8
Cash flow hedge derivative, net of tax benefit of $2.2	—	—	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Balance, September 30, 2023	$—	$4,433.9	$(812.8)	$(0.3)	$(200.8)	$(60.1)	$52.4	$3,412.3	$11.4	$3,423.7

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholders' equity	Non-controlling interest	Total equity
Nine months ended September 30, 2024:
Balance, January 1, 2024	$—	$4,429.2	$(811.1)	$(0.3)	$(153.0)	$(62.2)	$16.5	$3,419.1	$12.5	$3,431.6
Net income (loss)	—	—	(36.4)	—	—	—	—	(36.4)	3.0	(33.4)
Equity-based compensation plans	—	37.9	—	—	—	—	—	37.9	—	37.9
Dividends declared	—	(66.1)	—	—	—	—	—	(66.1)	—	(66.1)
Shares acquired under stock repurchase program				(9.4)				(9.4)	—	(9.4)
Pension adjustments, net of tax benefit of $0.1	—	—	—	—	—	(1.3)	—	(1.3)	—	(1.3)
Change in cumulative translation adjustment, net of tax expense of $0.7	—	—	—	—	14.5	—	—	14.5	(0.1)	14.4
Net investment hedge derivative, net of tax benefit of $3.0	—	—	—	—	(8.2)	—	—	(8.2)	—	(8.2)
Cash flow hedge derivative, net of tax benefit of $6.6	—	—	—	—	—	—	(18.3)	(18.3)	—	(18.3)
Balance, September 30, 2024	$—	$4,401.0	$(847.5)	$(9.7)	$(146.7)	$(63.5)	$(1.8)	$3,331.8	$15.4	$3,347.2
Three months ended September 30, 2024
Balance, June 30, 2024	$—	$4,410.4	$(850.7)	$(9.7)	$(180.4)	$(63.1)	$20.8	$3,327.3	$14.3	$3,341.6
Net income (loss)	—	—	3.2	—	—	—	—	3.2	1.0	4.2
Equity-based compensation plans	—	12.7	—	—	—	—	—	12.7	—	12.7
Dividends declared	—	(22.1)	—	—	—	—	—	(22.1)	—	(22.1)
Shares acquired under stock repurchase program				—				—	—	—
Pension adjustments, net of tax benefit of less than $0.1	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Change in cumulative translation adjustment, net of tax expense of $0.4	—	—	—	—	50.3	—	—	50.3	0.1	50.4
Net investment hedge derivative, net of tax benefit of $5.9	—	—	—	—	(16.6)	—	—	(16.6)	—	(16.6)
Cash flow hedge derivative, net of tax benefit of $8.1	—	—	—	—	—	—	(22.6)	(22.6)	—	(22.6)
Balance, September 30, 2024	$—	$4,401.0	$(847.5)	$(9.7)	$(146.7)	$(63.5)	$(1.8)	$3,331.8	$15.4	$3,347.2

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DUN & BRADSTREET HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollar amounts in millions, except share data and per share data)
Note 1 --Basis of Presentation

The accompanying interim condensed consolidated financial statements of Dun & Bradstreet Holdings, Inc. and its subsidiaries ("we," or "us," or "our," or the "Company") were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). They should be read in conjunction with the consolidated financial statements and related notes, which appear in the consolidated financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission ("SEC") on February 22, 2024. The condensed consolidated financial statements for interim periods do not include all disclosures required by GAAP for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.
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
During the first quarter of 2024, we changed the presentation of certain data royalty and project fulfillment costs in our condensed consolidated statement of income. Specifically, we changed the classification of these costs from "Selling and administrative expenses" to "Cost of services (exclusive of depreciation and amortization)", as we believe that presenting these costs based on their nature, as opposed to their function as was done historically, provides more useful information and enhances transparency. Prior year period results have been recast to reflect this change in presentation and to conform to the current period presentation. As a result, we reclassified $5.3 million and $24.4 million for the three and nine months ended September 30, 2023, respectively, from "Selling and administrative expenses" to "Cost of services (exclusive of depreciation and amortization)". This reclassification has no impact on total operating costs, operating income, net income (loss), earnings (loss) per share or segment results. Additionally, the reclassification has no impact on the consolidated balance sheets or consolidated statements of cash flows.
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
Note 3 -- Revenue
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2024 is as follows:

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Future revenue	$426.4	$1,060.8	$623.5	$300.2	$178.8	$282.8	$2,872.5

The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Timing of Revenue Recognition

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue recognized at a point in time	$253.9	$248.1	$694.5	$691.5
Revenue recognized over time	355.2	340.4	1,055.3	992.1
Total revenue recognized	$609.1	$588.5	$1,749.8	$1,683.6
Contract Balances

	At September 30, 2024	At December 31, 2023
Accounts receivable, net	$242.4	$258.0
Short-term contract assets (1)	$6.3	$4.3
Long-term contract assets (2)	$27.1	$18.0
Short-term deferred revenue	$564.9	$590.0
Long-term deferred revenue (3)	$24.8	$19.7
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

The decrease in accounts receivable of $15.6 million from December 31, 2023 to September 30, 2024 was primarily due to seasonal fluctuation, partially offset by the net reduction of the drawn amount related to our accounts receivable facility.

The decrease in deferred revenue of $20.0 million from December 31, 2023 to September 30, 2024 was primarily due to $496.5 million of revenue recognized that was included in the deferred revenue balance at December 31, 2023, largely offset by cash payments received or due in advance of satisfying our performance obligations.

The increase in contract assets of $11.1 million from December 31, 2023 to September 30, 2024 was primarily due to new contract assets recognized, net of new amounts reclassified to receivables during 2024, partially offset by $21.5 million of contract assets included in the balance at January 1, 2024 that were reclassified to receivable when they became unconditional.

See Note 16 for a schedule detailing the disaggregation of revenue.
Assets Recognized for the Costs to Obtain a Contract
Commission assets, net of accumulated amortization included in deferred costs, were $163.4 million and $161.7 million as of September 30, 2024 and December 31, 2023, respectively.
The amortization of commission assets was $12.2 million and $36.8 million for the three and nine months ended September 30, 2024, respectively, and $11.2 million and $32.3 million for the three and nine months ended September 30, 2023, respectively.
Note 4 -- Restructuring Charges

We incurred restructuring charges (which generally consist of employee severance costs and contract terminations). These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
Three months ended September 30, 2024 vs. Three months ended September 30, 2023
We recorded total restructuring charges of $7.8 million for the three months ended September 30, 2024, consisting of:

•Severance costs of $7.5 million under ongoing benefit arrangements. Approximately 200 employees were impacted. Most of the employees impacted exited the Company by the end of the third quarter of 2024. The cash payments for these employees will be substantially completed by the end of the fourth quarter of 2024; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $0.3 million.
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
Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
We recorded total restructuring charges of $14.5 million for the nine months ended September 30, 2024, consisting of:

•Severance costs of $13.4 million under ongoing benefit arrangements. Approximately 345 employees were impacted. Most of the employees impacted exited the Company by the end of the third quarter of 2024. The cash payments for these employees will be substantially completed by the end of the fourth quarter of 2024; and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $1.1 million.
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

The following table sets forth the restructuring reserves and utilization included within "Accrued payroll" in the condensed consolidated balance sheets for the three months ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2023, June 30, 2023 and September 30, 2023:

	Severance	Contract termination and other exit costs	Total

2024:
Balance remaining as of December 31, 2023	$2.4	$0.8	$3.2
Charge taken during first quarter 2024 (1)	2.9	0.1	3.0
Payments made during first quarter 2024	(2.6)	(0.4)	(3.0)
Balance remaining as of March 31, 2024	$2.7	$0.5	$3.2
Charge taken during second quarter 2024 (1)	3.0	—	3.0
Payments made during second quarter 2024	(2.4)	(0.1)	(2.5)
Balance remaining as of June 30, 2024	$3.3	$0.4	$3.7
Charge taken during third quarter 2024 (1)	7.5	0.2	7.7
Payments made during third quarter 2024	(5.6)	(0.2)	(5.8)
Balance remaining as of September 30, 2024	$5.2	$0.4	$5.6

2023:
Balance remaining as of December 31, 2022	$4.8	$2.2	$7.0
Charge taken during first quarter 2023 (1)	3.1	0.5	3.6
Payments made during first quarter 2023	(4.0)	(0.8)	(4.8)
Balance remaining as of March 31, 2023	$3.9	$1.9	$5.8
Charge taken during second quarter 2023 (1)	3.9	0.7	4.6
Payments made during second quarter 2023	(3.1)	(0.9)	(4.0)
Balance remaining as of June 30, 2023	$4.7	$1.7	$6.4
Charge taken during third quarter 2023 (1)	0.7	0.2	0.9
Payments made during third quarter 2023	(2.9)	(0.4)	(3.3)
Balance remaining as of September 30, 2023	$2.5	$1.5	$4.0
(1)Balance excludes charges accounted for under ASU No. 2016-02, "Leases (Topic 842)."

Note 5 -- Stock Based Compensation
The following table sets forth the components of our stock-based compensation and expected tax benefit for the three and nine months ended September 30, 2024 and 2023 related to the plans in effect during the respective period:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended September 30,		Nine months ended September 30,
Stock-based compensation expense:	2024	2023	2024	2023
Restricted stock and restricted stock units	$15.2	$18.1	$47.7	$53.8
Stock options (1)	1.1	2.7	4.7	12.3
Total compensation expense	$16.3	$20.8	$52.4	$66.1

Expected tax benefit:
Restricted stock and restricted stock units	$1.6	$2.8	$4.9	$7.4
Stock options	—	0.1	0.2	0.6
Total expected tax benefit	$1.6	$2.9	$5.1	$8.0
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

The following table summarizes the stock options activity for the nine months ended September 30, 2024:

	Stock options
	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2024	10,865,868	$19.31	5.7	$—
Granted	—	$—
Forfeited	(64,499)	$15.89
Exercised	—	$—
Balances, September 30, 2024	10,801,369	$19.33	5.0	$—

Expected to vest as of September 30, 2024	4,721,369	$15.89	7.9	$—
Exercisable as of September 30, 2024	6,080,000	$22.00	2.7	$—

As of September 30, 2024, total unrecognized compensation cost related to stock options was $2.4 million, which was expected to be recognized over a weighted average period of 0.8 years.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock units are valued on the award grant date at the closing market price of our stock.

The following table summarizes the restricted stock and restricted stock units activity for the nine months ended September 30, 2024:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Restricted stock and Restricted stock units
	Number of shares	Weighted-average grant date fair value	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2024	8,682,523	$13.78	1.0	$101.6
Granted	5,468,850	$10.42
Forfeited	(189,120)	$12.62
Vested	(3,897,193)	$14.80
Balances, September 30, 2024	10,065,060	$11.57	1.2	$115.8

As of September 30, 2024, total unrecognized compensation cost related to non-vested restricted stock and restricted stock units was $56.9 million, which is expected to be recognized over a weighted average period of 1.8 years.

Employee Stock Purchase Plan ("ESPP")

Under the Dun & Bradstreet Holdings, Inc. Employee Stock Purchase Plan, eligible employees are allowed to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. The Company contributes varying matching amounts to employees, as specified in the plan document, after a one year holding period. We recorded the associated expense of $0.6 million and $1.8 million for the three and nine months ended September 30, 2024, respectively, and $0.6 million and $2.0 million for the three and nine months ended September 30, 2023, respectively.
Note 6 -- Pension and Postretirement Benefits
Net Periodic Pension Cost
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension plans				Postretirement benefit obligations
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Components of net periodic cost (income):
Service cost	$0.4	$0.4	$1.3	$1.2	$—	$—	$—	$—
Interest cost	15.8	16.3	46.5	48.4	—	—	—	—
Expected return on plan assets	(20.2)	(20.2)	(60.0)	(60.1)	—	—	—	—
Amortization of prior service cost (credit)	—	—	(0.1)	—	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of actuarial loss (gain)	(0.3)	(0.6)	(0.9)	(1.8)	—	—	—	—
Net periodic cost (income)	$(4.3)	$(4.1)	$(13.2)	$(12.3)	$(0.1)	$(0.1)	$(0.3)	$(0.3)

Note 7 -- Income Taxes

The effective tax rate for the three months ended September 30, 2024 was (88.7)%, reflecting a tax benefit of $1.8 million on pre-tax income of $2.1 million, compared to 171.9% for the three months ended September 30, 2023, which reflected a tax benefit of $11.2 million on pre-tax loss of $6.5 million. The change in the effective tax rate for the three months ended September 30, 2024 compared to the prior year quarter was primarily a result of a reduction to the Global intangible low-taxed income ("GILTI") inclusion in the U.S. in the prior year quarter, and the impact of Pillar Two Global Minimum Tax ("Pillar Two") introduced by The Organization for Economic Co-operation and Development ("OECD") and adopted by certain non-U.S. countries, including countries in which we operate, partially offset by a reduced state tax provision as the result of the change in reporting election.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The effective tax rate for the nine months ended September 30, 2024 was 58.1%, reflecting a tax benefit of $48.9 million on pre-tax loss of $84.2 million, compared to 45.6% for the nine months ended September 30, 2023, which reflected a tax benefit of $40.5 million on pre-tax loss of $88.9 million. The change in the effective tax rate for the nine months ended September 30, 2024 compared to the prior year period was primarily a result of a decrease to our uncertain tax positions as a result of an audit settlement, and a reduced state tax provision as the result of the change in reporting election, partially offset by the impact of Pillar Two introduced by OECD and adopted by certain non-U.S. countries, including countries in which we operate.

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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$3.2	$4.4	$(36.4)	$(48.7)

Weighted average number of shares outstanding-basic	432,411,418	430,816,432	432,239,481	430,295,432
Weighted average number of shares outstanding-diluted (1)	435,614,879	432,224,821	432,239,481	430,295,432

Earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.:
Basic	$0.01	$0.01	$(0.08)	$(0.11)
Diluted	$0.01	$0.01	$(0.08)	$(0.11)
(1)The weighted average number of shares outstanding used in the computation of diluted earnings per share for the three and nine months ended September 30, 2024, excludes the effect of 10.9 million and 11.0 million, respectively, of potentially issuable common shares that are anti-dilutive to the diluted earnings per share computation. The weighted average number of shares outstanding used in the computation of diluted earnings per share for the three and nine months ended September 30, 2023, excludes the effect of 11.7 million and 11.9 million, respectively, of potentially issuable common shares that are anti-dilutive to the diluted earnings per share computation.

Note 9 -- Financial Instruments

The Company is exposed to global market risks, including risks from changes in foreign exchange rates and changes in interest rates. Accordingly, we use derivatives to manage the aforementioned financial exposures that occur in the normal course of business. We do not use derivatives for trading or speculative purposes. By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at September 30, 2024 and December 31, 2023, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures and by selection of reputable counterparties. Collateral is generally not required for these types of investments.
Our trade receivables do not represent a significant concentration of credit risk at September 30, 2024 and December 31, 2023, because we sell to a large number of clients in different geographical locations and industries.
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
On September 12, 2024, we entered into an interest rate swap with a notional amount of $1 billion effective September 16, 2024 through March 27, 2028. For these swaps, the Company pays a fixed rate of 3.246% and will receive the one-month SOFR rate.
On August 2, 2024 and August 5, 2024, we entered into two three-year interest rate swaps, with a notional amount of $350 million and $250 million, respectively. Both swaps have a forward starting effective date of March 27, 2025 and a maturity date of March 27, 2028 ("forward starting interest rate swaps"). The Company will pay 3.229% on the $350 million swap and 3.240% on the $250 million swap, and will receive the one-month SOFR rate for both swaps.
Effective August 28, 2023, we amended our interest rate swap agreements with an aggregate notional amount of $1,000 million that originally matured on March 27, 2024 ("2024 interest rate swaps"). The amendments extend the maturity date to March 27, 2025. Under the amended agreements, the Company pays a fixed rate of 3.214% and receives the one-month SOFR rate. As a result of the amendment, the 2024 interest rate swaps were de-designated and the unrealized gain of $29.0 million included within accumulated other comprehensive income (loss) was frozen and had been systematically reclassified to earnings as a reduction to interest expense over the original term of the 2024 interest rate swaps. Additionally, the amended swaps had an aggregate fair value of $29.0 million at inception and is recorded ratably to accumulated other comprehensive income (loss) and reclassified to earnings as an increase to interest expense over the term of the amended interest rate swaps. At the inception of the amended interest rate swaps, we performed a quantitative effectiveness assessment and determined that the swaps qualified for cash flow hedge accounting. Changes in the fair value of the hedging instruments are recorded in OCI, net of tax, and reclassified to earnings in the same line item associated with the hedged item when the hedged item impacts earnings. Additionally, we perform quantitative tests to assess hedging effectiveness over the remaining life of the amended swaps.
On February 2, 2023, the Company entered into two three-year interest rate swaps with an aggregate notional amount of $1,500 million, effective January 27, 2023 through February 8, 2026. For these swaps, the Company pays a fixed rate of 3.695% and received the one-month LIBOR rate through June 27, 2023 and receives the one-month Term SOFR rate after June 27, 2023 for the remainder of the term. On September 12, 2024, we terminated one of the interest rate swaps with a notional amount of $1 billion and received $0.2 million. The unrealized gain of $0.2 million included within OCI has been reclassified to earnings during the three and nine months ended September 30, 2024.
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
The following table summarizes our interest rate swaps in effect as of September 30, 2024 and December 31, 2023:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Expiration date	Fixed rate	Notional amount
		September 30, 2024	December 31, 2023
February 27, 2025	1.629%	$250	$250
March 27, 2025	3.214%	1,000	1,000
February 8, 2026	3.695%	500	1,500
March 27, 2028	3.246%	1,000	—
Total interest rate swaps		$2,750	$2,750
In addition, we had forward starting interest rate swaps with an aggregate notional amount of $600 million at September 30, 2024. See above for additional detail.
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
As of September 30, 2024 and December 31, 2023, the notional amounts of our foreign exchange contracts were $678.7 million and $653.1 million, respectively.
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
On April 16, 2024, we executed three tranches of cross-currency swaps with a total notional amount of $250 million (€235.4 million). Two tranches have a notional amount of $75 million each with a four-year term, where we receive USD coupons at fixed rates of 1.676% and 1.685%, respectively, and pay EUR coupons of 0%. The remaining tranche has a notional

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

amount of $100 million with a five-year term, where we receive USD coupons at the fixed rate of 1.703%, and pay EUR coupons of 0%. On the maturity date of each tranche, we will receive the respective notional amount in USD and pay the counterparty the same in euros. We received aggregate payments of $1.1 million and $1.8 million for the three and nine months ended September 30, 2024, respectively. These payments were recorded as contra expense within "Interest expense" in the condensed consolidated statements of operations and comprehensive income (loss).

On February 28, 2024, we executed three tranches of cross-currency swaps with a total notional amount of $250 million (€230.6 million). Two tranches have a notional amount of $75 million each with a four-year term, where we receive USD coupons at fixed rates of 1.271% and 1.224%, respectively, and pay EUR coupons of 0%. The remaining tranche has a notional amount of $100 million with a five-year term, where we receive USD coupons at the fixed rate of 1.260%, and pay EUR coupons of 0%. On the maturity date of each tranche, we will receive the respective notional amount in USD and pay the counterparty the same in euros. We received aggregate payments of $0.3 million for the nine months ended September 30, 2024. These payments were recorded as contra expense within "Interest expense" in the condensed consolidated statements of operations and comprehensive income (loss). These swaps were terminated on April 16, 2024 and replaced with new swaps with similar notional amounts and terms (see discussion above). Upon the termination of the swaps, we paid cash of $0.4 million, which was reported in OCI for the nine months ended September 30, 2024, and will remain within accumulated OCI until the period in which a disposal or substantial liquidation of the entities hedged occurs.

On July 15, 2022, we executed three tranches of cross-currency swaps, each with a notional amount of $125 million (€124 million) at two, three, and four-year terms, where we receive USD coupons at fixed rates of 2.205%, 1.883%, and 1.723%, respectively, and pay EUR coupons of 0%. On the maturity date of each tranche, we will receive the notional amount of $125 million, and pay the counterparty €124 million. We received aggregate payments of $1.5 million and $5.0 million for the three and nine months ended September 30, 2024, respectively, and $1.8 million and $5.4 million for the three and nine months ended September 30, 2023, respectively. These payments were recorded as contra expense within "Interest expense" in the condensed consolidated statements of operations and comprehensive income (loss). Effective April 19, 2024 we amended our cross-currency interest rate swap agreements with an aggregate notional amount of $125 million with the maturity date of July 19, 2024. The amendments extend the maturity date to July 19, 2027, and change the USD coupon fixed rate to 1.400%. As a result of the amendment, the cross-currency interest rate swap with the maturity date of July 19, 2024 was de-designated and the unrealized loss of $0.3 million related to the off-market component included within accumulated other comprehensive income (loss) will be systematically reclassified to earnings as a reduction to interest expense through July 19, 2027.
Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Asset derivatives				Liability derivatives
	September 30, 2024		December 31, 2023		September 30, 2024		December 31, 2023
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cash flow hedge derivative:
Interest rate swaps	Other current assets	$9.3	Other current assets	$33.1	Other accrued & current liabilities	$2.4	Other accrued & current liabilities	$—
Net investment hedge derivative:
Cross-currency swaps	Other current assets	—	Other current assets	—	Other accrued & current liabilities	44.9	Other accrued & current liabilities	34.1
Total derivatives designated as hedging instruments		$9.3		$33.1		$47.3		$34.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.5	Other current assets	$8.0	Other accrued & current liabilities	$0.9	Other accrued & current liabilities	$2.3
Total derivatives not designated as hedging instruments		$0.5		$8.0		$0.9		$2.3
Total derivatives		$9.8		$41.1		$48.2		$36.4

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss):

	Amount of pre-tax net gain or (loss) recognized in OCI on derivative			Amount of gain or (loss) reclassified from accumulated OCI into income			Amount of gain or (loss) recognized in income on derivative
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
Derivatives designated as hedging instruments	2024	2023	Location of gain or (loss) reclassified from accumulated OCI into income	2024	2023	Location of gain or (loss) recognized in income on derivative	2024	2023
Cash flow hedge derivative:
Interest rate swaps	$(30.7)	$(5.8)	Interest expense	$8.6	$20.6	Interest expense	$8.6	$20.6
Net investment hedge derivative:
Cross-currency swaps	$(22.5)	$9.9		$—	$—		$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Amount of pre-tax net gain or (loss) recognized in OCI on derivative			Amount of gain or (loss) reclassified from accumulated OCI into income			Amount of gain or (loss) recognized in income on derivative
	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
Derivatives designated as hedging instruments	2024	2023	Location of gain or (loss) reclassified from accumulated OCI into income	2024	2023	Location of gain or (loss) recognized in income on derivative	2024	2023
Cash flow hedge derivative:
Interest rate swaps	$(24.9)	$4.6	Interest expense	$39.7	$53.6	Interest expense	$39.7	$53.6
Net investment hedge derivative:
Cross-currency swaps	$(11.2)	$0.8		$—	$—		$—	$—

		Amount of gain (loss) recognized in income on derivatives
		Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	2024	2023	2024	2023
Foreign exchange forward contracts	Non-operating income (expense) – net	$6.0	$(7.2)	$1.8	$3.7

The net amount related to the interest rate swaps expected to be reclassified into earnings over the next 12 months is approximately $15 million.
Fair Value of Financial Instruments
Our financial assets and liabilities that are reflected in the condensed consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term borrowings and long-term borrowings.
The following table summarizes fair value measurements by level at September 30, 2024 for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets for identical assets (level I)	Significant other observable inputs (level II)	Significant unobservable inputs (level III)	Balance at September 30, 2024
Assets:
Cash equivalents (1)	$0.9	$—	$—	$0.9
Other current assets:
Foreign exchange forwards (2)	$—	$0.5	$—	$0.5
Interest rate swap arrangements (3)	$—	$9.3	$—	$9.3
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$0.9	$—	$0.9
Interest rate swap arrangements (3)	$—	$2.4	$—	$2.4
Cross-currency swap arrangements (3)	$—	$44.9	$—	$44.9

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
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for both the nine months ended September 30, 2024 and 2023.
At September 30, 2024 and December 31, 2023, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	September 30, 2024		December 31, 2023
	Carrying amount	Fair value	Carrying amount	Fair value
Long-term debt (1)	$455.5	$455.9	$454.9	$420.3
Revolving facility	$133.0	$123.5	$25.0	$24.6
Term loans (2)	$3,069.4	$2,872.8	$3,065.3	$3,003.9
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

Note 10 -- Goodwill and Intangible Assets

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Computer Software and Goodwill:

	Computer software	Goodwill
January 1, 2024	$666.3	$3,445.8
Additions at cost (1)	52.5	—
Amortization	(40.7)	—
Other (2)	(6.7)	(21.1)
March 31, 2024	$671.4	$3,424.7
Additions at cost (1)	54.9	—
Amortization	(41.4)	—
Impairment / Write-off	(0.2)	—
Other (2)	—	1.9
June 30, 2024	$684.7	$3,426.6
Additions at cost (1)	55.4	—
Amortization	(44.8)	—
Other (2)	9.1	20.9
September 30, 2024	$704.4	$3,447.5

January 1, 2023	$631.8	$3,431.3
Additions at cost (1)	44.0	—
Amortization	(34.9)	—
Impairment / Write-off	(0.3)	—
Other (2)	2.2	4.4
March 31, 2023	$642.8	$3,435.7
Additions at cost (1)	52.2	—
Amortization	(37.4)	—
Impairment / Write-off	(0.9)	—
Other (2)	—	(13.3)
June 30, 2023	$656.7	$3,422.4
Additions at cost (1)	39.8	—
Amortization	(39.5)	—
Other (2)	(6.1)	(8.5)
September 30, 2023	$650.9	$3,413.9

Other Intangibles:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Customer relationships	Reacquired rights	Database	Other indefinite-lived intangibles	Other intangibles	Total
January 1, 2024	$1,316.7	$233.9	$940.6	$1,280.0	$144.7	$3,915.9
Additions at cost	—	—	—	—	0.1	0.1
Amortization	(52.4)	(4.8)	(37.7)	—	(4.1)	(99.0)
Other (2)	(2.6)	(6.3)	(2.4)	—	(0.5)	(11.8)
March 31, 2024	$1,261.7	$222.8	$900.5	$1,280.0	$140.2	$3,805.2
Additions at cost	—	—	—	—	0.3	0.3
Amortization	(50.5)	(4.7)	(36.5)	—	(4.1)	(95.8)
Other (2)	0.3	(0.7)	0.3	—	—	(0.1)
June 30, 2024	$1,211.5	$217.4	$864.3	$1,280.0	$136.4	$3,709.6
Additions at cost	—	—	—	—	0.1	0.1
Amortization	(50.7)	(4.8)	(36.5)	—	(4.2)	(96.2)
Other (2)	3.2	8.2	1.5	—	3.0	15.9
September 30, 2024	$1,164.0	$220.8	$829.3	$1,280.0	$135.3	$3,629.4

January 1, 2023	$1,536.7	$245.5	$1,100.0	$1,280.0	$157.9	$4,320.1
Additions at cost	—	—	—	—	0.1	0.1
Amortization	(56.8)	(4.7)	(41.0)	—	(4.2)	(106.7)
Other (2)	1.1	2.8	0.1	—	1.1	5.1
March 31, 2023	$1,481.0	$243.6	$1,059.1	$1,280.0	$154.9	$4,218.6
Additions at cost	—	—	—	—	0.1	0.1
Amortization	(55.1)	(4.8)	(39.8)	—	(4.2)	(103.9)
Other (2)	(1.5)	—	(1.7)	—	1.7	(1.5)
June 30, 2023	$1,424.4	$238.8	$1,017.6	$1,280.0	$152.5	$4,113.3
Additions at cost	—	—	—	—	0.1	0.1
Amortization	(55.0)	(4.7)	(39.7)	—	(4.3)	(103.7)
Other (2)	(1.9)	(6.6)	(0.7)	—	(2.1)	(11.3)
September 30, 2023	$1,367.5	$227.5	$977.2	$1,280.0	$146.2	$3,998.4
(1)Primarily related to software-related enhancements on products and purchased software.
(2)Primarily due to the impact of foreign currency fluctuations.

Note 11 -- Other Assets and Liabilities

Other Non-Current Assets:

	September 30, 2024	December 31, 2023
Right of use assets (1)	$45.5	$43.1
Prepaid pension assets	5.7	5.6
Investments	31.8	20.6
Deferred income tax	17.3	17.2
Long-term contract assets	27.1	18.0
Prepaid cloud computing fees and deferred implementation costs	37.9	23.2
Other (2)	90.6	60.1
Total	$255.9	$187.8
(1)We recognized $12.5 million related to new operating leases for the nine months ended September 30, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

(2)Increase was primarily related to prepayments for long-term technology vendor contracts and deferred costs related to our Revolving Credit facility resulting from the amendment of the credit agreement in January 2024.

Other Accrued and Current Liabilities:

	September 30, 2024	December 31, 2023
Accrued operating costs	$104.8	$94.3
Accrued interest expense	10.1	5.3
Short-term lease liability (1)	15.4	15.0
Accrued income tax	13.2	15.3
Other accrued liabilities (2)	70.8	66.2
Total	$214.3	$196.1
(1)We recognized $0.1 million related to new operating leases for the nine months ended September 30, 2024.
(2)The increase was primarily driven by higher cross-currency interest rate swap liabilities, partially offset by payments for prior year accrued liabilities.

Other Non-Current Liabilities:

	September 30, 2024	December 31, 2023
Deferred revenue - long term	$24.8	$19.7
U.S. tax liability associated with the 2017 Act	16.3	29.4
Long-term lease liability (1)	36.4	33.8
Liabilities for unrecognized tax benefits	15.2	19.8
Other	17.2	15.5
Total	$109.9	$118.2
(1)We recognized $12.4 million related to new operating leases for the nine months ended September 30, 2024.
Note 12 -- Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

		September 30, 2024			December 31, 2023
	Maturity	Principal amount	Debt issuance costs and discount*	Carrying value	Principal amount	Debt issuance costs and discount*	Carrying value
Debt maturing within one year:
2029 Term loan B (1)	January 18, 2029	$31.0	$—	$31.0	$—	$—	$—
2026 Term loan (1)	Fully paid off in January 2024	—	—	—	28.1	—	28.1
2029 Term loan (1)	Fully paid off in January 2024	—	—	—	4.6	—	4.6
Total short-term debt		$31.0	$—	$31.0	$32.7	$—	$32.7

Debt maturing after one year:
2029 Term loan B (1)	January 18, 2029	$3,057.1	$18.7	$3,038.4	$—	$—	$—
2026 Term loan (1)	Fully paid off in January 2024	—	—	—	2,623.6	33.0	2,590.6
2029 Term loan (1)	Fully paid off in January 2024	—	—	—	447.3	5.3	442.0
Revolving facility (1) (2)	February 15, 2029	133.0	—	133.0	25.0	—	25.0
5.000% Senior unsecured notes (1)	December 15, 2029	460.0	4.5	455.5	460.0	5.1	454.9
Total long-term debt		$3,650.1	$23.2	$3,626.9	$3,555.9	$43.4	$3,512.5
Total debt		$3,681.1	$23.2	$3,657.9	$3,588.6	$43.4	$3,545.2
*Initial debt issuance costs were recorded as a reduction of the carrying amount of the debt and amortized over the contractual term of the debt. Balances represent the unamortized portion of debt issuance costs and discounts.

(1) The 5.000% Senior Unsecured Notes and the Senior Secured Credit Facilities contain certain covenants that limit our ability to incur additional indebtedness and guarantee indebtedness, create liens, engage in mergers or acquisitions, sell, transfer or otherwise dispose of assets, pay dividends and distributions or repurchase capital stock, prepay certain indebtedness and make investments, loans and advances. We were in compliance with these non-financial covenants at September 30, 2024 and December 31, 2023.
(2) The Revolving Facility contains a springing financial covenant requiring compliance with a maximum ratio of first lien net indebtedness to consolidated EBITDA of 6.75. The financial covenant applies only if the aggregate principal amount of borrowings under the Revolving Facility and certain outstanding letters of credit exceeds 35% of the total amount of commitments under the Revolving Facility on the last day of any fiscal quarter. The financial covenant did not apply at September 30, 2024 and December 31, 2023.

Senior Secured Credit Facilities
On February 8, 2019, the Company entered into a credit agreement governing its Senior Secured Credit Facilities (the "Senior Secured Credit Facilities"). Subsequently, the credit agreement has been amended several times. Currently, the Senior Secured Credit Facilities consist of a senior secured term loan facility and a senior secured revolving credit facility.

On January 29, 2024, we amended our credit agreement related to the then existing $451.9 million term loan with a maturity date of January 18, 2029 (the "2029 Term Loan"), to reduce its interest rate by 0.25%, resulting in a margin spread of SOFR plus 2.75% per annum and to increase the then existing term loan facility by $2,651.7 million to establish a new term loan with an aggregate principal amount of $3,103.6 million and a maturity date of January 18, 2029 (“2029 Term Loan B”). The proceeds from the 2029 Term Loan B were used to fully repay the previously existing term loans, including the senior secured term loan with a maturity date of February 8, 2026 (the "2026 Term Loan") and the 2029 Term Loan. As a result, we recorded a loss on debt extinguishment of $37.1 million related to the unamortized debt issuance costs associated with the then existing 2026 and 2029 Term Loan. The loss was recorded within “Non-operating income (expense)-net” for the nine months ended September 30, 2024. Initial debt issuance costs of $21.6 million related to the 2029 Term Loan B were recorded as a reduction of the carrying amount of long term debt and are amortized over the contractual term of the term loan. Concurrently, we also amended our credit agreement governing the Revolving Facility to extend the maturity date to February 15, 2029, and to reduce the applicable margin by 50 basis points, resulting in a margin spread of SOFR plus 2.50% per annum, subject to a leverage-based pricing grid. The Credit Spread Adjustment under the Revolving Facility was also removed as part of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

amendment. Total fees paid associated with the amendment of the Revolving Facility were $5.0 million, which is deferred and amortized over the term of the new arrangement, together with the original unamortized deferred costs.

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

Other details of the Senior Secured Credit Facilities:
•For the 2029 Term Loan B, beginning June 30, 2024, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on January 18, 2029. The 2029 Term Loan B bears interest at a rate per annum equal to 275 basis points over a SOFR rate for the interest period. The interest rate associated with the outstanding balance of the 2029 Term Loan B at September 30, 2024 was 7.605%.
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
•Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus 250 basis points, subject to a leverage-based pricing grid, at September 30, 2024 and 310 basis points over a SOFR rate, inclusive of the SOFR credit spread adjustment, at December 31, 2023. The aggregate amount available under the Revolving Facility is $850 million. The available borrowings under the Revolving Facility at September 30, 2024 and December 31, 2023 were $717.0 million and $825.0 million, respectively. The interest rates associated with the outstanding balance of the Revolving Facility at September 30, 2024 and December 31, 2023 were 7.516% and 8.462%, respectively. Initial debt issuance costs related to the Revolving Facility were included in "Other non-current assets" on the consolidated balance sheet and are amortized over the term of the Revolving Facility.
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $10.0 million at September 30, 2024 and $10.2 million at December 31, 2023.
We entered into interest rate swaps and cross-currency interest rate swaps, with various maturity dates, in order to manage the impact of interest rate changes. We had interest rate swap contracts with an aggregate notional amount of $2,750 million in effect as of September 30, 2024 and December 31, 2023, and cross-currency interest rate contracts with an aggregate notional amount of $625 million and $375 million as of September 30, 2024 and December 31, 2023, respectively. See Note 9 for more detailed discussion.
Note 13 -- Accounts Receivable Securitization Facility

In September 2022, the Company entered into a three-year revolving securitization facility agreement to transfer customer receivables of one of our U.S. subsidiaries (“Originator”) through our bankruptcy-remote subsidiary (“SPE”) to a third-party financial institution (“Purchaser”) on a recurring basis in exchange for cash equal to the gross receivables transferred. The facility had a monthly drawing limit of $215 million at both September 30, 2024 and December 31, 2023. Transfers of our U.S. accounts receivable from the SPE to the Purchaser are accounted for as a sale of financial assets, and the accounts receivable are derecognized from the consolidated financial statements, as the SPE transfers effective control and risk

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

associated with the transferred accounts receivable. Other than collection and administrative responsibilities, the Company and related subsidiaries have no continuing involvement in the transferred accounts receivable. The accounts receivable, once sold, are no longer available to satisfy creditors of the Company or the related subsidiaries in the event of bankruptcy. These sales are transacted at the face value of the relevant accounts receivable. The future outstanding balance of trade receivables that will be sold is expected to vary based on the level of activity and other factors. The receivables sold are fully guaranteed by the SPE that also pledges further accounts receivable as collateral under this agreement. The Company controls and therefore consolidates the SPE in its consolidated financial statements.

The Company derecognized accounts receivable of $175.9 million and $584.6 million for the three and nine months ended September 30, 2024, respectively, and $198.9 million and $611.5 million for the three and nine months ended September 30, 2023, respectively. The Company collected $175.9 million and $584.6 million of accounts receivable sold under this agreement during the three and nine months ended September 30, 2024, respectively, and $198.9 million and $611.5 million during the three and nine months ended September 30, 2023, respectively. Unsold accounts receivable of $116.0 million and $112.0 million were pledged by the SPE as collateral to the Purchaser as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, recourse liability related to the receivables sold that has not been collected was immaterial.

Fees incurred for the facility, including fees for administrative responsibilities, during the three and nine months ended September 30, 2024 were $3.4 million and $10.6 million, respectively, and during the three and nine months ended September 30, 2023 were $3.0 million and $9.0 million, respectively, and have been reflected within "Non-operating income (expense) – net" in the condensed consolidated statements of operations and comprehensive income (loss).

Cash activity related to the facility is reflected in "Net cash provided by operating activities" in the condensed consolidated statements of cash flows.

Note 14 -- Stockholders' Equity
Below is a reconciliation of our common stock issued and outstanding:

	Common Shares	Treasury Shares	Common Shares Outstanding
Shares as of December 31, 2023 (1)	439,735,256	(886,920)	438,848,336
Shares issued for the three months ended March 31, 2024	4,820,581	N/A	4,820,581
Shares forfeited for the three months ended March 31, 2024 (2)	(933,114)	N/A	(933,114)
Shares as of March 31, 2024	443,622,723	(886,920)	442,735,803
Shares issued for the three months ended June 30, 2024	135,770	N/A	135,770
Shares forfeited for the three months ended June 30, 2024 (2)	(79,395)	N/A	(79,395)
Shares repurchased for the three months ended June 30, 2024 (3)	N/A	(961,360)	(961,360)
Shares as of June 30, 2024	443,679,098	(1,848,280)	441,830,818
Shares issued for the three months ended September 30, 2024	86,915	N/A	86,915
Shares forfeited for the three months ended September 30, 2024 (2)	(346,297)	N/A	(346,297)
Shares as of September 30, 2024	443,419,716	(1,848,280)	441,571,436
(1)Treasury shares as of December 31, 2023 are primarily related to the forfeiture of unvested incentive units granted prior to the IPO.
(2)Includes shares surrendered related to payroll tax withheld for the vested restricted shares.
(3)Shares acquired under our three-year stock repurchase program.

Stock Repurchase Program

On April 30, 2024, our Board of Directors authorized a three-year stock repurchase program, (the "2024 Stock Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through April 30, 2027. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. During the nine months ended September 30, 2024 we repurchased 961,360 shares of common stock for $9.3 million, net of accrued excise tax, at an average price of $9.71 per share. There was no share repurchase activity during the three months ended September 30, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Stockholder Dividends

The following dividends were declared by our Board of Directors and subsequently paid during the nine months ended September 30, 2024:

Declaration Date	Record Date	Payment Date	Dividends Per Share
February 8, 2024	March 7, 2024	March 21, 2024	$0.05
April 30, 2024	June 6, 2024	June 20, 2024	$0.05
July 24, 2024	September 5, 2024	September 19, 2024	$0.05
Dividends accrued for restricted shares are contingent and payable upon vesting of the underlying restricted shares.

Note 15 -- Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) ("AOCI"):

	Foreign currency translation adjustments	Net investment hedge derivative	Defined benefit pension plans	Cash flow hedge derivative	Total
Balance, January 1, 2024	$(142.5)	$(10.5)	$(62.2)	$16.5	$(198.7)
Other comprehensive income (loss) before reclassifications	14.5	(8.2)	—	11.1	17.4
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(1.3)	(29.4)	(30.7)
Balance, September 30, 2024	$(128.0)	$(18.7)	$(63.5)	$(1.8)	$(212.0)

Balance, January 1, 2023	$(172.3)	$2.0	$(58.1)	$48.4	$(180.0)
Other comprehensive income (loss) before reclassifications	(33.6)	3.1	—	51.3	20.8
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(2.0)	(47.3)	(49.3)
Balance, September 30, 2023	$(205.9)	$5.1	$(60.1)	$52.4	$(208.5)
The following table summarizes the reclassifications out of AOCI:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

		Amount reclassified from accumulated other comprehensive income (loss)
		Three months ended September 30,		Nine months ended September 30,
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	2024	2023	2024	2023
Defined benefit pension plans:
Amortization of prior service costs	Other income (expense) - net	$(0.1)	$(0.1)	$(0.4)	$(0.3)
Amortization of actuarial gain/loss	Other income (expense) - net	(0.3)	(0.6)	(0.9)	(1.8)
Cash flow hedge derivative:
Interest rate swaps	Interest expense	(8.6)	(20.6)	(39.7)	(53.6)
Total before tax		(9.0)	(21.3)	(41.0)	(55.7)
Tax benefit (expense)		2.1	(2.3)	10.3	6.4
Total reclassifications for the period, net of tax		$(6.9)	$(23.6)	$(30.7)	$(49.3)

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
A reconciliation of Segment Adjusted EBITDA to Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. for the periods presented is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Adjusted EBITDA:
North America	$207.7	$195.6	$538.0	$519.6
International	59.1	55.5	177.2	160.2
Corporate and other	(19.4)	(15.7)	(48.6)	(48.2)
Consolidated total	$247.4	$235.4	$666.6	$631.6
Depreciation and amortization	(144.8)	(146.7)	(430.1)	(437.1)
Interest expense - net	(59.2)	(55.3)	(200.7)	(164.2)
Benefit (provision) for income taxes	1.8	11.2	48.9	40.5
Other income (expense) - net	(0.9)	(3.3)	0.6	(1.2)
Equity in net income of affiliates	0.3	0.6	1.9	2.1
Net income (loss) attributable to non-controlling interest	(1.0)	(0.9)	(3.0)	(2.4)
Equity-based compensation	(16.3)	(20.8)	(52.4)	(66.1)
Restructuring charges	(7.8)	(1.6)	(14.5)	(10.4)
Merger, acquisition and divestiture-related operating costs	(0.4)	(1.4)	(1.4)	(5.4)
Transition costs (1)	(14.7)	(11.7)	(47.3)	(31.1)
Other adjustments (2)	(1.2)	(1.1)	(5.0)	(5.0)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$3.2	$4.4	$(36.4)	$(48.7)
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
(2)Adjustments were primarily related to legal fees associated with ongoing legal matters discussed in Note 17 and impairment charges.

Other Selected Segment Financial Information:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Depreciation and amortization by segment:
North America	$28.4	$24.3	$80.1	$66.8
International	6.8	5.1	18.7	15.3
Total segments	35.2	29.4	98.8	82.1
Corporate and other (1)	109.6	117.3	331.3	355.0
Consolidated total	$144.8	$146.7	$430.1	$437.1

Cash paid for capital expenditures by segment:
Capital expenditures:
North America	$0.2	$0.5	$0.9	$1.9
International	1.4	0.6	2.8	1.3
Total segments	1.6	1.1	3.7	3.2
Corporate and other	0.1	—	0.1	0.5
Consolidated total	$1.7	$1.1	$3.8	$3.7
Additions to computer software and other intangibles:
North America	$36.9	$16.4	$117.4	$85.1
International	6.7	6.0	22.1	20.5
Total segments	43.6	22.4	139.5	105.6
Corporate and other	0.7	11.9	14.2	20.6
Consolidated total	$44.3	$34.3	$153.7	$126.2

(1)Depreciation and amortization for Corporate and other includes incremental amortization resulting from the application of purchase accounting in connection with historical merger and acquisition transactions.

Supplemental Geographic and Disaggregated Revenue Information:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	September 30, 2024	December 31, 2023
Assets:
North America	$7,404.9	$7,643.3
International	1,600.0	1,492.6
Consolidated total	$9,004.9	$9,135.9

Goodwill:
North America	$2,929.6	$2,929.6
International	517.9	516.2
Consolidated total	$3,447.5	$3,445.8

Other intangibles:
North America	$3,205.3	$3,451.5
International	424.1	464.4
Consolidated total	$3,629.4	$3,915.9

Other long-lived assets: (1)
North America	$970.1	$891.6
International	230.4	209.1
Consolidated total	$1,200.5	$1,100.7
Total long-lived assets (1)	$8,277.4	$8,462.4
(1)Excludes deferred income tax of $17.3 million and $17.2 million as of September 30, 2024 and December 31, 2023, respectively, included within "Other non-current assets" in the condensed consolidated balance sheet. See Note 11 for additional details.

	Three months ended September 30,		Nine months ended September 30,
Disaggregated Revenue:(1)	2024	2023	2024	2023

North America:(2)
Finance & Risk	$237.7	$234.9	$661.8	$646.7
Sales & Marketing	194.8	186.5	561.9	541.0
Total North America	$432.5	$421.4	$1,223.7	$1,187.7
International:
Finance & Risk	$121.6	$113.6	$358.1	$332.2
Sales & Marketing	55.0	53.5	168.0	163.7
Total International	$176.6	$167.1	$526.1	$495.9
Total Revenue:
Finance & Risk	$359.3	$348.5	$1,019.9	$978.9
Sales & Marketing	249.8	240.0	729.9	704.7
Total Revenue	$609.1	$588.5	$1,749.8	$1,683.6
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

Right of Publicity Class Actions

DeBose v. Dun & Bradstreet Holdings, Inc., No. 2:22-cv-00209-ES-CLW (D.N.J.)

On January 17, 2022, Plaintiff Rashad DeBose filed a Class Action Complaint against the Company, alleging that the Company used the purported class members’ names and personas to promote paid subscriptions to the Company’s Hoovers product website without consent, in violation of the Ohio right of publicity statute and Ohio common law prohibiting misappropriation of a name or likeness. On March 30, 2022, the Company filed a motion to dismiss the Complaint. The motion was briefed, and in November 2022 the Court requested supplemental briefing. Supplemental briefing was completed in January 2023. The Court has heard oral argument on the motion to dismiss on September 12, 2024. Discovery is ongoing.

In accordance with ASC 450 Contingencies, the Company is continuing to defend the claims and evaluate any potential exposure; however, at this time we have no basis to determine that a loss in connection with this matter is both probable and reasonably estimable, and thus no reserve has been established.

Batis v. Dun & Bradstreet Holdings, Inc., No. 4:22-cv-01924-AGT (N.D.Cal.)

On March 25, 2022, Plaintiff Odette R. Batis filed a Class Action Complaint against the Company, alleging that the Company used the purported class members’ names and personas to promote paid subscriptions to the Company’s Hoovers product website without consent, in violation of the California right of publicity statute, California common law prohibiting misappropriation of a name or likeness and California’s Unfair Competition Law. On June 30, 2022, the Company filed a motion to dismiss the Complaint pursuant to California’s anti-SLAPP statute. On February 10, 2023, the District Court denied the motion to dismiss. The decision was subject to an automatic right of appeal, and the Company has appealed the matter to the Ninth Circuit. On January 18, 2024, the Ninth Circuit affirmed the district court’s determination that the anti-SLAPP statute does not apply. On February 1, 2024, D&B filed a petition for rehearing or rehearing en banc seeking to vacate the Ninth Circuit ruling. Subsequently, on February 15, 2024, the Ninth Circuit issued an order stating that the petition will be held in abeyance pending the resolution of en banc rehearing of another similar case pending before the Ninth Circuit, Martinez v. ZoomInfo Technologies, Inc. (“Martinez”). On March 1, 2024, the Ninth Circuit vacated the en banc rehearing in the Martinez case and continued to hold D&B’s Petition for Rehearing in abeyance. On July 8, 2024, the Ninth Circuit granted D&B’s Petition for Rehearing, withdrew its January 18, 2024 disposition and issued a new opinion and order affirming the district

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

court’s determination that the anti-SLAPP statute does not apply. On July 30, 2024, mandate issued in the Ninth Circuit and the case has returned to the District Court. On September 27, 2024, the Company filed its Answer in the District Court, denying liability and asserting affirmative defenses. The Court held a status conference on October 18, 2024. Discovery will now commence in the District Court.

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
During the three and nine months ended September 30, 2024 and 2023, a significant portion of D&B common stock was collectively held by entities affiliated with Bilcar, LLC ("Bilcar"), Thomas H. Lee Partners, L.P. ("THL"), Cannae Holdings, Inc. ("Cannae Holdings"), CC Capital Partners LLC ("CC Capital"), and for the six months ended June 30, 2023 only, Black Knight, Inc. (("Black Knight") and, together with Bilcar, THL, Cannae Holdings and CC Capital, the "Investor Consortium"). In addition, the Investor Consortium was able to exercise significant voting influence over fundamental and significant corporate matters and transactions by their agreement to vote in favor of the election of five members of our board of directors, which expired on June 30, 2023. Upon the expiration of the voting agreement on June 30, 2023, Black Knight and CC Capital are no longer considered to be related parties.
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
In December 2022, Paysafe signed a 63-month lease agreement with D&B for the occupancy of the fourth floor of our headquarters building in Jacksonville, Florida. Total rental payments over the lease term will aggregate to $4.2 million. We recognized expense credit of $0.3 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively. We recorded $0.3 million and $0.2 million within "Other current assets" as of September 30, 2024 and December 31, 2023, respectively, and $0.1 million within "Other non-current liabilities" as of both September 30, 2024 and December 31, 2023.

In June 2021, we entered into a five-year agreement with Black Knight. Pursuant to the agreement, D&B will receive total data license fees of approximately $24 million over a five-year period. Also over the five-year period, Black Knight is engaged to provide certain products and data, as well as professional services for an aggregate fee of approximately $34 million. In addition, D&B and Black Knight will jointly market certain solutions and data. The agreement was approved by our Audit Committee. Related party revenue recorded in 2023 through June 30, 2023 was $3.4 million. Related party expenses recorded in 2023 through June 30, 2023 were $1.0 million.

In September 2021, we entered into a 10-year agreement with Paysafe. Pursuant to the agreement, D&B provides data license and risk management solution services to Paysafe. The agreement is cancellable by either party without penalty at each annual anniversary of the contract effective date by providing written notice not less than 90 days prior to the anniversary date. In March 2024, we entered into an additional three-year agreement with Paysafe, pursuant to which D&B will provide Paysafe marketing solutions. Both agreements were approved by our Audit Committee. In connection with the agreements associated with Paysafe, we recognized revenue of $5.6 million and $9.2 million for the three and nine months ended September 30, 2024, respectively, and $5.8 million and $9.4 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, we included a receivable from Paysafe of $4.0 million and $3.4 million, respectively, within "Accounts receivable."

In the normal course of business, we reimburse affiliates for certain travel costs incurred by Dun & Bradstreet Holdings, Inc. executives and board members.

Note 19 -- Subsequent Event

On October 22, 2024, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock. The dividend will be payable on December 19, 2024, to shareholders of record as of December 5, 2024.

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

The following discussion and analysis of Dun & Bradstreet Holdings, Inc.’s financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2024. References in this discussion and analysis to “the Company,” “Dun & Bradstreet,” “D&B,” “we,” “us” and “our” refer to Dun & Bradstreet Holdings, Inc. and its subsidiaries.
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
Stock Repurchase Program

On April 30, 2024, our Board of Directors authorized a three-year stock repurchase program, (the "2024 Stock Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through April 30, 2027. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. During the nine months ended September 30, 2024, we repurchased 961,360 shares of common stock for $9.3 million, net of accrued excise tax, at an average price of $9.71 per share. There was no share repurchase activity during the three months ended September 30, 2024.
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
While the U.S. Federal Reserve bank has recently started to reduce interest rates as inflation eases in 2024, the pace of its future rate cuts could slow down, influenced by recent stronger employment data than previously expected. Uncertainty continues to remain in the outlook for U.S. economic growth and economic exposure relating to geopolitical conflicts, including the escalating conflicts in the Middle East and the Russian-Ukraine war, and ongoing global trade tensions. Uncertain economic conditions or an economic downturn could result in cautious commercial spending and lower discretionary spending, and consequently lower demand for our Sales & Marketing Solutions. Disruptions in the financial markets could limit the ability or willingness of our clients to extend credit to their customers or cause our clients to constrain budgets, which could adversely impact demand for our data and analytics solutions.

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

Results of Operations

GAAP Results (In millions except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$609.1	$588.5	$1,749.8	$1,683.6
Cost of services (exclusive of depreciation and amortization) (1)	219.5	211.8	663.7	631.8
Selling and administrative expenses (1)	174.8	176.3	525.6	527.8
Depreciation and amortization	144.8	146.7	430.1	437.1
Restructuring charges	7.8	1.6	14.5	10.4
Operating costs	546.9	536.4	1,633.9	1,607.1
Operating income (loss)	62.2	52.1	115.9	76.5
Interest income	2.1	1.7	4.9	4.2
Interest expense	(61.3)	(57.0)	(205.6)	(168.4)
Other income (expense) - net	(0.9)	(3.3)	0.6	(1.2)
Non-operating income (expense) - net	(60.1)	(58.6)	(200.1)	(165.4)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	2.1	(6.5)	(84.2)	(88.9)
Less: provision (benefit) for income taxes	(1.8)	(11.2)	(48.9)	(40.5)
Equity in net income of affiliates	0.3	0.6	1.9	2.1
Net income (loss)	4.2	5.3	(33.4)	(46.3)
Less: net (income) loss attributable to the non-controlling interest	(1.0)	(0.9)	(3.0)	(2.4)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$3.2	$4.4	$(36.4)	$(48.7)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$0.01	$0.01	$(0.08)	$(0.11)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$0.01	$0.01	$(0.08)	$(0.11)
Weighted average number of shares outstanding-basic	432.4	430.8	432.2	430.3
Weighted average number of shares outstanding-diluted	435.6	432.2	432.2	430.3

Net income (loss) margin (2)	0.5%	0.7%	(2.1)%	(2.9)%
(1)Prior year period results have been recast to reflect the change in presentation and to conform to the current period presentation. See Note 1 to the unaudited condensed consolidated financial statements for further discussion. For the three and nine months ended September 30, 2023, we reclassified $5.3 million and $24.4 million, respectively, from Selling and administrative expenses to Cost of services (exclusive of depreciation and amortization). This reclassification has no impact on total operating costs, operating income, net income (loss), earnings (loss) per share or segment results. Additionally, the reclassification has no impact on the unaudited consolidated balance sheets or unaudited consolidated statement of cash flows.
(2)Net income (loss) margin is defined as Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. divided by Revenue.

The table below sets forth our key performance measures including non-GAAP measures for the periods indicated (In millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Total revenue	$609.1	$588.5	$1,749.8	$1,683.6
Adjusted EBITDA	$247.4	$235.4	$666.6	$631.6
Adjusted EBITDA margin	40.6%	40.0%	38.1%	37.5%
Adjusted net income	$116.0	$116.2	$300.1	$291.8
Adjusted net earnings per diluted share	$0.27	$0.27	$0.69	$0.68
Reconciliations of non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (In millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$3.2	$4.4	$(36.4)	$(48.7)
Depreciation and amortization	144.8	146.7	430.1	437.1
Interest expense - net	59.2	55.3	200.7	164.2
(Benefit) provision for income tax - net	(1.8)	(11.2)	(48.9)	(40.5)
EBITDA	$205.4	$195.2	$545.5	$512.1
Other income (expense) - net	0.9	3.3	(0.6)	1.2
Equity in net income of affiliates	(0.3)	(0.6)	(1.9)	(2.1)
Net income (loss) attributable to non-controlling interest	1.0	0.9	3.0	2.4
Equity-based compensation	16.3	20.8	52.4	66.1
Restructuring charges	7.8	1.6	14.5	10.4
Merger, acquisition and divestiture-related operating costs	0.4	1.4	1.4	5.4
Transition costs	14.7	11.7	47.3	31.1
Other adjustments	1.2	1.1	5.0	5.0
Adjusted EBITDA	$247.4	$235.4	$666.6	$631.6

North America	$207.7	$195.6	$538.0	$519.6
International	59.1	55.5	177.2	160.2
Corporate and other	(19.4)	(15.7)	(48.6)	(48.2)
Adjusted EBITDA	$247.4	$235.4	$666.6	$631.6

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$3.2	$4.4	$(36.4)	$(48.7)
Incremental amortization of intangible assets resulting from the application of purchase accounting	107.9	115.7	326.0	350.1
Equity-based compensation	16.3	20.8	52.4	66.1
Restructuring charges	7.8	1.6	14.5	10.4
Merger, acquisition and divestiture-related operating costs	0.4	1.4	1.4	5.4
Transition costs	14.7	11.7	47.3	31.1
Debt refinancing and extinguishment costs	—	2.5	37.1	2.5
Non-operating pension-related income	(4.8)	(4.6)	(14.8)	(13.8)
Non-cash gain (loss) from interest rate swap amendment (1)	4.5	(2.6)	1.3	(2.6)
Other adjustments	1.2	2.2	5.0	6.1
Tax impact of non-GAAP adjustments	(34.9)	(36.9)	(129.2)	(116.5)
Other tax effect adjustments	(0.3)	—	(4.5)	1.7
Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$116.0	$116.2	$300.1	$291.8
Adjusted net earnings per diluted share	$0.27	$0.27	$0.69	$0.68
Weighted average number of shares outstanding - diluted	435.6	432.2	435.6	431.8
(1)Amount represents non-cash amortization gain and loss resulted from the amendment of our interest rate swap derivatives. The amount is reported within "Interest expense-net" for the three and nine months ended September 30, 2024 and 2023. See Note 9 to the unaudited condensed consolidated financial statements for a more detailed discussion.

Revenue
Three months ended September 30, 2024 versus Three months ended September 30, 2023
Total revenue was $609.1 million for the three months ended September 30, 2024, compared to $588.5 million for the three months ended September 30, 2023, an increase of $20.6 million, or 3.5% (3.2% before the effect of foreign exchange). The increase was attributable to growth in the underlying business and the positive impact of foreign exchange, partially offset by the impact of a divestiture of a business-to-consumer business in Finland in the fourth quarter of 2023.

Excluding the impact of the divestiture of $0.7 million and the positive impact of foreign exchange of $1.6 million, total organic revenue increased $19.7 million, or 3.4%, reflecting growth across both of our segments. The changes in revenue are discussed further in the segment level discussion below.
Nine months ended September 30, 2024 versus Nine months ended September 30, 2023
Total revenue was $1,749.8 million for the nine months ended September 30, 2024, compared to $1,683.6 million for the nine months ended September 30, 2023, an increase of $66.2 million, or 3.9% (3.8% before the effect of foreign exchange). The increase was attributable to growth in the underlying business and the positive impact of foreign exchange, partially offset by the impact of a divestiture of a business-to-consumer business in Finland in the fourth quarter of 2023.
Excluding the impact of the divestiture of $1.8 million and the positive impact of foreign exchange of $1.7 million, total organic revenue increased $66.3 million, or 3.9%, reflecting growth across both of our segments. The changes in revenue are discussed further in the segment level discussion below.
Revenue by segment was as follows (In millions):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Increase (decrease)	% Increase (decrease)	2024	2023	$ Increase (decrease)	% Increase (decrease)
North America:
Finance & Risk	$237.7	$234.9	$2.8	1.2%	$661.8	$646.7	$15.1	2.3%
Sales & Marketing	194.8	186.5	8.3	4.5%	561.9	541.0	20.9	3.9%
Total North America	$432.5	$421.4	$11.1	2.6%	$1,223.7	$1,187.7	$36.0	3.0%
International:
Finance & Risk	$121.6	$113.6	$8.0	7.1%	$358.1	$332.2	$25.9	7.8%
Sales & Marketing	55.0	53.5	1.5	2.7%	168.0	163.7	4.3	2.6%
Total International	$176.6	$167.1	$9.5	5.7%	$526.1	$495.9	$30.2	6.1%
Total Revenue:
Finance & Risk	$359.3	$348.5	$10.8	3.1%	$1,019.9	$978.9	$41.0	4.2%
Sales & Marketing	249.8	240.0	9.8	4.1%	729.9	704.7	25.2	3.6%
Total Revenue	$609.1	$588.5	$20.6	3.5%	$1,749.8	$1,683.6	$66.2	3.9%

North America Segment
For the three months ended September 30, 2024, North America revenue increased $11.1 million, or 2.6% ( 2.7% before the effect of foreign exchange) compared to the three months ended September 30, 2023. See further discussion below on revenue by solutions.
For the nine months ended September 30, 2024, North America revenue increased $36.0 million, or 3.0% (3.1% before the effect of foreign exchange) compared to the nine months ended September 30, 2023. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended September 30, 2024, North America Finance & Risk revenue increased $2.8 million, or 1.2% (both after and before the effect of foreign exchange) compared to the three months ended September 30, 2023, primarily due to increased revenue across our Third Party Risk and Supply Chain Management solutions of approximately $4 million, partially offset by a net decrease in revenue of approximately $2 million primarily from our Finance solutions.

For the nine months ended September 30, 2024, North America Finance & Risk revenue increased $15.1 million, or 2.3% (2.4% before the effect of foreign exchange) compared to the nine months ended September 30, 2023, primarily due to a net increase in revenue across our Third Party Risk, Supply Chain Management and Finance solutions of approximately $17 million, partially offset by decreased revenue of approximately $4 million from our Credibility solutions.

Sales & Marketing
For the three months ended September 30, 2024, North America Sales & Marketing revenue increased $8.3 million, or 4.5% (both after and before the effect of foreign exchange) compared to the three months ended September 30, 2023, primarily driven by higher revenue of approximately $11 million from our Master Data Management ("MDM") solutions, inclusive of MDM analytic data sales, partially offset by decreased revenue of approximately $1 million from our Digital Marketing solutions.

For the nine months ended September 30, 2024, North America Sales & Marketing revenue increased $20.9 million, or 3.9% (both after and before the effect of foreign exchange) compared to the nine months ended September 30, 2023, primarily driven by higher revenue of approximately $30 million from our MDM solutions, partially offset by decreased revenue of approximately $9 million from our Digital Marketing solutions.

International Segment
For the three months ended September 30, 2024, International revenue increased $9.5 million, or 5.7% (4.7% before the effect of foreign exchange) compared to the three months ended September 30, 2023. Excluding the impact of the divestiture of a business-to-consumer business in Finland of $0.7 million and the positive impact of foreign exchange of $1.8 million, International organic revenue increased $8.4 million, or 5.1%. See further discussion below on revenue by solutions.
For the nine months ended September 30, 2024, International revenue increased $30.2 million, or 6.1% (5.7% before the effect of foreign exchange) compared to the nine months ended September 30, 2023. Excluding the impact of the divestiture of a business-to-consumer business in Finland of $1.8 million and the positive impact of foreign exchange of $2.0 million, International organic revenue increased $30.0 million, or 6.1%. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended September 30, 2024, International Finance & Risk revenue increased $8.0 million, or 7.1% (6.3% before the effect of foreign exchange) compared to the three months ended September 30, 2023. Excluding the positive impact of foreign exchange of $0.9 million, revenue increased $7.1 million, or 6.3%, attributable to growth across all markets. The growth was driven by higher revenue of approximately $3 million from Europe primarily attributable to growth in API solutions and Third Party Risk and Compliance solutions, approximately $2 million from the U.K. primarily attributable to an increase in API solutions, approximately $1 million from our Asia markets driven by growth in API solutions and local market solutions, and increased revenue of approximately $1 million from WWN alliances primarily attributable to higher product royalties.

For the nine months ended September 30, 2024, International Finance & Risk revenue increased $25.9 million, or 7.8% (7.4% before the effect of foreign exchange) compared to the nine months ended September 30, 2023. Excluding the positive impact of foreign exchange of $1.3 million, revenue increased $24.6 million, or 7.4%, attributable to growth across all markets. The growth was driven by higher revenue of approximately $11 million from the U.K. primarily attributable to an increase in API solutions, approximately $8 million from Europe primarily attributable to growth in Third Party Risk and Compliance solutions, Finance Analytics and API solutions, approximately $4 million from Asia markets driven by growth in Finance Analytics, API solutions and local market solutions, and increased revenue of approximately $2 million from WWN alliances primarily attributable to higher cross border activity and product royalties.

Sales & Marketing
For the three months ended September 30, 2024, International Sales & Marketing revenue increased $1.5 million, or 2.7% (1.1% before the effect of foreign exchange) compared to the three months ended September 30, 2023. Excluding the impact of the divestiture of $0.7 million and the positive impact of foreign exchange of $0.9 million, organic revenue increased $1.3 million, or 2.4%, primarily due to higher revenue from WWN alliances driven by higher product royalties.
For the nine months ended September 30, 2024, International Sales & Marketing revenue increased $4.3 million, or 2.6% (2.2% before the effect of foreign exchange) compared to the nine months ended September 30, 2023. Excluding the impact of the divestiture of $1.8 million and the positive impact of foreign exchange of $0.7 million, organic revenue increased $5.4 million, or 3.4%, primarily due to higher revenue from the U.K. driven by growth in API solutions and higher revenue in WWN alliances driven by higher product royalties.
Operating Costs
Consolidated operating costs were as follows (In millions):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Increase (decrease)	% Increase (decrease)	2024	2023	$ Increase (decrease)	% Increase (decrease)
Cost of services (exclusive of depreciation and amortization) (1)	$219.5	$211.8	$7.7	3.7%	$663.7	$631.8	$31.9	5.1%
Selling and administrative expenses (1)	174.8	176.3	(1.5)	(0.9)%	525.6	527.8	(2.2)	(0.4)%
Depreciation and amortization	144.8	146.7	(1.9)	(1.3)%	430.1	437.1	(7.0)	(1.6)%
Restructuring charges	7.8	1.6	6.2	396.7%	14.5	10.4	4.1	39.7%
Operating costs	$546.9	$536.4	$10.5	2.0%	$1,633.9	$1,607.1	$26.8	1.7%
Operating income (loss)	$62.2	$52.1	$10.1	19.3%	$115.9	$76.5	$39.4	51.4%
(1)Prior year period results have been recast to reflect the change in presentation and to conform to the current period presentation. See Note 1 to the unaudited condensed consolidated financial statements for further discussion. For the three and nine months ended September 30, 2023, we reclassified $5.3 million and $24.4 million, respectively, from Selling and administrative expenses to Cost of services (exclusive of depreciation and amortization). This reclassification has no impact on total operating costs, operating income, net income (loss), earnings (loss) per share or segment results. Additionally, the reclassification has no impact on the unaudited consolidated balance sheets or unaudited consolidated statements of cash flows.

Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) was $219.5 million for the three months ended September 30, 2024, an increase of $7.7 million, or 3.7%, compared to the three months ended September 30, 2023, primarily due to higher cloud infrastructure costs of approximately $5 million, attributable to costs incurred to modernize our technology infrastructure which we consider transition costs, higher personnel costs of approximately $2 million and higher data acquisition costs of approximately $2 million. Data acquisition costs as a percentage of total revenue decreased 20 basis points to 12.7% for the three months ended September 30, 2024, compared to 12.9% for the prior year period. Total cost of services was unfavorably impacted by foreign exchange of approximately $1 million for the three months ended September 30, 2024, compared to the prior year quarter.

Cost of services (exclusive of depreciation and amortization) was $663.7 million for the nine months ended September 30, 2024, an increase of $31.9 million, or 5.1%, compared to the nine months ended September 30, 2023, primarily due to higher cloud infrastructure costs of approximately $33 million, of which approximately $18 million is attributable to modernizing our technology infrastructure which we consider transition costs and higher personnel costs of approximately $4 million, partially offset by lower data acquisition costs of approximately $1 million. Data acquisition costs as a percentage of total revenue decreased 60 basis points to 13.0% for the nine months ended September 30, 2024, compared to 13.6% for the prior year period. Total cost of services was unfavorably impacted by foreign exchange of approximately $2 million for the nine months ended September 30, 2024, compared to the prior year period.

Selling and Administrative Expenses
Selling and administrative expenses were $174.8 million for the three months ended September 30, 2024, a decrease of $1.5 million, or 0.9%, compared to the three months ended September 30, 2023, driven by lower net personnel costs of approximately $4 million, partially offset by higher costs of approximately $2 million related to selling activities and corporate overhead costs. Total selling and administrative expenses were unfavorably impacted by foreign exchange of approximately $1 million for the three months ended September 30, 2024, compared to the prior year quarter.
Selling and administrative expenses were $525.6 million for the nine months ended September 30, 2024, a decrease of $2.2 million, or 0.4%, compared to the nine months ended September 30, 2023, driven by lower net personnel costs of approximately $11 million primarily due to lower equity-based compensation, partially offset by higher costs of approximately $8 million related to selling activities and corporate overhead costs. Total selling and administrative expenses were unfavorably impacted by foreign exchange of $1 million for the nine months ended September 30, 2024, compared to the prior year period.
Depreciation and Amortization
Depreciation and amortization expenses were $144.8 million for the three months ended September 30, 2024, a decrease of $1.9 million, or 1.3%, compared to the three months ended September 30, 2023, primarily due to lower amortization related to intangible assets recognized in connection with historical merger and acquisition transactions, partially offset by higher amortization resulting from increased internally developed software subject to amortization during the current year quarter compared to the prior year quarter.

Depreciation and amortization expenses were $430.1 million for the nine months ended September 30, 2024, a decrease of $7.0 million, or 1.6%, compared to the nine months ended September 30, 2023, primarily due to the same factors discussed above for the three months ended September 30, 2024.

Restructuring Charges
Restructuring charges were $7.8 million for the three months ended September 30, 2024, an increase of $6.2 million, or 396.7%, compared to the three months ended September 30, 2023, primarily due to higher severance costs in the current year quarter related to initiatives in both our North America and International businesses.

Restructuring charges were $14.5 million for the nine months ended September 30, 2024, an increase of $4.1 million, or 39.7%, compared to the nine months ended September 30, 2023, primarily due to the same factors discussed above for the three months ended September 30, 2024.

Operating Income (Loss)
Consolidated operating income was $62.2 million for the three months ended September 30, 2024, an increase of $10.1 million, or 19.3%, compared to the three months ended September 30, 2023. The increase in operating income was primarily driven by higher revenue of $20.6 million, lower net personnel costs of approximately $2 million, primarily driven by equity-based compensation, and lower depreciation and amortization of $1.9 million, partially offset by higher restructuring charges of $6.2 million, higher cloud infrastructure costs of approximately $5 million, related to modernizing our technology infrastructure which we consider transition costs, higher data acquisitions costs of approximately $2 million, and higher costs of approximately $2 million related to selling activities and corporate overhead costs.
Consolidated operating income was $115.9 million for the nine months ended September 30, 2024, an increase of $39.4 million, or 51.4%, compared to the nine months ended September 30, 2023. The increase in operating income was primarily driven by higher revenue of $66.2 million, lower depreciation and amortization of $7.0 million, lower net personnel costs of approximately $6 million, primarily driven by equity-based compensation, and lower data acquisition costs of approximately $1 million, partially offset by higher cloud infrastructure costs of approximately $33 million, of which approximately $18 million is related to modernizing our technology infrastructure which we consider transition costs, higher costs of approximately $8 million related to selling activities and higher restructuring charges of $4.1 million.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and adjusted EBITDA margin by segment was as follows (In millions):

	Three months ended September 30,					Nine months ended September 30,
	2024	2023	$ Increase (decrease)	% Increase (decrease)		2024	2023	$ Increase (decrease)	% Increase (decrease)
North America:
Adjusted EBITDA	$207.7	$195.6	$12.1	6.2%		$538.0	$519.6	$18.4	3.5%
Adjusted EBITDA margin	48.0%	46.4%	N/A	160	bps	44.0%	43.7%	N/A	30	bps
International:
Adjusted EBITDA	$59.1	$55.5	$3.6	6.5%		$177.2	$160.2	$17.0	10.6%
Adjusted EBITDA margin	33.5%	33.2%	N/A	30	bps	33.7%	32.3%	N/A	140	bps
Corporate and other:
Adjusted EBITDA	$(19.4)	$(15.7)	$(3.7)	(24.4)%		$(48.6)	$(48.2)	$(0.4)	(1.0)%
Consolidated total:
Adjusted EBITDA	$247.4	$235.4	$12.0	5.1%		$666.6	$631.6	$35.0	5.5%
Adjusted EBITDA margin	40.6%	40.0%	N/A	60	bps	38.1%	37.5%	N/A	60	bps

Consolidated
Consolidated net income margin on a GAAP basis was 0.5% for the three months ended September 30, 2024, compared to a net income margin of 0.7% for the three months ended September 30, 2023, a decrease of 20 basis points. Consolidated adjusted EBITDA was $247.4 million for the three months ended September 30, 2024, compared to $235.4 million for the three months ended September 30, 2023, an increase of $12.0 million, or 5.1%, primarily due to revenue growth, partially offset by higher costs driven by net personnel costs and data acquisition costs. Consolidated adjusted EBITDA growth over the prior year quarter was negatively impacted by foreign exchange of $0.5 million. Consolidated adjusted EBITDA margin was 40.6% for the three months ended September 30, 2024, compared to 40.0% for the prior year quarter, an increase of 60 basis points.
Consolidated net loss margin on a GAAP basis was 2.1% for the nine months ended September 30, 2024, compared to a net loss margin of 2.9% for the nine months ended September 30, 2023, an improvement of 80 basis points. Consolidated adjusted EBITDA was $666.6 million for the nine months ended September 30, 2024, compared to $631.6 million for the nine months ended September 30, 2023, an increase of $35.0 million, or 5.5%, primarily due to revenue growth and lower data acquisition costs, partially offset by higher costs driven by cloud infrastructure costs, net personnel costs, and selling and marketing expenses. Consolidated adjusted EBITDA growth over the prior year period was negatively impacted by foreign exchange of $1.1 million. Consolidated adjusted EBITDA margin was 38.1% for the nine months ended September 30, 2024, compared to 37.5% for the prior year period, an increase of 60 basis points.
North America Segment
North America adjusted EBITDA was $207.7 million for the three months ended September 30, 2024, an increase of $12.1 million, or 6.2% compared to the three months ended September 30, 2023. The increase in adjusted EBITDA was primarily due to revenue growth and lower net personnel costs, partially offset by higher costs driven by cloud infrastructure costs and data acquisition costs. Adjusted EBITDA margin was 48.0% for the three months ended September 30, 2024, compared to 46.4% for the prior year quarter, an increase of 160 basis points.

North America adjusted EBITDA was $538.0 million for the nine months ended September 30, 2024, an increase of $18.4 million, or 3.5% compared to the nine months ended September 30, 2023. The increase in adjusted EBITDA was primarily due to revenue growth, lower data acquisition costs and lower net personnel costs, partially offset by higher costs driven by cloud infrastructure costs, and selling and marketing expenses. Adjusted EBITDA margin was 44.0% for the nine months ended September 30, 2024, compared to 43.7% for the prior year period, an increase of 30 basis points.

International Segment
International adjusted EBITDA was $59.1 million for the three months ended September 30, 2024, an improvement of $3.6 million, or 6.5%, compared to the three months ended September 30, 2023. The increase in adjusted EBITDA was primarily due to revenue growth from the underlying business, partially offset by higher costs driven by net personnel costs, data acquisition costs and foreign exchange loss. Adjusted EBITDA margin was 33.5% for the three months ended September 30, 2024, compared to 33.2% for the prior year quarter, an increase of 30 basis points.
International adjusted EBITDA was $177.2 million for the nine months ended September 30, 2024, an improvement of $17.0 million, or 10.6%, compared to the nine months ended September 30, 2023. The increase in adjusted EBITDA was primarily due to revenue growth from the underlying business, partially offset by higher net personnel costs and foreign exchange loss. Adjusted EBITDA margin was 33.7% for the nine months ended September 30, 2024, compared to 32.3% for the prior year period, an increase of 140 basis points.
Corporate and Other
Corporate adjusted EBITDA was a loss of $19.4 million for the three months ended September 30, 2024, a change of $3.7 million, or 24.4%, compared to the three months ended September 30, 2023. The change in adjusted EBITDA was primarily attributable to higher net personnel costs.

Corporate adjusted EBITDA was a loss of $48.6 million for the nine months ended September 30, 2024, a change of $0.4 million, or 1.0%, compared to the nine months ended September 30, 2023. The change in adjusted EBITDA for the nine months ended September 30, 2024 compared to the prior year period was primarily due to higher net personnel costs, partially offset by lower corporate overhead costs.

Interest Income (Expense) — Net
Interest income (expense) – net was as follows (In millions):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest income	$2.1	$1.7	$0.4	29.0%	$4.9	$4.2	$0.7	17.8%
Interest expense	(61.3)	(57.0)	(4.3)	(7.4)%	(205.6)	(168.4)	(37.2)	(22.1)%
Interest income (expense) – net	$(59.2)	$(55.3)	$(3.9)	(6.7)%	$(200.7)	$(164.2)	$(36.5)	(22.2)%

Interest expense increased $4.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to higher amortization loss of $7.1 million in the current year quarter related to the interest rate swap amendment completed in the third quarter of 2023, partially offset by reduced interest expense of $1.7 million in the current year as a result of lower debt balances and lower interest rates.
Interest expense increased $37.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to the write off of debt issuance costs and discount of $37.1 million in the current year period in connection with the term loan amendment and higher amortization loss of $3.9 million in the current year period related to the interest rate swap amendment completed in the third quarter of 2023, partially offset by reduced interest expense of $2.6 million as a result of lower debt balances.
Other Income (Expense) — Net
Other income (expense) - net was as follows (In millions):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Non-operating pension-related income	$4.8	$4.6	$0.2	4.3%	$14.8	$13.8	$1.0	7.2%
Miscellaneous other income (expense) – net	(5.7)	(7.9)	2.2	27.8%	(14.2)	(15.0)	0.8	5.3%
Other income (expense) – net	$(0.9)	$(3.3)	$2.4	70.0%	$0.6	$(1.2)	$1.8	151.5%
Non-operating pension-related income increased $0.2 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023, primarily due to lower interest costs related to our pension plan in the current year period.
The improvement in miscellaneous other income (expense) - net of $2.2 million and $0.8 million for the three and nine months ended September 30, 2024, respectively, was primarily due to lower fees incurred related to our Senior Credit Facility and lower foreign exchange losses, partially offset by higher fees related to the accounts receivable securitization facility.
Provision for Income Taxes
The effective tax rate for the three months ended September 30, 2024 was (88.7)%, reflecting a tax benefit of $1.8 million on pre-tax income of $2.1 million, compared to 171.9% for the three months ended September 30, 2023, which reflected a tax benefit of $11.2 million on a pre-tax loss of $6.5 million. The change in the effective tax rate for the three months ended September 30, 2024 compared to the prior year quarter was primarily a result of a reduction to the Global intangible low-taxed income ("GILTI") inclusion in the U.S. in the prior year quarter, and the impact of Pillar Two Global Minimum Tax ("Pillar Two") introduced by The Organization for Economic Co-operation and Development ("OECD") and adopted by certain non-U.S. countries, including countries in which we operate, partially offset by a reduced state tax provision as the result of the change in reporting election.

The effective tax rate for the nine months ended September 30, 2024 was 58.1%, reflecting a tax benefit of $48.9 million on pre-tax loss of $84.2 million, compared to 45.6% for the nine months ended September 30, 2023, which reflected a tax benefit of $40.5 million on a pre-tax loss of $88.9 million. The change in the effective tax rate for the nine months ended September 30, 2024 compared to the prior year period was primarily a result of a decrease to our uncertain tax positions as a result of an audit settlement, and a reduced state tax provision as the result of the change in reporting election, partially offset by the impact of Pillar Two introduced by OECD and adopted by certain non-U.S. countries, including countries in which we operate.

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net income of $3.2 million, or a diluted earnings per share of $0.01, for the three months ended September 30, 2024, compared to a net income of $4.4 million, or a diluted earnings per share of $0.01, for the three months ended September 30, 2023. The decrease of $1.2 million for the three months ended September 30, 2024 compared to the prior year quarter was primarily due to a lower tax benefit of $9.4 million and higher net interest expense of $3.9 million driven by higher amortization loss related to the interest rate swap amendment completed in the third quarter of 2023, partially offset by higher operating income of $10.1 million in the current year quarter (as discussed above in Operating Income (Loss)) and lower miscellaneous non-operating expenses of $2.2 million primarily driven by lower fees related to our Senior Credit Facility.

Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $36.4 million, or a loss per share of $0.08, for the nine months ended September 30, 2024, compared to a net loss of $48.7 million, or a loss per share of $0.11, for the nine months ended September 30, 2023. The improvement of $12.3 million for the nine months ended September 30, 2024 compared to the prior year period was primarily due to higher operating income of $39.4 million in the current year period (as discussed above in Operating Income (Loss)) and a larger tax benefit of $8.4 million, partially offset by higher net interest expense of $36.5 million primarily driven by higher debt extinguishment costs in the current year period in connection with the term loan amendment.

Adjusted Net Income and Adjusted Net Earnings per Diluted Share
Adjusted net income was $116.0 million, or adjusted net earnings per diluted share of $0.27, for the three months ended September 30, 2024, compared to adjusted net income of $116.2 million, or adjusted net earnings per diluted share of $0.27, for the three months ended September 30, 2023. The decrease in adjusted net income was primarily attributable to higher tax expense and higher depreciation and amortization, partially offset by higher adjusted EBITDA (as discussed above in Adjusted EBITDA) and lower interest expense in the current year quarter.

Adjusted net income was $300.1 million, or adjusted net earnings per diluted share of $0.69, for the nine months ended September 30, 2024, compared to adjusted net income of $291.8 million, or adjusted net earnings per diluted share of $0.68, for the nine months ended September 30, 2023. The increase in adjusted net income was primarily attributable to higher adjusted EBITDA (as discussed above in Adjusted EBITDA) and lower interest expense in the current year period, partially offset by higher depreciation and amortization and higher tax expense.

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
Cash Flow Overview

As of September 30, 2024, we had cash and cash equivalents of $288.7 million, excluding restricted cash of $0.4 million, of which $285.1 million was held by our foreign operations. We utilize a variety of planning strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Subsequent to the enactment of the Tax Cuts and Jobs Act ("2017 Act"), a significant portion of the cash and cash equivalents held by our foreign subsidiaries is no longer subject to U.S. income tax upon repatriation to the United States. However, a portion of our cash held by our foreign operations is still subject to foreign income tax or withholding tax upon repatriation. As a result, we intend to reinvest indefinitely all earnings post 2017 from our China and India subsidiaries. Cash held in our China and India operations totaled $66.3 million as of September 30, 2024.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the periods presented (In millions):

	Nine months ended September 30,
	2024	2023	$ Increase (decrease)
Net cash provided by (used in) operating activities	$286.9	$283.7	$3.2
Net cash provided by (used in) investing activities	(160.4)	(120.3)	(40.1)
Net cash provided by (used in) financing activities	(31.2)	(139.3)	108.1
Total cash provided during the period before the effect of exchange rate changes	$95.3	$24.1	$71.2

Cash Provided by (Used in) Operating Activities
Higher operating cash flows of $3.2 million in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily driven by improvement in collection from accounts receivables, net of payments to our vendors and employees, partially offset by higher payments related to the accounts receivable securitization facility during the current year period.
We expect operating cash requirements in 2024 to be primarily related to payments for interest, contractual obligations, tax liability and other working capital needs. A portion of our outstanding debt is subject to the variability of interest rates. A 100 basis point increase or decrease in the weighted average interest rate would result in an incremental increase or decrease in annual interest expense of approximately $32 million, respectively. We mitigate the exposure from the variation of interest rates by entering into interest rate swap arrangements, and as a result we reduce the net exposure to approximately $5 million. See Note 9 to the unaudited condensed consolidated financial statements for further discussion. In addition, we typically have various contractual obligations in our normal course of business, including those recorded as liabilities in our consolidated balance sheet, and certain purchase commitments that are not recognized, but are disclosed in the notes to our consolidated financial statements. A significant portion of these contractual obligations are related to payments for enterprise-wide information-technology services. We expect to continue to generate substantial cash from ongoing operating activities.

Cash Provided by (Used in) Investing Activities
Higher net cash used in investing activities of $40.1 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to higher payments of $27.5 million for software development and a payment of $10.0 million to acquire a minority interest holding.

We expect capital expenditures in 2024 to be in the range of $195 million to $205 million.
Cash Provided by (Used in) Financing Activities
The decrease in net cash used in financing activities of $108.1 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to higher net debt issuance proceeds of $3,077.0 million in the current year period, payment of $95.7 million in the prior year period for the purchase of the non-controlling interest of our China operations, higher net proceeds of $4.7 million from borrowings on the Revolving Facility, partially offset by higher term loan repayments of $3,094.7 million, and payments of $9.3 million during the current year period related to our new stock repurchase program.

Capital Resources and Debt

In addition to cash generated from our operating activities, we also borrow from time to time from our credit facility and issue long-term debt.
Below is a summary of our borrowings as of September 30, 2024 and December 31, 2023 (In millions):

		September 30, 2024			December 31, 2023
	Maturity	Principal amount	Debt issuance costs and discount	Carrying value	Principal amount	Debt issuance costs and discount	Carrying value
Debt maturing within one year:
2029 Term loan B	January 18, 2029	$31.0	$—	$31.0	$—	$—	$—
2026 Term loan	Fully paid off in January 2024	—	—	—	28.1	—	28.1
2029 Term loan	Fully paid off in January 2024	—	—	—	4.6	—	4.6
Total short-term debt		$31.0	$—	$31.0	$32.7	$—	$32.7

Debt maturing after one year:
2029 Term loan B	January 18, 2029	$3,057.1	$18.7	$3,038.4	$—	$—	$—
2026 Term loan	Fully paid off in January 2024	—	—	—	2,623.6	33.0	2,590.6
2029 Term loan	Fully paid off in January 2024	—	—	—	447.3	5.3	442.0
Revolving facility	February 15, 2029	133.0	—	133.0	25.0	—	25.0
5.000% Senior unsecured notes	December 15, 2029	460.0	4.5	455.5	460.0	5.1	454.9
Total long-term debt		$3,650.1	$23.2	$3,626.9	$3,555.9	$43.4	$3,512.5
Total debt		$3,681.1	$23.2	$3,657.9	$3,588.6	$43.4	$3,545.2

See Note 12 to the unaudited condensed consolidated financial statements for detailed discussion related to our debt as of September 30, 2024 and December 31, 2023.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of September 30, 2024, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2024.

Item 4. Controls and Procedures
As of September 30, 2024, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.
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
Based upon their evaluation, our CEO and CFO have concluded that as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides the share repurchase activity during the three months ended September 30, 2024:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Program	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Program (1)
(Dollar amounts in millions, except share data)
July 1 - 31, 2024	—	$—	—
August 1 - 31, 2024	—	$—	—
September 1 - 30, 2024	—	$—	—
Total	—		—	9,038,640	$104.0
(1)Based on the closing stock price of $11.51 on September 30, 2024.

On April 30, 2024, our Board of Directors authorized a three-year stock repurchase program, (the "2024 Stock Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through April 30, 2027. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. There was no share repurchase activity during the three months ended September 30, 2024.

Item 3. Defaults upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information

In the third quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

101
The following materials from Dun & Bradstreet Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUN & BRADSTREET HOLDINGS, INC.

		By:	/s/ BRYAN T. HIPSHER
Bryan T. Hipsher
Date:	October 31, 2024		Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ ANTHONY PIETRONTONE
Anthony Pietrontone
Date:	October 31, 2024		Chief Accounting Officer
(Principal Accounting Officer)