Form 10-K
period 2024-12-31
Dun & Bradstreet Holdings, Inc.
filed 2025-02-21
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of Dun & Bradstreet Holdings, Inc. common stock held by non-affiliates of the registrant as of June 30, 2024 was $2,877,967,751 based on the closing price of $9.26 as reported by the New York Stock Exchange.
There were 441,516,369 shares outstanding of the Registrant's common stock as of February 14, 2025.

The information in Part III hereof is incorporated by reference to certain information from the registrant's definitive proxy statement for the 2025 annual meeting of shareholders. The registrant intends to file the proxy statement within 120 days after the close of the fiscal year that is the subject of this Report.

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
•risks related to artificial intelligence systems and machine learning;
•risks related to acquiring and integrating businesses and divestitures of existing businesses;
•our ability to retain members of the senior leadership team and attract and retain skilled employees;
•compliance with governmental laws and regulations;
•risks related to registration and other rights held by certain of our largest shareholders;
•an outbreak of disease, global or localized health pandemic or epidemic, or the fear of such an event, including the global economic uncertainty and measures taken in response; and
•increased economic uncertainty related to the ongoing conflict between Russia and Ukraine, the conflict in the Middle East, and associated trends in macroeconomic conditions.

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

We are differentiated by the scale, depth, diversity and accuracy of our constantly expanding business database, known as our "Data Cloud," that contains comprehensive information on nearly 600 million total organizations as of December 31, 2024. Access to longitudinal curated data is critical for global commerce, and with only a small percentage of the world’s businesses filing public financial statements, our data is a trusted source for reliable information about both public and private businesses. By building such a set of data over time, we were able to establish a unique identifier that creates a single thread connecting related corporate entities allowing our clients to form a holistic view of an enterprise. This unique identifier, which we refer to as the D-U-N-S Number, is an organization's "fingerprint" or "Social Security Number". We believe that we are the only scale provider to possess both worldwide commercial credit data and comprehensive public records data that are linked together by a unique identifier allowing for an accurate assessment of public and private businesses globally.

Leveraging our commercial credit data and analytics, as well as compliance intelligence, our Finance & Risk solutions are used in the critical decisioning processes of finance, risk, compliance and procurement departments worldwide. We are a market leader in commercial credit decisioning, with many of the top businesses in the world utilizing our solutions to make informed decisions when considering extending business loans and trade credit. We are also a leading provider of data and analytics to businesses looking to analyze supplier relationships and more effectively collect outstanding receivables, detect and mitigate business fraud, and assess and track their business partners’ Environmental, Social and Governance (“ESG”) performance and activities. We believe our proprietary Paydex score is widely relied upon as an important measure of credit health for businesses. We are well positioned to provide accessible and actionable insights and analytics that mitigate risk and uncertainty, and ultimately protect and drive increased profitability for our clients.

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

We leverage these differentiated capabilities to serve a broad set of clients across multiple industries and geographies. As of December 31, 2024, we have a global client base of approximately 215,000, including some of the largest companies in the world. Our data and analytics support a wide range of use cases covering nearly all industry verticals, including financial services, technology, communications, government, retail, transportation and manufacturing. In terms of our geographic footprint, we have an industry-leading presence in North America, an established presence in the United Kingdom and Ireland ("U.K."), Northern Europe (Sweden, Norway, Denmark, Finland, Estonia and Latvia), Central Europe (Germany, Austria, Switzerland and various other central and eastern European countries), Greater China and India through our majority or wholly-owned subsidiaries and a broader global presence through our Worldwide Network alliances ("WWN alliances").

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

Following the Take-Private Transaction, Mr. Foley and the rest of the Investor Consortium developed a senior leadership team with extensive experience and a proven track record of driving long-term shareholder value creation through transformation and growth initiatives. The senior leadership team continues to execute on our strategic plan to improve and revitalize our business for long-term success. Our leadership team is focused on value creation, enhanced technology and data, solution innovation and a client-centric go-to-market strategy.

On July 6, 2020, we completed an initial public offering ("IPO") of our common stock.

In 2021, we expanded our global footprint and client base through our acquisitions of Bisnode Business Information Group AB ("Bisnode"), NetWise Data, LLC ("NetWise") and Eyeota Holdings Pte. Ltd. ("Eyeota"), which increased our global client base across and expanded and enhanced our Data Cloud. As we continue to execute on our multi-year transformation strategy, we believe that our unique mix of high-quality revenues, blue chip client base, and focus on innovation, strong profitability and disciplined capital allocation differentiate us through our ability to continue delivering strong performance in modulating economic conditions.

Our Market Opportunity

Businesses rely on our depth and breadth of global data and analytics to produce data driven insights and make more informed decisions. For example, in commercial lending and trade credit, the scarcity of readily available credit history makes the extension of credit a time-consuming and imprecise process. In procurement, and business development, businesses face increasingly complex and global supply chains, making the assessment of compliance, risk, and viability of all suppliers and third parties prohibitively difficult and expensive if not conducted effectively. In sales and marketing, businesses have benefited from the advancements of CRM, Marketing Automation and Sales Acceleration tools designed to help identify, track and improve both customer management and prospective growth activities. While these tools help to fill sales funnels and improve the progression of opportunities, key challenges remain in salesforce productivity, effective client segmentation and marketing campaign activation. Common stumbling blocks include incorrect, or outdated, contact information, duplicated or inaccurate firmographic data and a lack of synchronization between the various platforms in the marketing technology ecosystem.

We help our clients solve these mission critical business problems. We believe the total addressable market ("TAM") in which we operate is large, growing and significantly under penetrated. We participate in the big data and analytics software market, as defined by Interactive Data Corporation ("IDC"), which represents a collection of software markets that functionally address decision support and decision automation. This market includes business intelligence and analytics tools, analytic data management and integration platforms and analytics and performance management applications. Within the broader market of data and analytics solutions, we serve a number of different markets, including the commercial credit data, sales and marketing data and Governance, Risk and Compliance ("GRC") markets to provide clients with decision support, valuable business insights and automation. As we continue to drive innovation in our solutions, we expect to address a greater portion of this TAM as new use cases for our data assets and analytical capabilities are introduced.

We believe there are several key market trends generating additional growth in our TAM and increasing the potential demand for our solutions:

•Growing Recognition of Analytics and Data-Informed Business Decisioning. Due to the pervasive digital transformation that nearly all industries are experiencing, businesses are increasingly recognizing the value of incorporating data-driven insights into their organizations. Businesses are leveraging the advancements of technology in data creation and interpretation to analyze business practices with the aim of improving efficiency, reducing risk and driving growth. We expect companies will continue to recognize the value in relying on insightful and accurate business-to-business ("B2B") data in their finance and credit decisioning, regulatory and compliance and sales and marketing workflows.

•Growth in Data Creation and Applications. As a result of the increasing recognition of data’s value, the volume of data sets being collected and assembled continues to increase. Not only are the size of these data sets larger than ever, but the data being collected covers a wider range of topics and subjects. Driven in large part by the global trend of an "Internet of Things," the proliferation of mobile phones and connected devices has created a "digital exhaust" of data that can be captured and tracked. This alternative data can be incorporated in predictive models alongside traditional data to provide more sophisticated and accurate business insights. Businesses now have a massive amount of data available to them, but often have to rely on large scale providers to help them curate, match, append and create insights in order to convert that data into improved outcomes.

•Advances in Analytical and Technological Capabilities Unlocking the Value of Data. The combination of increasingly available data sets with effective Artificial Intelligence systems ("AI"), Large Language Models ("LLMs") and Machine Learning ("ML") capabilities, among other technologies, allows for the generation of mission critical insights integrated into clients’ workflows as well as the development of new solutions. Our reliable and trusted data delivers meaningful insights to our clients, and fuels how we develop and deploy our data and AI-fueled solutions with customers' interests and needs in mind. Businesses that lack the resources for developing these complex tools and solutions internally turn to data and analytics providers, creating market demand. The availability of more insightful analytical tools, in turn, drives growing recognition of the power of analytics in everyday business processes. Through the application of AI systems and other technology, our goal is to improve visibility, engagement, and enrich the overall quality of our data to support meaningful data-driven insights, more opportunities and better business and professional decision-making and outcomes while respecting the interests and rights of individuals and their communities.

•Heightened Compliance Requirements in an Evolving Regulatory Environment for Business. Businesses today are under intense scrutiny to comply with an ever-expanding and regularly evolving set of data, digital, and trade-related regulatory requirements, which often vary by geography and industry served. Performing adequate diligence on clients and suppliers can be cumbersome and dampen the pace of business expansion, or worse, leave a business exposed to expensive fines and penalties or other sanctions. Across multiple jurisdictions, governments are simultaneously trying to protect privacy and security, maintain digital operational resilience, and promote sustainability while inhibiting unethical and non-compliant behavior including corruption, bribery, money laundering, product diversion, or engaging denied or sanctioned parties. The complexity of multi-jurisdictional data protection and regulatory regimes increases the demand for accurate data and analytics that are curated, maintained, and delivered in a responsible, ethical, and compliant manner. Manual processes are burdensome and prone to human error, and therefore demand for accurate data and analytics that can be embedded in automated workflows and deliver insights on demand continues to increase.

•Growing trend of data consumption through cloud-based delivery platforms. Financial institutions and corporations are increasingly consuming data through cloud-based data platforms, which simplifies the process of accessing data, reduces the reliance on internal technology resources and allows flexibility in consuming data from various third-party sources. We expect this trend to continue which will drive increased market opportunity for our data.

We believe that due to our differentiated capabilities and our long-term client relationships, we are well positioned to capitalize on these market opportunities and benefit from these long-term trends.

Our Solutions

The defining characteristic of our solutions is the breadth and depth of our combined proprietary and curated public data and actionable analytics that help drive informed decisions for our clients. As of December 31, 2024, our Data Cloud is compiled from tens of thousands of sources, as well as from data collected by our 13 WWN alliances, who provide both data sourcing and local distribution channels for countries and territories worldwide. We believe that we are uniquely able to match data to its corresponding entity, and have extensive related intellectual property dedicated to this function. Since 1963, we have tracked these businesses by assigning unique identifiers (known as a D-U-N-S Number) to all organizations in our data set. The D-U-N-S Number is recommended and, in many cases required, by numerous commercial, trade and government organizations. This privileged position in the market has allowed us to commercialize the creation and monitoring of D-U-N-S Numbers by suppliers, which in turn feeds additional proprietary data into our platform.

Data is only valuable when it drives action that moves an organization towards its goals. Underpinned by an integrated technology platform, our solutions derive data-driven insights that help clients target, grow, collect, procure and comply. We provide clients with both curated data to incorporate into their internal workflows and end-to-end solutions that generate insights from this data through configurable analytics. Our comprehensive, end-to-end solutions are organized into two primary areas: Finance & Risk and Sales & Marketing.

Finance & Risk

Our Finance & Risk solutions provide mission critical data and analytics to our clients as they seek to manage risk, minimize fraud and monitor their supply chain. Top commercial enterprises across the globe utilize our configurable solutions to make better decisions when considering small business loans, extending trade credit, analyzing supplier relationships, onboarding new customers and vendors and collecting outstanding receivables. Our Finance & Risk solutions help clients increase cash flow and profitability while mitigating credit, operational, compliance and ESG risks.

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

D&B Small Business is a suite of powerful tools that allows SMBs to understand, monitor and potentially build their business credit file, as well as review the credit risk of other companies. SMBs can review detailed reporting on all D&B scores and ratings as well as access triggered alerts for any changes in scores and custom reports with key scores and risk indicators. In addition, our suite of SMB solutions includes AAA/Merit and DRS (D-U-N-S Registered Seal), which provide verification of businesses through digital and physical certificates.

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

D&B Risk Analytics, which includes D&B Supplier Intelligence, D&B Compliance Intelligence and D&B ESG Intelligence, is a subscription-based online application that offers clients real-time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio analysis tool to mitigate supply chain risk, regulatory risk including Know Your Vendor ("KYV"), and ESG assessment and related risk. The Compliance Intelligence solution has been enhanced to provide comprehensive insights into businesses to facilitate global Anti-Money Laundering ("AML")/Know Your Customer ("KYC") compliance and to minimize financial, legal and reputational risk exposure. The workflow and automation provides compliance and onboarding by validating identities of businesses against a global Data Cloud of nearly 600 million organizations to confirm accurate representation.

Risk Guardian, which includes Credit and Compliance Intelligence for B2B and B2C risk assessment, is a subscription-based online and API application that offers clients real-time access to our most complete and up-to-date Northern Europe information, comprehensive monitoring and portfolio analysis.

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

Sales & Marketing

Our Sales & Marketing solutions help businesses discover new revenue opportunities and accelerate growth by extending the use cases of our data and analytics platform. By adding our proprietary business data set to our professional contact, intent and non-traditional data, we are able to provide a more holistic view of the prospective customer. Our Sales & Marketing solutions extend beyond simple contact data to enable modern marketers and sellers to automate data management and cleansing, leverage AI-powered models to build segments of high-propensity prospects, activate those segments across email, digital ads, paid media and sales plays, unmask and track website visitors and measure campaign performance. We help our clients optimize their sales and marketing functions and narrow their focus on the highest probability businesses and consumers.

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

D&B Rev.Up ABX is an open and agnostic platform that aligns marketing and sales teams to deliver an optimized and coordinated buying journey for accelerated pipeline creation and progression. D&B Rev.Up ABX consolidates first and third party data, allows teams to build high-propensity targets from that data for account-based campaigns, activate target segments across leading email, advertising, and sales automation tools, engage prospects with personalized content, and measure resulting campaign performance.

D&B Audience Targeting helps clients reach the right audiences with the right messages by leveraging our digital IDs and curated pre-defined B2B audience targeting segments that span digital display, mobile, social and connected TV advertising channels. Our offerings also include global online and offline data onboarding and transformation and B2B and business-to-

consumer identity graph and audience targeting data, which extend our position in the B2B online marketing value chain and build upon our Audience Solutions business by adding global scale and online data to power omni-channel marketing around the world.

D&B Visitor Intelligence turns web visitors into leads by leveraging D&B’s rich B2B data set and digital identity resolution capabilities to unmask anonymous web traffic and identify which companies and potential buyers are visiting client websites. This critical visitor intelligence drives personalized web experiences, increased conversion rates with prefill web registrations and retargeting capabilities to quickly engage these new leads and accelerate the sales process.

D&B Hoovers is a sales intelligence solution that allows clients to research companies, quickly build pipelines, engage in informed conversations and enhance sales productivity. D&B Hoovers SmartMail AI and SmartSearch AI are two AI-powered capabilities that boost sales prospecting and lead generation across channels, improve targeting and personalization to deliver more intelligent customer experiences and provide a productive and effortless experience for sales and marketing teams. The solution populates leading tools such as Salesforce, Microsoft Dynamics, HubSpot and Marketo records to allow clients to reduce time spent on administrative tasks and improve sales productivity.

InfoTorg is a subscription based online SaaS application that provides clients with detailed information services on people, companies, vehicles, real estate, laws and regulations as well as court judgments in Sweden. InfoTorg helps our clients solve their core everyday tasks based on verified and easy to find information. The versatility of the product enables many different use cases, e.g. AML/KYC - controls in the financial industry, verification and control of individuals in the public sector as well as vehicle transactions for car dealers and workshops.

Our Competitive Strengths

Market Leadership with the Most Comprehensive Company and Business Data

We are uniquely qualified to address the commercial data-driven decisioning needs of our clients due to the breadth and depth of our proprietary Data Cloud and the extensive intellectual property driving insights. Our Data Cloud includes nearly 600 million organizations globally and extends far beyond those for which data is publicly available. The D-U-N-S Number is a widely recognized identifier and is a policy-driven requirement for the process of supplying trade credit for many businesses and governments. D&B has a robust patent portfolio, many of which are focused on the complex problem of mapping disparate data sources to a business entity. Our owned, proprietary information and analytics include commercial credit and firmographic information, professional contact information, third party regulatory compliance, receivables, payment history and other information.

Our strategic relationships with our global WWN alliances provide us with international data in our global Data Cloud, which we view as a key competitive strength in serving both U.S. and international businesses. The contributory nature of our Data Cloud, where we combine proprietary information and official public source data, underpinned by focus on data quality delivered globally through our Data Quality Standards program, creates a strong network. Our Data Cloud is also differentiated in our ability to track corporate linkages of child-to-parent organization relationships and define universal beneficial ownership across entities to help clients better understand commercial relationships and make better informed decisions with a more holistic view of the business.

Innovative Analytics and Decisioning Capabilities Driving End-to-End Solutions

In a world of increasing data access, the value proposition for companies like ours is shifting from the provision of core data to the generation of analytical insights to inform decisioning processes and optimize workflows, across interrelated business activities. Our end-to-end solutions cover a comprehensive spectrum of use cases across the lifecycle of our clients’ businesses. These use cases continue to evolve as we, and our customers, find additional ways to derive insights from our data. We believe our configurable solutions, in combination with our proprietary Data Cloud, are a key competitive advantage for us and allow us to effectively compete across the entire commercial data and analytics landscape.

Deep Relationships with Blue Chip Clients

With our leading data and analytical insights, we serve many of the largest enterprises in the world. Our client base is diversified across size, industry and geography and features minimal concentration. In 2024, 2023 and 2022, no client accounted for more than 5% of our revenue, and our top 50 clients accounted for approximately 25% of our revenue. We have held relationships with 17 of our top 25 clients by size of revenue for the year ended December 31, 2024 for more than 20 years, which reflects how deeply embedded we are in their daily workflows and decisioning processes. For 2024 our annual revenue retention rate was 96%.

Scalable and Highly Attractive Financial Profile

We have an attractive business model underpinned by stable and highly recurring revenues, significant operating leverage and low capital requirements that contribute to strong free cash flow. Our high levels of client retention and shift toward multi-

year subscription contracts result in a high degree of revenue visibility. The vast majority of our revenues are either recurring or re-occurring in nature. Additionally, we benefit from natural operating leverage given the high contribution margins associated with incremental revenue generated from our centralized Data Cloud and solutions. Despite the investments being made to enhance our technology, analytics and data, our capital requirements remain low with capital expenditures (including capitalized software development costs) of approximately 9% of our revenues in 2024. All of these factors contribute to strong free cash flow generation, allowing us the financial flexibility to invest in the business and pursue growth through acquisitions.

World Class Management Team with Depth of Experience and Track Record of Success

Our senior management team has a track record of strong performance and significant expertise in both the markets we serve and in transforming similar businesses by delivering consistent growth both organically and through acquiring and integrating businesses. Beyond our senior management team, we are focused on attracting and retaining strong talent at all levels throughout the organization.

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

We also believe there is significant opportunity to expand our presence in the SMB market. We currently serve approximately 77,000 SMB clients out of the millions of businesses within the global marketplace, with over 3,200,000 businesses leveraging Dun & Bradstreet to create or manage a D-U-N-S Number or to monitor their own business credit and insights. We have existing relationships with many SMBs through solutions enabling the proactive monitoring of their D-U-N-S Number. Our D&B Marketplace is an integrated web platform that provides businesses with an introduction to Dun & Bradstreet’s capabilities and solutions for their potential use, and digital advertising solutions that enable enterprises to target their offers to our SMB audiences. By leveraging this go-to-market channel and offering more simplified solutions that are easily integrated into client workflows, we can continue to expand our reach among SMBs.

Develop Innovative Solutions

Given the depth and coverage of information contained in our proprietary Data Cloud, we believe we can continue to develop differentiated solutions to serve our clients in an increasing number of use cases. As we continue to gather and incorporate additional sources of data, we believe the resulting analytics and insights we are able to provide within our solutions will be impactful to our clients and their decisioning processes. By improving the quality and breadth of our Data Cloud and applying technologies such as Gen AI, we expect to expand into adjacent use cases and leverage our data insights in new functional areas such as capital markets. We also expect to utilize these powerful tools to identify and further penetrate attractive addressable markets, as demonstrated by the development of our Risk & Compliance solutions, a high growth area within our Finance & Risk solutions, in order to better address the GRC market. This includes growing our supply chain and fraud intelligence to meet changing regulations and increased customer demand. These additional solutions utilize existing data architecture to generate high contribution incremental revenue streams.

One of the most recent examples of innovative application of the Data Cloud is ChatD&B™, our Gen AI assistant that produces instantaneous business insights on companies and professional contacts. ChatD&B surfaces knowledge across our data blocks, delivering actionable insights to its users ranging from prospecting to company due diligence. ChatD&B users can ask questions in conversational language, and it has the intelligence to access and analyze the underlying data to deliver relevant and accurate output. ChatD&B answers questions posed on a commercial entity within seconds. The assistant also understands the data clients have access to and delivers responses based on those entitlements. ChatD&B has been built in keeping with our commitment to privacy and data protection, security and responsible AI governance. Our comprehensive data and AI capabilities are foundational to our success as a trusted provider of commercial data and analytics to more than 90% of the Fortune 500.

In addition, our trusted private market data, which provides visibility on officers and directors, ownership insights and financial information for millions of companies globally that leverage such data, enables investment and capital market firms to drive better data-driven financial assessments and decisions. With the exponential growth of private markets, we believe we play a critical role providing more clarity and insights to help investors manage risk and discover new investment opportunities.

We are uniquely positioned to help companies achieve their goals of increasing revenues, driving down costs and mitigating risk. Our products and services are underpinned by validated, historical and proprietary data, which allows us to deliver reliable and interpretable AI created results that drive our clients’ critical business decisions. Having utilized these technologies in our analytics solutions for the past several years, we have a robust product development program with multiple solutions being tapped to incorporate generative AI and large language models, including in the areas of ESG, Linkage and Matching, and Sales and Marketing solutions. Further, we develop Master Data Management ("MDM") solutions to help businesses connect data sets within an organization and create clean, accurate and complete data records. Our MDM solutions fueled by AI-based capabilities help clients maximize the value offered by predictive analytics, machine learning, Gen AI and large language models. These capabilities are foundational for product innovation and are critical for any AI model creation and training. We are also focused internally on ways that Gen AI can improve our own operational efficiency and act as client zero in the development of future commercial offerings.

Expand Our Presence in Attractive International Markets

Despite our global presence and industry leading position in the North American market, we remain relatively under-penetrated in international markets, with International revenue accounting for approximately 30% of our business in 2024. We believe that expanding our presence in owned international markets can be a significant growth driver for us in the coming years. Our international growth strategy begins with localizing current solutions to meet global demand and, similar to our domestic strategy, includes a focus on cross-selling and upselling, winning new clients and developing innovative solutions.

Selectively Pursue Strategic Acquisitions

While the core focus of our strategy is to grow organically, we look for strategic acquisition opportunities that may allow us to expand our footprint, broaden our client base, increase the breadth and depth of our data sets and further strengthen our solutions. We believe there are attractive synergies that result from acquiring small companies that provide innovative solutions and integrating these solutions into our existing offerings to generate cross-selling and upselling opportunities across our existing client base, and we will continue to maintain a disciplined approach to pursuing acquisitions.

Our Clients

We have a diversified client base with approximately 215,000 clients worldwide during 2024. Our client base is diversified across size, industry and geography, and features minimal concentration; with no client accounting for more than 5% of revenue and our top 50 clients accounting for approximately 25% of revenue. Our clients include enterprises across nearly all industry verticals, including financial services, technology, communications, retail, transportation and manufacturing, and our data and analytics support use cases of all types. A substantial portion of our revenue is derived from companies in the financial services industry. We have held relationships with 17 of our top 25 clients by size of revenue for the year ended December 31, 2024 for more than 20 years, which reflects how deeply embedded we are in their daily workflows and decisioning processes. For 2024, our annual revenue retention rate, reflecting the percentage of prior year revenue from clients who were retained in the current year, was 96%.

In addition to our blue chip corporate client base, we serve a number of government organizations. Through the development of our analytics, we continue to move into mission critical functions with higher applicability across federal, state and local government organizations.

We have a presence in countries and territories worldwide, including the United States, Canada, the U.K., Northern Europe, Central Europe, Greater China and India as of December 31, 2024. Our international presence is organized through the WWN alliances and majority or wholly-owned markets. The following table presents the contribution by geography to revenue, which excludes Corporate and other:

	Year Ended December 31,
	2024	2023	2022
Revenue by geography
North America	70%	71%	71%
International	30%	29%	29%

Go-to-Market Organization

Our sales and marketing efforts are focused on both generating new clients as well as cross-selling and upselling our end-to-end solutions to existing clients. Our salesforce is segmented into three distinct channels: Strategic Sales, Field Sales and Inside Sales. To align our salesforce more effectively with our clients, we have also organized these distribution channels by either industry or geographic territories supported by centralized product/solution based pre-sales development teams and specialized sales support teams. Our sales compensation plans are designed to incentivize multi-year contracting and cross-selling.

Our Strategic Sales team is organized by industry and covers our largest and most sophisticated clients who typically use multiple D&B solutions across a variety of use cases. These strategic clients are each independently managed by directors who own the client relationship and are equipped to sell all solutions. In many instances, we deploy our employees on-site to assist our clients in implementing and configuring our analytics for various use cases, acting as a "one-stop shop" for our clients’ data and analytics needs.

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

Given the breadth of our end-to-end solutions and increased focus on cross-selling, we have spent considerable time training and upskilling our salesforce in a formal sales training program. We now require sales certifications from our salesforce and have instituted talent assessments and performance check-ins to ensure we continue to shape our culture to winning and accountability.

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

There are certain key international markets in which we operate independently, including the U.K., Northern Europe, Central Europe, Greater China and, in the case of India, through a joint venture in which we are the majority owner. As we continue to provide international companies with our best-in-class data on U.S. companies, suppliers and prospects, our solutions have also increasingly become localized in recent years to better serve foreign markets. Our local presence ensures the complete, timely and accurate collection of commercial information.

In addition, as of December 31, 2024, we also operated through 13 WWN alliances. Our WWN members license our data, solutions as well as our trademarks and brand, to serve local markets where Dun & Bradstreet does not have a direct ownership interest and collect local data which is provided to D&B's Data Cloud. Our extensive international network enables millions of executives around the world to make confident business decisions with reliable and accessible information. Our strategic relationships with our global WWN alliances provide us with best-in-class breadth of international data in our Data Cloud, as well as a strong distribution network for our D&B solutions which we view as a key competitive strength in serving international and global enterprises. This approach has improved the applicability of our data to serve local clients, while enlarging and strengthening the data sets for clients in all geographies.

Competition

We primarily compete on the basis of differentiated data sets, analytical capabilities, solutions, client relationships, innovation and price. We believe that we compete favorably in each of these categories across both our Finance & Risk and Sales & Marketing solutions. Our competitors vary based on the client size and geographical market that our solutions cover.

For our Finance & Risk solutions, our competition generally varies by client size between enterprise, mid-market and SMBs. Dun & Bradstreet has a leading presence in the enterprise market as clients place a high degree of value on our ability to identify relationships across disparate entities, generate insights deep into a company's lifecycle, combined with best-in-class commercial credit database to inform their critical decisions around the extension of credit. Dun & Bradstreet’s main competitors in the enterprise and mid-market include Bureau van Dijk (owned by Moody’s Corporation), Experian and Creditsafe in Europe and Experian and Equifax in North America. In the SMB market, our competition generally includes Equifax, Experian and other consumer credit providers that offer commercial data. Additionally, there is a fragmented tail of low cost, vertical and regionally focused point solutions in this market that may be attractive to certain clients but lack the scale and coverage breadth to compete holistically.

For our Sales & Marketing solutions, our competition has historically been very fragmented with many players offering varying levels of data quantity and quality, and with data being collected in ways that may cross ethical and privacy boundaries. Our direct competitors vary depending on use cases, such as market segmentation, digital marketing lead generation, lead enrichment, sales effectiveness and data management. In the market for professional contact data, our competition generally includes ZoomInfo and a few consultancies building bespoke solutions. For other sales and marketing solutions such as customer data platform, visitor intelligence, audience targeting and intent data, we face several competitors, including 6Sense and Demandbase.

Overall, outside North America, the competitive environment varies by region and country, and can be significantly impacted by the legislative actions of local governments, availability of data and local business preferences.

In the United Kingdom, our direct competition for our Finance & Risk solutions is primarily from Moody's Analytics and Creditsafe. Additionally, the Sales & Marketing solutions landscape in Europe is both localized and fragmented, where numerous local players of varying sizes compete for business.

In Northern Europe, we primarily compete with Enento and Experian, and in Central Europe we compete with several regional and local players.

In Asia Pacific, we face competition in our Finance & Risk solutions from a mix of local and global providers. In China we primarily compete with global providers such as Experian and Moody's Corporation, as well as technology driven local players focusing on domestic data. In India we compete with local competitors. In addition, as in the U.K., the Sales & Marketing solutions landscape throughout Asia is localized and fragmented.

We believe that the solutions we provide to our clients in all geographies reflect our deep understanding of our clients’ businesses, the differentiated nature of our data and the quality of our analytics and decisioning capabilities. The integration of our solutions into our clients’ mission critical workflows helps to ensure long-lasting relationships, efficiency and continuous improvement.

Technology

Our Technology ecosystem is key to how we efficiently collect, curate and ultimately deliver our data, actionable analytics and business insights to our customers. We continue to invest in the architecture of our technology platforms and cloud-focused infrastructure to enhance our ability to organize and process high volumes of disparate data, increase system availability, data quality and improved delivery, while effectively managing our overall cost. We continue to look for ways to add and integrate new data sets and analytical capabilities into our simplified and scaled technology infrastructure along with a focus simplifying and modernizing our data supply chain.

Our approach emphasizes operational efficiency, consistent technology hygiene, scalability and resiliency, underpinned by strong cybersecurity and technology risk management practices. We have shifted away from a traditional data center strategy and have prioritized our digital transformation to the cloud.

Intellectual Property

We own and control various intellectual property rights, such as trade secrets, confidential information, trademarks, service marks, trade names, copyrights, patents and applications for the foregoing. These rights, in the aggregate, are of material importance to our business. We also believe that the Dun & Bradstreet name and related trade names, marks and logos are of material importance to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. We consider our trademarks, service marks, databases, software, analytics, algorithms, inventions and other intellectual property to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret, patent, etc.) and contractual safeguards for protecting them throughout the world.

We own patents and have filed for patent applications both in the United States and in other selected countries of importance to us. The patents and patent applications include claims which pertain to certain technologies and inventions which we have determined are proprietary and warrant patent protection. We believe that the protection of certain of our innovative technology and inventions, such as our proprietary methods for data curation and identity resolution, through the filing of patent applications, is a prudent business strategy. Filing of these patent applications may or may not provide us with a dominant position in the applicable field of technology. However, these patents and/or patent applications may provide us with legal defenses should subsequent patents in these fields be issued to third-parties and later asserted against us. Where appropriate, we may also consider asserting, or cross-licensing, our patents.

Corporate and Social Responsibility

We believe a defining quality of successful companies is that they demonstrate a consistent commitment to empowering the people and communities where they operate. We believe in having a positive impact through responsible engagement on sustainability issues. We use our data and analytics to help companies grow their business and become better global corporate citizens.

We are committed to evaluating and, where possible, reducing the environmental impact of our offices and data centers. We have measured our greenhouse gas emissions for Scope 1, Scope 2 and material Scope 3 topics and expect to report the results in our 2024 Corporate Sustainability Report.

We consider environmental and social impacts throughout the design of our products, including using energy-efficient data services for hosting, storing and deploying our products. We seek to engage with suppliers and vendors that use progressive and environmentally friendly products, materials, and technology to advance sustainability across our organization. We have adopted a new Environmental Policy that includes topics material to our business as identified in our double materiality assessment as we prepare for European Union (EU) regulations. This and other information about our ESG initiatives are available on our website at www.dnb.com under "Our Company -- Our Commitment to ESG."

Our company culture provides a foundation that facilitates our commitment to social and economic development and to contributing to the sustainability of the communities in which we all live and operate. We are committed to fostering an inclusive workplace where everyone’s voice is valuable. We look at responsibility across several dimensions— helping our clients, supporting and empowering our employees, strengthening our communities and managing our business— in order to remain aligned with our core value of inherent generosity.

The Board oversees sustainability matters, with assistance from the Audit, Corporate Governance & Nominating, and Compensation Committees. We have also formed an internal Sustainability Working Group that is tasked with development and execution of our Sustainability program, assessing the sustainability landscape and communicating our progress to our various stakeholders.

Workforce and Human Capital Resources

As of December 31, 2024, we had 6,247 employees worldwide, of whom 2,323 were in our North America segment and Corporate, and 3,924 were in our International segment. Our workforce also engages third-party consultants as an ongoing part of our business where appropriate. There are no unions in our U.S. or Canadian operations, and work councils and trade unions represent a portion of our employees in a few European markets. We have not experienced any work stoppages and we believe we maintain strong relations with our employees.

We provide a comprehensive compensation and benefits package designed to support our employees, both at home and at work. We provide learning and development programs for our people to prepare them for their roles and facilitate internal career mobility to foster a high-performing workforce.

We are committed to a diverse and inclusive workforce where many perspectives, thoughts, beliefs, educational backgrounds and experiences are purposefully and respectfully brought together. We have adopted a Human Capital & Diversity, Equity and Inclusion Policy Statement that is available on our website at www.dnb.com under "Our Company -- About Us -- Our Focus on Sustainability - People." We make employment decisions based on merit and are committed to seeking diverse talent.

Financial Information by Segment

In addition to our two reportable segments, we have a corporate organization that consists primarily of general and administrative expenses that are not included in the other segments. For financial information by reporting segment, see Note 17 to the consolidated financial statements.

Regulatory Matters

Compliance with legal and regulatory requirements is a top priority for us. This includes compliance, to the extent applicable, with national and local anti-bribery and anti-corruption laws, information privacy, communications privacy, and data protection laws and regulations, data security and cybersecurity laws, artificial intelligence laws, unfair and deceptive trade practices laws, consumer protection laws, data broker laws, export control and economic sanctions laws, antitrust/competition laws, environmental, social, governance and sustainability laws, national laws regulating enterprise credit reporting agencies and, in a few cases internationally, consumer reporting agencies, freedom of expression laws, and digital accessibility and advertising laws. These laws are enforced by national and local regulatory agencies, and in some instances also through private civil litigation. Additionally, on April 6, 2022, the U.S. Federal Trade Commission finalized approval of a Consent Order with us (the “FTC Order”) primarily relating to our business credit managing and monitoring products. The FTC Order requires that we undertake specific compliance practices and reporting during its term, which ends on April 6, 2042.

We proactively manage the evolving regulatory landscape, regulatory opportunities and obligations, and our compliance with laws and regulations through a dedicated legal, regulatory and compliance and ethics. Through our legal and global compliance and ethics functions, we operate a comprehensive global compliance and ethics program aligned with the U.S. Federal Sentencing Guidelines Elements of an Effective Compliance and Ethics Program, the OECD Good Practices Guidance on Internal Controls, Ethics, and Compliance, the OECD Guidelines Governing the Protection of Privacy and Transborder Flows of Personal Data, the accountability principle of the GDPR, International Organization for Standardization (ISO) standards for Compliance Management Systems (ISO 37301), Information Security Management Systems (ISO 27001), and Privacy Information Management Systems (ISO 27701) and the FTC Order. Based on a holistic program model integrating these frameworks, we undertake compliance risk assessments, promulgate policies and procedures to address a broad range of compliance risks and topic areas, provide awareness and training to our teams and associates, maintain and strive to continually improve upon regulatory, compliance and ethics program operations, monitor all material legislative and enforcement developments, laws and regulations applicable to our business, oversee, monitor and audit the efficacy of our internal compliance-related controls, evaluate the compliance and regulatory risks of the suppliers and other third parties we engage, advise on and assist in the development of new products, data solutions, and services, and meet as necessary and coordinate regulatory affairs and public policy engagements to establish transparency of our operations and create a means to understand and respond with regulators and policy makers should any issues arise.

Data Protection, Privacy, Artificial Intelligence, and Technology Regulation

Our operations are subject to applicable national and local laws that regulate privacy, data and cyber security, artificial intelligence, broader data collection, use and sharing, cross-border and cross-boundary data transfers and/or business, and in certain cases internationally, consumer credit reporting. Additionally, laws like the EU Digital Operational Resilience Act (DORA) extend obligations to us as a service provider to our regulated customers. These laws impact, among other things, data collection, classification, usage, risk managements and prevention of harm, storage, transparency, consent, security and breach, availability, business continuity, and disaster recovery, dissemination (including transfer to third parties and cross-border and cross-boundary exports), individual rights management, retention and destruction. Certain of these laws provide for civil and criminal penalties for violations as well as injunctive relief. Expansion into new use cases for personal information, artificial intelligence, and growth, whether through organic growth or strategic acquisitions, adds a further layer of complexity to our overall obligations under these laws, including new obligations relating to certain categories of consumer data and emerging regulations and interpretations of existing laws related to artificial intelligence and automated decision-making. The laws and regulations that affect our business include, but are not limited to:

•the GDPR, the ePrivacy Directive and implementing national legislation, and judicial and regulatory developments on the EU and national level;

•the EU Artificial Intelligence Act and artificial intelligence laws adopted in three U.S. states;

•U.S. federal, state and local privacy and data protections laws such as the Federal Trade Commission Act ("FTC Act"), the Protecting Americans’ Data from Foreign Adversaries Act, the Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government -Related Data by Countries of Concern Regulations, and comprehensive state privacy and data protections laws effective in 13 states, data broker laws in four states, state data security and data breach laws and other state sector and topic-specific privacy laws;

•China’s Cybersecurity Law, China Personal Information Protection Law ("PIPL"), Data Security Law ("DSL"), and Generative AI Measures as well as other civil and criminal laws relating to data protection and artificial intelligence;

•India’s new Digital Personal Data Protection Act, 2023 (“DPDPA”), Information Technology Act, 2000, Information Technology (Reasonable Security Practices and Procedures and Sensitive Personal Data or Information) Rules, 2011, and India Cert-In Cybersecurity Directions, 2022;

•other international data protection, data localization, and state secret laws impacting us or our data suppliers; and

•oversight by regulatory authorities for engaging in business credit reporting such as the U.K. Financial Conduct Authority, the People’s Bank of China, the Sweden Authority for Privacy Protection, Finnish Data Protection Ombudsman, Datatilysnet of Denmark, and Datatilysnet of Norway.

These laws and regulations, which generally are designed to protect privacy interests, individual rights and to prevent harm to individuals and the misuse of personal information available in the marketplace, are complex, change frequently and have consistently trended towards becoming more stringent over time. We already incur significant expenses in our attempt to ensure compliance with these laws. Currently, public concern is high with regard to data transparency and data subject rights across markets and consumer privacy rights in the United States, the collection, use, accuracy, correction, selling, sharing and cross border transfers of personal information, and the risks to individuals associated with artificial intelligence technologies, such as bias discrimination, deception, and fraud. In addition, many consumer advocates, privacy advocates, legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy, personal data and human rights in light of evolving technologies and data uses and have become increasingly concerned about the need for expanded oversight for data processing, generation, handling, and security. As a result, they are lobbying and advocating for further purpose-based restrictions on data processing, transparency, and accountability for the dissemination or commercial use of personal information, particularly in digital ecosystems. Additional legislative or regulatory efforts in the United States and other jurisdictions globally could further restrict and/or increase responsibilities and requirements associated with data collection, governance, use, communication, access, accuracy, obsolescence, sharing, cross border transfer, correction, security, business continuity, disaster recovery, rights of individuals and entities, and the development, deployment, and use of technology and digital solutions. In addition, any perception that our practices or products cause harm to consumers, other individuals or businesses, or constitute a violation of privacy or data protection, laws or regulations, whether or not consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability. Further regulatory developments may incur additional costs to the Company as we continue to refine operational and technical controls to meet our expanding legal obligations.

We have sought to enhance our adaptability and resilience, address our client expectations, and align with recognized regulatory standards by demonstrating the effectiveness and accountability of our program, processes, and controls through a range of external assurance programs and certifications. As of the end of 2024, certain of our practices were certified as compliant with one or more of the following: ISO 27001 (Information Security Management Systems), ISO 27701 (Privacy Information Management Systems), APEC Cross-Border Privacy Rules System, and the TRUSTe Responsible AI Certification. Additionally, our practices were verified as compliant with the EU-US Data Privacy Framework and we self-certified our adherence to each.

Additional Information

Our website address is www.dnb.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Information regarding our corporate responsibility and sustainability initiatives is also available on our website at www.dnb.com under "Our Company -- Our Commitment to ESG." However, the information found on our website is not part of this or any other report.

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

Operational Risks

•Our ability to implement and execute our strategic plans may not be successful and, accordingly, we may not be successful in achieving our goals, which could have a material adverse effect on our business, financial condition and results of operations.

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
•Data security, integrity and digital resilience are critically important to our business, and cybersecurity incidents, including cyberattacks, breaches of security, unauthorized access to or disclosure of confidential information, business disruption, or the perception that confidential information is not secure, could result in a material loss of business, regulatory enforcement, substantial legal liability and/or significant harm to our reputation.
•A failure in the integrity of our data, models, or the systems upon which we rely could harm our brand and result in a loss of sales and an increase in legal claims.
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
•We use software and service providers, including network and cloud providers in our business and if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change it could have a material adverse effect on our business, financial condition and results of operations.
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
•We may face risks associated with our use of certain artificial intelligence systems and machine learning models or the use of our data in other artificial intelligence systems that we do not control.

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
•We are subject to various governmental regulations, laws and orders, including a 20 year consent order with the U.S. Federal Trade Commission (FTC), compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.
•Current and future litigation, investigations or other actions against us could be costly and time consuming to defend.
•If we experience changes in tax laws or adverse outcomes resulting from examination of our tax returns, it could have a material adverse effect on our business, financial condition and results of operations.

Financial Risks

•We have a substantial amount of goodwill and other intangible assets, and an economic downturn could adversely impact the valuation of these assets, resulting in impairment charges that could have a material adverse effect on our results of operations.
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

Risks Related to Our Company Structure

•Our Investor Consortium continues to hold significant ownership stakes in our common stock, which can significantly influence our business/affairs and may have conflicts of interest with us in the future.
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

General Risks

•Unfavorable global economic conditions or geopolitical events giving rise to economic uncertainty could have a material adverse effect on our business, financial condition and results of operations.
•When we engage in acquisitions, investments in new businesses or divestitures of existing businesses, including a change of control event, we will face risks that could have a material adverse effect on our business, financial condition and results of operations.
•Our business and operations are exposed to risks arising from developments and trends associated with climate change and ESG, including risks associated with our own reporting.
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

Operational Risks

Our ability to implement and execute our strategic plans may not be successful and, accordingly, we may not be successful in achieving our goals, which could have a material adverse effect on our business, financial condition and results of operations.

Our board and management team have developed a long-term strategy and operational plans for growing our business, including developing innovative products, simplifying and scaling technology, expanding and enhancing data and optimizing our client services. If the development or implementation of our plans are not successful, we may not achieve the expected sales upon which we have estimated revenue, margins, earnings or synergies that we expect, including offsetting the impact of adverse economic conditions that may exist currently or develop in the future. We may also face delays or difficulties in implementing technological, organizational and operational improvements, including our plans to leverage our data insights to develop innovative products and utilize existing data architecture to generate high contribution incremental revenue streams, which could adversely affect our ability to successfully compete. In addition, the costs associated with implementing such plans may be more than anticipated and we may not have sufficient financial resources to fund all of the desired or necessary investments required in connection with our plans. The execution of our long-term strategy and operating plans may also be dependent on external factors that we cannot control. In addition, these strategic and operational plans need to be continually reassessed to meet the challenges and needs of our business in order for us to remain competitive. The failure to implement and execute our strategic and operating plans in a timely manner or at all, realize or maintain the cost savings or other benefits or improvements associated with such plans, have financial resources to fund the costs associated with such plans or incur costs in excess of anticipated amounts, or sufficiently assess and reassess these plans could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, our ability to increase revenue depends, in large part, on our ability to retain and enhance existing client relationships and increase the number of solutions our clients buy from us. Our ability to increase sales to existing clients depends on the quality of our data and solutions, clients’ satisfaction with our solutions and their desire for additional solutions.

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

We believe that our D-U-N-S Number and our ability to link our data together with this unique identifier provides us with a strategic advantage by allowing for a global, end-to-end assessment of businesses throughout the world. However, some of our competitors and clients utilize their own unique identifiers, and clients have and may continue to adopt alternative standards to our D-U-N-S Number and stop using our solutions, in particular if regulatory requirements for alternative identifiers increase. Further, in order to ensure that we have a sufficient number of potential D-U-N-S Numbers available for future use, we are developing an alpha-numeric D-U-N-S Number system and the future implementation of this alpha-numeric system may cause our clients to incur additional cost and investment of time and resources. In addition, public and commercial sources of free or relatively inexpensive business information have become increasingly available and this trend is expected to continue. To the extent the availability of free or relatively inexpensive business information increases, the demand for some of our solutions may decrease. If more clients adopt alternative standards to the D-U-N-S Number or look to these other sources of data, or if the resources and/or expense associated with implementing an alpha-numeric D-U-N-S number causes our clients to look for an alternative or seek reimbursement of the associated expense from us, it could have a material adverse effect on our business, financial condition and results of operations.

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
•difficulties in managing and staffing international offices, including required consultation with Union and Works Councils in certain EU markets;
•increased travel, infrastructure, legal and compliance costs of multiple international locations;
•geopolitical conflicts, wars, terrorist activity, natural disasters, pandemics and other catastrophic events;
•restrictions on the import and export of technologies or doing business with sanctioned countries, individuals and/or entities;
•difficulties in enforcing contracts and collecting accounts receivable;
•longer payment cycles;
•failure to meet quality standards for outsourced work;
•unfavorable tax rules;
•political and economic conditions in foreign countries, particularly in emerging markets;
•local regulations, and new regulatory or judicial interpretations of those regulations, that could impact our data supply from foreign markets, including credit information laws, data localization and privacy and data protection laws such as the EU GDPR, UK GDPR, China DSL and PIPL, and India DPDPA;
•emerging regulations that could restrict our ability to introduce new solutions;
•compliance with the “One China” policy;
•trade relations, such as with China;
•varying business practices in foreign countries;
•reduced protection for, or increased difficulty in enforcing, intellectual property rights;
•the presence and acceptance of varying level of business corruption in international markets; and
•foreign laws and regulatory requirements affecting our business operations overseas, such as the United Kingdom Bribery Act 2010, the FCPA, and various economic sanctions regulations.

As we continue to expand internationally, our success will partially depend on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks could have a material adverse effect on our business, financial condition and results of operations.

Data security and integrity and digital resilience are critically important to our business, and cybersecurity incidents, including cyberattacks, breaches of security, unauthorized access to or disclosure of confidential information, business disruption, or the perception that confidential information is not secure, could result in a material loss of business, regulatory enforcement, substantial legal liability and/or significant harm to our reputation.

We collect, store and transmit a large amount of confidential company information on nearly 600 million total businesses as of December 31, 2024, including financial information and personal information, as well as certain consumer information and credit information. We operate in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve misconfigurations, exploitation of system or application vulnerabilities or sophisticated targeted attacks. These cyberattacks can take many forms, but they typically have one or more of the following objectives, among others:

•obtain unauthorized access to confidential or sensitive information;
•manipulate or destroy data; or
•disrupt, sabotage or degrade service on our systems.

We have experienced and expect to continue to experience numerous attempts to access our computer systems, software, networks, data, cloud environments, and other technology assets on a daily basis. The security and protection of our data is a top priority for us. We devote significant resources to maintain and regularly upgrade the wide array of physical, technical, operational, and contractual safeguards that we employ to provide security around the collection, storage, use, access and delivery of information we have in our possession. Despite our safeguards, such as physical security, implementation of technical controls and contractual precautions to identify, detect and prevent the unauthorized access to and alteration and disclosure of our data, we cannot be certain that third party systems that have access to our systems will not be compromised or disrupted in the future, whether as a result of criminal conduct or other advanced, deliberate attacks by malicious actors, including hackers, nation states and criminals, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. Due to the sensitive and comprehensive nature and significant volume of the information we collect, process, store and transmit, it is not unusual for efforts to occur (coordinated or otherwise) by unauthorized persons to attempt to obtain access to our systems or data, or to inhibit our ability to deliver products or services to a consumer or a business client.

We must continually monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, viruses, malware, and other events that could have a security impact. The preventive actions we take to address cybersecurity risk, including protection of our systems, networks, and cloud environments may be insufficient to repel or mitigate the effects of cyberattacks as it may not always be possible to anticipate, detect or recognize threats to our systems, or to implement effective preventive measures against all cybersecurity risks. This is because, among other things:

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

We may not be able to immediately address the consequences of a cybersecurity incident because a successful breach of our computer systems, software, networks, cloud environments, or other technology assets could occur and persist for an extended period of time before being detected due to, among other things:

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

While we have established incident and breach response processes, the extent of a particular cybersecurity incident and the steps that we may need to take to investigate it may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the incident is known. While such an investigation is ongoing, we may not necessarily know the extent of the impact, harm, or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, any or all of which could further increase the costs and consequences of a cybersecurity or data incident.

Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that data or systems subject to such laws are subject to an occurrence, or a series of a related occurrences, that adversely affects the confidentiality, integrity, or availability of such a system or data residing therein, or leads to the accidental or unlawful destruction, loss, alteration, unauthorized access, or disclosure of such data. Additional regulations regarding the use, access, accuracy and security of such data are possible. In the United States, we are subject to laws that provide for at least 50 disparate notification regimes. In Europe, we are subject to reporting breaches across the EU and other European markets in which we operate, and we also have additional obligations extended to us contractually from our customers who are subject to additional sectoral laws. We also are subject to additional notification regimes in Asia. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

If we are unable to protect our computer systems, software, networks, data, cloud environments, and other technology assets it could have a material adverse effect on our business, financial condition and results of operations.

A failure in the integrity of our data, models, or the systems upon which we rely could harm our brand and result in a loss of sales and an increase in legal claims.

The reliability of our solutions is dependent upon the integrity of the data in our global datastores as well as our models, including scores and other analytics. We utilize single source providers in certain countries to support the needs of our clients globally and rely on members of our WWN to provide local data in certain countries. A failure in the integrity of our datastores and models, or an inability to ensure that our usage and processing of data is consistent with legal and regulatory obligations, including any terms or restrictions on such use, whether inadvertently or through the actions of a third party, could harm us by exposing us to client or third-party claims or by causing a loss of client confidence in our solutions. For example, we license data from third parties for inclusion in the data solutions that we sell to our clients, and while we have guidelines and quality control requirements in place, we do not have absolute control over such third parties’ data collection and compliance practices. We may experience an increase in risks to the integrity of our datastores as we acquire content through the acquisition of companies with existing databases that may not be of the same quality or integrity as our existing datastores.

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

Our ability to provide reliable service largely depends on our ability to maintain the efficient and uninterrupted operation of our computer network, systems, cloud environments and data centers, some of which have been outsourced to third-party providers who are increasingly reliant on cloud-based service providers to deliver their services. In addition, we generate a significant amount of our revenues through channels that are dependent on links to telecommunications providers. Our systems, personnel and operations could be exposed to damage or interruption from fire, natural disasters, power loss, war, terrorist acts, civil disobedience, telecommunication failures, viruses or malware, DDoS attacks or human error. We may not have sufficient redundant operations to cover a loss or failure of our systems in a timely manner. Any significant interruption could have a material adverse effect on our business, financial condition and results of operations.

We could lose our access to data sources or ability to transfer or export data across the data system in markets where we operate, which could prevent us from continuing to provide our solutions or to develop new solutions in response to market opportunities.

Our solutions depend extensively upon continued access to and receipt of data from external sources, including data received from clients, strategic partners and various government and public records repositories. In some cases, we compete with our data providers. Our data providers could stop providing data, restrict the scope of data to which we have access, provide untimely data or increase the costs for their data for a variety of reasons, including changing regulatory requirements, judicial decisions, a perception that our systems are unsecure as a result of data security incidents, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. European regulators and the European Commission have adopted prescriptive measures for assessing and demonstrating that all cross-border data transfers comply with the Court of Justice of the European Union ruling in Case 311/18 Data Protection Commission v Facebook Ireland and Maximillian Schrems (Schrems II), which has increased the scrutiny data exporters must apply in evaluating and implementing supplemental safeguards. China adopted its own restrictions on cross-border data transfers under its new DSL and PIPL data compliance laws, and additional supplemental measures in China requiring prior authorization for certain data transfers as well as regulatory enforcement decisions and opinions have been adopted pursuant to these laws. In 2024, the U.S. adopted its own version of data export controls under Executive Order 14117 and associated regulations promulgated thereunder as well as the Protecting Americans’ Data from Foreign Adversaries Act (PADFAA). Other countries have adopted or may adopt similar measures restricting or placing additional regulatory burdens on cross-border data transfers. As a result, we have become and may become subject to further increased restrictions or mandates on the collection, disclosure or use, transfer or export of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data or otherwise cannot be transferred out of the country where it has been collected. We may not be successful in maintaining our relationships with these external data source providers or be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we may not be able to obtain data from alternative sources if our current sources become unavailable. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our ability to provide solutions could be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, due to data transfer restrictions, existing and prospective clients may be reluctant to acquire or use data that is subject to these restrictions, and we may be limited in our ability to provide solutions to customers across markets, which may impede our growth.

We use software and service providers, including network and cloud providers in our business and if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change it could have a material adverse effect on our business, financial condition and results of operations.

Our ability to provide solutions to our clients requires that we work with certain third party providers, including software and service providers and network and cloud providers, and depends on such third parties meeting our expectations in both timeliness, quality, quantity and economics. Our third party providers may be unable to meet such expectations due to a number of factors. We might incur significant additional liabilities if the services provided by these third parties do not meet our expectations, if they terminate or refuse to renew their relationships with us or if they were to offer their services to us on less advantageous terms. Although alternative providers may be available to us, we may incur significant expense and research and development efforts to deploy any alternative providers. In addition, while there are backup systems in many of our operating facilities, if these third party providers experience an outage, disruption or cybersecurity incident, we may experience reputational damage, incur liability or experience an extended outage of network services supplied by these vendors or providers that could impair our ability to deliver our solutions, which could have a material adverse effect on our business, financial condition and results of operations.

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

Further, we derive a portion of our revenue from direct and indirect sales to U.S., state, local and foreign governments and their respective agencies and our competitors are increasingly targeting such governmental agencies as potential clients. Such government contracts are subject to various procurement or other laws and regulations, as well as contractual provisions, and violations could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension of future government contracting. In addition, these entities may require license terms to which we are unwilling to agree to (e.g., open data rights). As such, we may lose government clients to our competitors, our government contracts may be terminated or not be renewed or we may be suspended from government work or the ability to compete for new contracts.

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

An important focus of our business is to identify business partners who can enhance our solutions and/or market reach and enable us to develop solutions that differentiate us from our competitors. We have entered into alliance agreements or license agreements with respect to certain aspects of our datasets and solutions and may enter into similar agreements in the future. These arrangements may require us to restrict our use of certain of our solutions among certain client industries, or to grant licenses on terms that ultimately may prove to be unfavorable to us, either of which could have a material adverse effect on our business, financial condition or results of operations. We may enter into agreements with our alliance agreement partners that call for contractual minimum payments to be paid by us or them regardless of whether the product or service is used. Relationships with our alliance agreement partners may include risks due to incomplete information regarding the marketplace and commercial strategies of such partners and may be contingent upon development of products and services that may not be successful. Our alliance agreements or other licensing agreements may be the subject of contractual disputes. If we or our alliance agreements’ partners are not successful in maintaining or commercializing the alliance agreements’ solutions, if we enter into a contract but do not fully utilize the product or services for which we have committed, or if our alliance agreement partners do not develop the expected solution or do not achieve the expected sales upon which we have estimated revenue, such commercial failure could have a material adverse effect on our business, financial condition and results of operations.

In addition, a significant strategy for our international expansion is to establish operations through strategic alliances or joint ventures, including through our WWN. These arrangements may not be successful and our relationships with our partners may not be mutually beneficial. For example, some of our WWN alliances may limit our ability to expand our international operations if one of our WWN alliances already covers a particular geography. In addition, the terms of such relationships may restrict us from doing business in certain territories other than through such alliances or ventures, and there may be restrictions on our ability to terminate such arrangements quickly if they no longer prove beneficial to us. Moreover, our ownership in and control of our foreign investments may be limited by local law. If these relationships cannot be established or maintained, it could have a material adverse effect on our business, financial condition and results of operations.

We may face risks associated with our use of certain artificial intelligence systems and machine learning modules or the use of our data in other artificial intelligence systems that we do not control.

We use artificial intelligence and machine learning models, including large language models, in the development of some of our products and solutions. The models that we use are developed, tuned and trained using various data sets, including public and proprietary data. If the model or the AI systems into which they are incorporated are incorrectly designed, the data we use to tune or train them is incomplete, inadequate, drift over time, or are biased in some way, or if we do not have or retain sufficient rights to use the data on which our models and AI systems rely, the performance of our products and business, as well as our reputation, could suffer. We could incur liability through the violation of laws and regulations, third-party privacy, intellectual property or other rights, or contracts to which we are a party. In addition, these risks include the possibility of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer and other end use perceptions as to artificial intelligence, or other complications that could have a material adverse effect on our business, financial condition and results of operations. In particular, our use of artificial intelligence in credit decisioning could be deemed higher risk under various regulatory regimes and lead to enhanced security.

We place restrictions in our customer and supplier licensing agreements on the use of our data in artificial intelligence systems and machine learning models we do not control. If these contractual restrictions are not honored by our customers and suppliers, our data may be misused and our intellectual property and other proprietary rights or the privacy rights of third parties may be violated, and we may incur liability or a reduction in our ability to compete.

Legal and Regulatory Risks

We may be unable to protect our intellectual property adequately or cost-effectively, which may cause us to lose market share or force us to reduce our prices. We also rely on trade secrets and other forms of unpatented intellectual property that may be difficult to protect.

Our success depends, in part, on our ability to protect and preserve the proprietary aspects of our technology and solutions such as our proprietary software and databases. If we are unable to protect our intellectual property, including trade secrets and other unpatented intellectual property, our competitors could use our intellectual property to market and deliver similar solutions, decreasing the demand for our solutions. We rely on the patent, copyright, trademark, trade secret and other intellectual property laws of the United States and other countries, as well as contractual restrictions, such as nondisclosure agreements and license limitations, to protect and control access to our proprietary intellectual property and proprietary information. These measures afford limited protection, however, particularly with respect to protection of databases may be inadequate. Moreover, much of the data contained in our databases is not proprietary to us. We may be unable to prevent third parties from using our proprietary assets without our authorization or from breaching any contractual restrictions with us. Enforcing our intellectual property or contractual rights could be costly, time-consuming, distracting and harmful to significant business relationships. Claims that a third party illegally obtained and is using trade secrets can be difficult to prove, and courts outside the United States may be less willing to protect trade secrets or other intellectual property rights. Additionally, others may independently develop non-infringing technologies that are similar or superior to ours and may be able to independently build competitive databases. Any significant failure or inability to adequately protect and control our proprietary assets may harm our business and reduce our ability to compete.

We may face claims for intellectual property infringement, which could subject us to monetary damages or limit us in using some of our technologies or providing certain solutions.

There has been substantial litigation in the United States regarding intellectual property rights in the information technology industry, including infringement litigation in connection with use of artificial intelligence. We may face claims that we infringe on the intellectual property rights of third parties, including the intellectual property rights of third parties in other countries, which could result in a liability to us. In the event that claims are asserted against us, we may be required to obtain licenses from third parties (if available on acceptable terms or at all). Any such claims, regardless of merit, could be time consuming and expensive to litigate or settle, divert the attention of management and materially disrupt the conduct of our business, and we may not prevail. Intellectual property infringement claims against us could subject us to liability for damages and restrict us from providing solutions or require changes to certain solutions. Although our policy is to obtain licenses or other rights where necessary, we may not have obtained all required licenses or rights. With respect to patents, applications in the United States and some foreign countries are not always publicly disclosed until 18 months following submission of the patent application, and we may therefore not be aware of currently filed patent applications that relate to our solutions or processes. If patents are later issued on these applications, we may be liable for infringement. If a successful claim of infringement is brought against us and we fail to develop non-infringing solutions, or to obtain licenses on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various and a rapidly increasing number of governmental regulations, laws and orders, including a 20-year consent order with the U.S. Federal Trade Commission (FTC), compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.

We are subject to an increasing number of government regulations affecting our collection, processing, and sale of our data-driven solutions, including but not limited to the FTC Act and the CCPA, as amended by the CPRA, existing and expected rules and regulations in nearly half of the U.S. states governing the collection, processing and protection of data, privacy rights, data security breach notification and related matters, the GDPR and certain credit information laws and permits as well as constitutional requirements in the European Union, the Cyber Security Law, DSL, and PIPL, and new AI regulations in the U.S., EU, and China, new data export laws and regulations in the U.S., including PADFAA, and various other international, federal, state and local laws and regulations. See “Business—Regulatory Matters” in Item 1 for a description of select regulatory regimes to which we are subject.

These laws and regulations, which generally are designed to protect information relating to individuals and small businesses, the data rights of individuals, in certain cases - national security, and to prevent the unauthorized collection, access to and use of personal or confidential information available in the marketplace and prohibit certain deceptive and unfair acts, are complex and have not only tended to become more stringent over time, but have begun to accelerate in their adoption and applicability to our business. Further, new laws and regulations are likely to be enacted and existing laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. New and amended data protection, privacy, credit, data security, artificial intelligence, economic sanctions, export control, and ESG legislation, such as the new EU ESG Ratings Regulation adopted in 2024, that may impact Dun & Bradstreet has also been proposed, and begun to be adopted, in the U.S., European Union, China, India and other international markets. We incur significant expenses in our effort to ensure compliance with these laws, and those expenses may increase as new laws or regulations are enacted or the interpretation and application of existing laws and regulations change.

On September 21, 2021, we agreed to enter into an Agreement Containing Consent Order (the “FTC Consent Order”) subject to acceptance by the FTC, the approval of which was finalized on April 6, 2022. The FTC Consent Order requires that we undertake specific compliance practices, recordkeeping, monitoring and reporting during its term, which ends on April 6, 2042. Our compliance with the FTC Consent Order may cause us to incur significant expenses or to reduce the availability or effectiveness of our solutions. Failure to comply with the FTC Consent Order could subject us to civil or criminal penalties or other liabilities.

As required by the Consent Order, the Company has provided regular reporting to the FTC regarding its compliance with the Consent Order and timely complied with and responded to all FTC requests for information. In November 2024, the FTC sent the Company notice regarding alleged violations of the Consent Order and a potential FTC enforcement action. The Company is discussing a potential resolution of the matter with the FTC.

On March 17, 2023, along with four other industry peers, we were served by the FTC with an Order under Section 6(b) of the FTC Act (the “6(b) Order”), which authorizes the FTC to conduct wide-ranging studies that do not have a specific law enforcement purpose, in connection with the FTC’s inquiry into the small business credit reporting industry. Certain requirements of the 6(b) Order relate to subject matter similar to the scope of the FTC Consent Order. The FTC’s 6(b) inquiry is expected to examine various aspects of the collection, processing, and quality of information concerning small businesses for purposes of business credit reports and other business risk solutions, as well as the marketing and commercial practices related to such solutions, and various related matters. At this time, it is unclear what action, if any, the FTC may take with respect to its findings from its inquiry. It is possible that the FTC’s findings could result in FTC rule making or other action that may impact our business.

Some new U.S. state laws are intended to provide consumers (including sole proprietors) with greater transparency and control over their personal data as well as to provide additional obligations and duties for businesses. These laws place requirements on a broad scope of data sales and processing, which are likely to affect our business. Additionally, the duties and obligations for data handling, time sensitive privacy rights management, assessments, contracts, and similar requirements are expected to create more operational burdens on our business. We anticipate that additional state and/or federal legislation in the U.S. relating to these matters will be enacted in the future and that our operations will need to continue to evolve to accommodate unique considerations across jurisdictions.

The following legal and regulatory developments also could have a material adverse effect on our business, financial condition or results of operations:

•changes in cultural and consumer attitudes in favor of further restrictions on information collection use and transfer, which may lead to regulations that prevent full utilization of our solutions and impair our ability to transfer data across borders;
•failure of data suppliers, third party processors, or clients to comply with laws or regulations, where mutual compliance is required or where our ability to comply is dependent on the compliance of those parties;
•failure of our solutions to comply with current laws and regulations or the requirements of the FTC Consent Order; and
•failure to adapt our solutions to changes in the regulatory environment in an efficient, cost-effective manner. This would include the failure to modify existing solutions, or new solutions created internally or acquired through mergers, to comply with existing or evolving legal requirements.

Changes in applicable legislation or regulations that restrict or dictate how we collect, maintain, combine and disseminate information could have a material adverse effect on our business, financial condition or results of operations. In the future, we may be subject to significant additional expense to ensure continued compliance with applicable laws and regulations and the FTC Consent Order and to investigate, defend or remedy actual or alleged violations. Moreover, our compliance with privacy and other data laws and regulations and our reputation depend in part on our clients’ and business partners’ adherence to such laws and regulations and their use of our solutions in ways consistent with client expectations and regulatory requirements. Businesses today are under intense scrutiny to comply with an ever-expanding and evolving set of data regulatory requirements, which can vary by geography and industry served. As such, performing adequate diligence on clients and suppliers can be cumbersome and dampen the pace of their business expansion or leave a business exposed to fines and penalties. Further, certain of the laws and regulations governing our business are subject to interpretation by judges, juries and administrative entities, creating substantial uncertainty for our business. We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business.

Current and future litigation, investigations or other actions against us could be costly and time consuming to defend.

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes, defamation claims by subjects of our reporting and employment claims made by our current or former employees. We also may be subject to regulatory inquiries, investigations or other proceedings by U.S. and foreign government regulators based on the increasing number of laws and regulations applicable to our business, such as those related to the 6(b) Order or the civil investigative demand that gave rise to the FTC Consent Order as well as compliant or risk-based inquiries from supervisory authorities in the U.K., EU and China.

We may incur material costs and expenses in connection with any inquiries, investigations, claims or other proceedings, including but not limited to fines or penalties and legal costs, or we may be subject to other remedies including those that may require changes to the way we operate our businesses or may otherwise cause management distraction or reputational harm, any of which could have a material adverse effect on our business, financial condition and results of operations. Insurance may not be available or sufficient to cover any loss or expense relating to any such investigations and claims or may not continue to be available on terms acceptable to us.

If we experience changes in tax laws or adverse outcomes resulting from examination of our tax returns, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to federal, state and local income and other taxes in the United States and in foreign jurisdictions. From time to time U.S. federal, state, local and foreign governments make substantive changes to tax rules and the application thereof, which could result in materially different corporate taxes than would be incurred under existing tax law or interpretation and could adversely impact profitability. Governments have strengthened their efforts to increase revenues through changes in tax law, including laws regarding transfer pricing, economic presence and apportionment to determine the tax base. The Organization for Economic Co-operation and Development (“OECD”) introduced Global Anti-Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules with four new taxing mechanisms under which multi-national entities would pay a minimum level of tax. Numerous countries, including European Union member states, have enacted legislation effective January 1, 2024, with general implementation of a global minimum tax by January 1, 2025, which could adversely affect our effective tax rate.

Consequently, significant judgment is required in determining our worldwide provision for income taxes. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities in the United States and in foreign jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes and reserves for other taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in tax laws, or challenges from tax authorities under existing tax laws could have a material adverse effect on our business, financial condition and results of operations.

Financial Risks

We have a substantial amount of goodwill and other intangible assets, and an economic downturn could adversely impact the valuation of these assets resulting in impairment charges that could have a material adverse effect on our results of operations.

Goodwill and other indefinite-lived intangible assets are assessed for possible impairment on an annual basis and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and property, plant and equipment for impairment if there are indicators of a possible impairment.

There is significant judgment required in the analysis of a potential impairment of goodwill, other intangible assets and property, plant and equipment. Change of circumstances in the future could indicate that the carrying amounts of these assets may not be recoverable. Indicators of potential impairment include, but are not limited to, deteriorating market conditions due to economic slowdown in one or more of the markets in which we operate, significant underperformance relative to historical or projected results of operations, a sustained decrease in our market capitalization below our net book value and negative industry trends. These indicators and events could lead to lower estimated fair value of one or more of our intangible and long-lived assets, which could lead to a material impairment charge that could have a material adverse effect on results of operations.

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

We have a substantial amount of indebtedness, which requires significant interest and principal payments. As of December 31, 2024, we had $3,550.4 million in total indebtedness outstanding, consisting of borrowings from our revolving credit facility, term loan borrowings under our senior secured credit facilities ("Senior Secured Credit Facilities") and our senior secured and unsecured notes. In addition, subject to the limitations contained in the credit agreements governing our Senior Secured Credit Facilities and the indenture governing our unsecured notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our high level of debt could increase. This substantial amount of indebtedness could have important consequences to us, including the following:

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
•our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of indebtedness and the restrictive covenants in our credit agreements and indenture;
•our ability to borrow additional funds or to refinance indebtedness may be limited; and
•it may cause potential or existing clients or vendors to not contract with us due to concerns over our ability to meet our financial obligations.

For additional information on our indebtedness, see Note 13 to the consolidated financial statements.

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

Our ability to make scheduled payments on and to refinance our indebtedness, depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors and reimbursement actions of governmental and commercial payors, all of which are beyond our control, including the availability of financing in the international banking and capital markets. Lower net revenues before provision for credit loss, or higher provision for credit losses, generally will reduce our cash flow. We may not generate sufficient cash flow from operations, realize anticipated cost savings and operating improvements or be able to borrow sufficient funds to service or refinance our indebtedness or fund our other liquidity needs.

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

Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, it could have a material adverse effect on our business, financial condition and results of operations. For additional information on our indebtedness, see Note 13 to the consolidated financial statements.

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

Risks Related to Our Company Structure

Our Investor Consortium continues to hold significant ownership stakes in our common stock, which can significantly influence our business/affairs and may have conflicts of interest with us in the future.

Cannae held 15.6% of our common stock and the Investor Consortium collectively held 26.2% of our common stock as of February 14, 2025. As a result, the members of the Investor Consortium have the ability to significantly influence matters that require the approval of our stockholders, including the election of directors, mergers and takeover offers, regardless of whether others believe that approval of those matters is in our best interests.

In addition, the members of the Investor Consortium are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Members of the Investor

Consortium may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as members of the Investor Consortium, or funds controlled by or associated with members of the Investor Consortium, continue to own a significant amount of the outstanding shares of our common stock, the Investor Consortium will continue to be able to influence us. Our amended and restated certificate of incorporation provides that none of the members of the Investor Consortium or any of their affiliates will have any duty to refrain from (i) engaging in a corporate opportunity in the same or similar lines of business in which we or our affiliates now engage or propose to engage or (ii) otherwise competing with us or our affiliates.

We are party to a variety of related party agreements and relationships with our Investor Consortium or their affiliates. In addition, our Executive Chairman Mr. Foley serves as Chief Executive Officer, Chief Investment Officer and Chairman of the board of directors of Cannae. Messrs. Hagerty and Rao are Managing Directors of THL, and Mr. Chu is Managing Partner at CC Capital.

As a result of the foregoing, there may be circumstances where Mr. Foley and certain of our other directors may be subject to conflicts of interest with respect to, among other things: (i) our ongoing or future relationships with members or affiliates of the Investor Consortium, including any related party agreements; (ii) the quality, pricing and other terms associated with services that we provide to members or affiliates of the Investor Consortium, or that they provide to us, under related party agreements that we may have now or in the future; (iii) business opportunities arising for any of us, members or affiliates of the Investor Consortium; and (iv) conflicts of time with respect to matters potentially or actually involving or affecting us.

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

As of February 14, 2025, our Investor Consortium collectively held 26.2% of our voting power of our common stock. We have entered into a registration rights agreement with our Investor Consortium. Under the registration rights agreement, our Investor Consortium has the right to demand that we register shares of common stock held by them under the Securities Act as well as piggyback registration rights that we include any such shares of common stock in any registration statement that we file with the SEC, subject to certain exceptions. If the shares of common stock held by our Investor Consortium are registered for resale pursuant to the registration rights agreement or otherwise sold in the public market pursuant to Rule 144 under the Securities Act, they will be freely tradeable when sold thereunder. In the event such registration rights are exercised or a large number of shares are sold in the public market, our share price could drop significantly. These sales, or the possibility that these sales may occur, might also make it more difficult for us to raise capital through the sale of equity securities at a time and at a price that we deem appropriate.

Our ability to pay dividends to our stockholders is restricted by applicable laws and regulations and requirements under the agreements governing our indebtedness.
Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its sole discretion, may declare out of funds legally available for such payments. While we currently pay dividends and our dividend policy anticipates the payment of quarterly dividends in the future, our board of directors may change or eliminate the payment of future dividends to our common stockholders at its discretion, without notice to our stockholders.
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

General risks

Unfavorable global economic conditions or geopolitical events giving rise to economic uncertainty could have a material adverse effect on our business, financial condition and results of operations.

Our business is impacted by general economic conditions and trends and geopolitical events in the United States and abroad. Our largest clients, and therefore our business and revenues, depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation and employment levels. In addition, a significant amount of our revenues are concentrated among certain clients and in distinct geographic regions, particularly in the United States. Our solutions are also concentrated by varying degrees across different industries, particularly financial services, technology, communications, government, retail, transportation and manufacturing. Our client base suffers when financial markets experience volatility, illiquidity and disruption, which has occurred in the past and could reoccur in the future. Accordingly, we may have difficulty collecting payment from some clients on a timely basis or at all, and we may see higher rates of bankruptcies, restructurings, dissolutions and similar events among our client base.

We carefully monitor evolving situations related to or impacting global economic conditions and geopolitical risks, such as geopolitical conflicts like those in the Middle East and between Russia and Ukraine, terrorist activity, natural disasters, pandemics and other catastrophic events, and their impact on our business. Our exposure to the conflicts and wars in the Middle

East and Russia/Ukraine has been primarily limited to our relationship with the Worldwide Network alliances in those regions, which is immaterial. However, an escalation of a conflict or implementation or expansion of sanctions could further disrupt global supply chains, broaden inflationary costs, and have a material adverse effect on our customers, vendors and financial markets. While our financial performance has not been impacted materially by these events, the broader implications of these or other macro events on our business are difficult to predict and depend on, among many factors, their ultimate impact to our customers, vendors, and the financial markets.

The potential for increased and continuing disruptions going forward presents considerable risks to our business and revenue. Disruptions and changes in the economy triggered by these types of events have resulted, and may continue to result in, fluctuations in volumes, pricing and operating margins for our solutions. These types of disruptions could lead to a decline in client demand for our solutions and could have a material adverse effect on our business, financial condition and results of operations. Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, such as with current inflation related to domestic and global supply chain issues, could adversely affect our revenues and, at the same time increase our costs.

When we engage in acquisitions, investments in new businesses or divestitures of existing businesses, including a change of control event, we will face risks that could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions are part of our growth strategy. We may acquire or make investments in businesses that offer new or complementary solutions and technologies. Although we seek to complete acquisitions on terms that are acceptable to the business, all terms may not be favorable to us and acquired assets, data or businesses may not be successfully integrated into our operations. Any acquisitions or investments will include risks commonly encountered in acquisitions of businesses, including:

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

Any divestitures, including a change of control event, will be accompanied by the risks commonly encountered in the sale of businesses, which may include:

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

Our business and operations are exposed to risks arising from developments and trends associated with climate change and ESG, including risks associated with our own reporting.

Various meteorological phenomena and extreme weather events (including, but not limited to, storms, flooding, drought, wildfire, and extreme temperatures) may disrupt our operations or those of our suppliers and require us to incur additional operating or capital expenditures or otherwise adversely impact our business, financial condition, or results of operations. Additionally, certain investors and regulators are placing increasing scrutiny on ESG matters. For example, the EU’s Corporate

Sustainability Reporting Directive (“CSRD”) was finalized in December 2022 and requires detailed reporting relating to ESG topics. We expect to be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. This increased focus on ESG reporting may result in increased costs, changes in demand, enhanced compliance or disclosure obligations, increased legal exposure or other adverse impacts on our business, financial condition or results of operations. Further, our reporting on ESG data and targets or goals we may set in the future, including any targets or goals we may set with regard to Green House Gas emissions reduction, are based on certain assumptions, estimates and third-party data, and we may not meet such targets or goals on our established timeline or at all. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Our disclosures on these matters, a failure to satisfy evolving regulatory requirements or stakeholder expectations for ESG practices and reporting, or a failure to meet any commitments or targets we may set on our established timeline may potentially harm our reputation and impact relationships with customers or investors.

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

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Form 10-K relating to the size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasted in this Form 10-K, our business could fail to grow at similar rates, if at all. For more information regarding the estimates of market opportunity and the forecasts of market growth included in this 10-K, see Item 1.—"Business—Our Market Opportunity."

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
•general domestic and global economic, market and political conditions and events impacting the same, including geopolitical conflicts like those in the Middle East and between Russia and Ukraine, terrorist activity, natural disasters, pandemics and other catastrophic events; and
•other developments affecting us, our industry or our competitors.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

At Dun & Bradstreet, we are committed to identifying, categorizing, evaluating, managing, and mitigating risks related to our data, technology, and operations through our enterprise risk management (“ERM”) program, our cybersecurity (“Cyber”) program, and our compliance and ethics (“C&E”) program. Our ERM, Cyber, and C&E programs continuously coordinate on vulnerability, threat, and risk monitoring and periodic reporting to provide a comprehensive view of evolving cybersecurity risks. Through these programs, we evaluate risks at various levels ranging from systems, applications, processes, products, and analytics, to incidents, and macro and aggregate risks in the environment and ecosystems in which we operate. We also utilize this risk-based approach to assess, identify and manage risks from cybersecurity threats associated with third parties with whom we do business, including those that provide services, systems, and data processing. We apply consistent methodologies to evaluate inherent and residual risk levels to identify and prioritize management of our highest risks, including material cybersecurity risks.

We utilize our risk management processes to prioritize our annual Cyber workplans, including monitoring and internal audit and external assurance reviews, such as our SOC 2, Type 2 Independent Service Auditor's Report on controls relevant to security, availability, and confidentiality, and our participation in the TRUSTe Data Privacy Framework verification program. We have engaged an industry-leading cybersecurity firm to conduct a cyber threat profile that addresses not only our immediate environment, but also the broader cyber threat landscape and threat actors that may be targeting our industry or the geographic locations in which we operate. We actively participate in several global and regional trade and policy associations, think tanks, and professional organizations related to cybersecurity, information policy, privacy, and artificial intelligence to maintain timely insights on rapidly evolving cybersecurity and data risks affecting our business.

We take a holistic approach to identification, mitigation and management of cybersecurity and data risks through governance and compliance processes integrated across our Cyber program and our C&E program. These processes include integrated policies, risk assessments, impact assessments, third party reviews and monitoring, incident response, and external certification programs such as ISO 27001: Information Security Management Systems, ISO 27701: Privacy Information Management Systems, APEC Cross-Border Privacy Rules System and TRUSTe Responsible AI. We recognize that our first line of defense is our employees and we incorporate cybersecurity awareness education in our annual Code of Conduct and Ethics training program to ensure our employees understand their roles in safeguarding against potential cyber threats.

We have established an Enterprise Risk Committee, which is led by our Chief Risk Officer and includes our executive management team, our Chief Cybersecurity and Technology Risk Officer, our Chief Ethics and Compliance Officer, and our Head of Internal Audit, for the purpose of monitoring the Company's identification, assessment, mitigation and management of enterprise risks, including cybersecurity risks. Our Chief Risk Officer, Chief Cybersecurity and Technology Risk Officer and Chief Ethics and Compliance Officer each report to the Enterprise Risk Committee on relevant cyber and data risks, controls, and progress against action plans on at least a quarterly basis, and work in coordination with cross-functional teams to oversee our information security strategy and work collaboratively with business leaders across the organization to assess, identify, and manage risks from cybersecurity threats, and to address cybersecurity incidents globally when they arise. We have established a Cybersecurity Sub-Committee of the Enterprise Risk Committee to regularly review cybersecurity developments.

With respect to incident response, we maintain a global incident and breach response program coordinated by our Chief Cybersecurity and Technology Risk Officer and our Chief Ethics and Compliance Officer. Our incident and breach response program follows requirements of applicable laws and recognized frameworks, such as those established by ISO and the U.S. National Institute of Standards and Technology, and applies a risk-based approach across six phases comprised of (i) preparation, (ii) detection, (iii) reporting and escalation, (iv) analysis and evaluation, (v) response, and (vi) post-incident activities.

Our ERM program is led by our Chief Risk Officer, who reports to our Chief Executive Officer. Our Cyber program is led by our Chief Cybersecurity and Technology Risk Officer, who reports to our Chief Technology Officer. Our C&E program is led by our Chief Ethics and Compliance Officer, who also serves as our chief data protection officer and reports to our Chief Legal Officer. The collective relevant cybersecurity experience and expertise of the persons holding the positions of Chief Risk Officer, Chief Cybersecurity and Technology Risk Officer, and Chief Ethics and Compliance Officer is over 75 years, and includes multiple information security and privacy professional certifications, and various pan-industry leadership roles related to cybersecurity and data risks.

Our board of directors oversees risk directly and through its committees. Our audit committee is responsible for oversight of our policies and practices with respect to risk assessment and risk management including our cybersecurity and ERM programs. At each regular meeting of the audit committee of our board of directors, our Chief Risk Officer, Chief Cybersecurity and Technology Risk Officer and Chief Ethics and Compliance Officer each report on risks, controls, and risk mitigation actions to address existing and emerging cybersecurity and data risks, any incidents, and progress against the Company’s cybersecurity strategic roadmap. The audit committee provides guidance and feedback to management on areas of focus to continuously improve the programs and to mitigate our evolving risks. Our audit committee chairman reports on these discussions and other matters to our board of directors on a quarterly basis.

We do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our overall business strategy, results of operations, or financial condition over the long term. See Item "1A.— Risk Factors—Operational Risks – Data security and integrity and digital resilience are critically important to our business, and cybersecurity incidents, including cyberattacks, breaches of security, unauthorized access to or disclosure of confidential information, business disruption, or the perception that confidential information is not secure, could result in a material loss of business, regulatory enforcement, substantial legal liability and/or significant harm to our reputation." for more information about these and other risks related to information security.

Item 2. Properties

Our corporate headquarters is located in an owned premise at 5335 Gate Parkway, Jacksonville, Florida 32256. As of December 31, 2024, we lease space in 50 locations, including Center Valley, Pennsylvania, Florham Park, New Jersey, Austin, Texas, Paddington, England and Dublin, Ireland. These locations are geographically distributed worldwide to meet sales and operating needs.

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

On a regular basis we accrue reserves for these claims based on our historical experience and our ability to reasonably estimate and ascertain the probability of any liability. See Note 18 "Contingencies", to the consolidated financial statements included in Item 8 of Part II of this Report, which is incorporated by reference into this Part I, Item 3.

Environmental Matter

In March of 2011, we received a Request for Information from the Environmental Protection Agency ("EPA"), regarding our former printing facility located along the Gowanus Canal. The facility was operated by us as a printing plant between 1914 and 1966, at which time we sold it. In 2010, the adjacent Gowanus Canal was identified by the EPA as a Superfund site under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), to be cleaned and restored. On September 30, 2013, the EPA issued its Record of Decision. The EPA's cost demand to all contributors seeks recovery in two phases, the Remedial Design phase and the implementation of the Remedial Action phase. On March 24, 2014, the EPA issued a Unilateral Administrative Order ("UAO") to 27 potentially responsible parties ("PRPs"), including us, directing the PRPs to perform work at the Gowanus Canal Superfund Site. D&B denied liability, reserved rights and indicated that we will cooperate with the EPA and comply with the UAO. Following an allocation proceeding for the Remedial Design ("RD") portion of the work, in which certain PRPs participated, the allocator issued an allocation decision on February 28, 2019, in which we were allocated a 0.38% share of the cost of remediation (when accounting for non-participating parties' shares, the Company's effective allocation is 0.407%). On April 11, 2019, the EPA issued another UAO to D&B and other PRPs for certain work. D&B again denied liability, reserved rights and indicated that we will cooperate with the EPA and comply with the UAO. On January 28, 2020, EPA issued a UAO to six PRPs ordering completion of Remedial Action for the upper portions of the Canal. D&B was not included in the UAO. On November 16, 2020, EPA issued a news release increasing the estimated cost of the overall cleanup plan for the Gowanus Canal to be over $1.5 billion. However, EPA did not provide information to support this cost estimate. The Company has begun contributing to remedial action costs at its allocated share on an interim basis, subject to a true-up pending a resolution of the parties’ respective liability. On October 3, 2024, National Grid (the party assigned the largest RD allocation share) filed litigation in the Eastern District of New York against the Company along with various other parties seeking contribution from the defendants for certain costs, interest and expenses, as well as a permanent injunction. Separately, the parties have engaged in settlement discussions with National Grid. In addition, the Department of the Interior issued a Notice of Intent to Perform a Natural Resource Damage Assessment (“NRDA”) in 2015. The NRDA process is separate from, but related to, the remediation process overseen by EPA. We have accrued total liabilities of approximately $5.1 million in connection with the remediation through December 31, 2024, but the total cost or range of costs associated with this matter, including potential future costs related to natural resource damages, cannot be determined at this time.

Item 4. Mine Safety Disclosures
Not Applicable

Part II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Shares of our common stock are listed on the New York Stock Exchange ("NYSE") and trade under the symbol "DNB".
Holders of Record

As of February 14, 2025, the closing price of our common stock on the NYSE was $10.64 per share and we had 207 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividends
On February 6, 2025, a quarterly cash dividend was declared in the amount of $0.05 per share on our common stock.
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
The following table provides the share repurchase activity during the three months ended December 31, 2024:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Program	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Program (1)
(Dollar amounts in millions, except share data)
October 1 - 31, 2024	—	$—	—
November 1 - 30, 2024	—	$—	—
December 1 - 31, 2024	—	$—	—
Total	—		—	9,038,640	$112.6
(1)Based on the closing stock price of $12.46 on December 31, 2024.

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
Data provided by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright© 1980-2024.
Copyright© Standard and Poor's, Inc. Used with permission. All rights reserved.
Copyright© Russell Investments. Used with permission. All rights reserved.

	07/01/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Dun & Bradstreet Holdings, Inc.	$100	$98	$81	$49	$47	$51
S&P 500 Index	$100	$122	$156	$128	$162	$202
Russell 1000 Index	$100	$124	$157	$127	$160	$199
S&P North American Technology Sector	$100	$124	$157	$102	$164	$223

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
We leverage these differentiated capabilities to serve a broad set of clients across multiple industries and geographies. As of December 31, 2024, we had a global client base of approximately 215,000, including some of the largest companies in the world. Our data and analytics support a wide range of use cases covering nearly all industry verticals, including financial services, technology, communications, government, retail, transportation and manufacturing. In terms of our geographic footprint, we have an industry-leading presence in North America, an established presence in the United Kingdom and Ireland ("U.K."), Northern Europe (Sweden, Norway, Denmark, Finland, Estonia and Latvia), Central Europe (Germany, Austria, Switzerland and various other central and eastern European countries) (together as "Europe"), Greater China and India through our majority or wholly-owned subsidiaries and a broader global presence through our Worldwide Network alliances ("WWN alliances").
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
Factors Affecting Our Results of Operations

Impacts from Macroeconomic Conditions

Our business is impacted by general economic conditions and exposed to global market volatility and uncertainties from the evolving macroeconomic environment and ongoing effects of geopolitical conflicts, such as fluctuations in foreign currency exchange rates, changes in interest rates and inflation trends, and potential economic slowdowns. Approximately 31% of our revenues are generated from non-U.S. markets. Fluctuation of U.S. dollar exchange rates against currencies of markets where we operate, in particular the Euro, British Pound and Swedish Krona, may adversely impact our revenue and profits. See further discussion within the revenue section of the MD&A.

While the U.S. Federal Reserve bank had started to reduce interest rates as inflation eased in 2024, the pace of its future rate cuts could slow down, influenced by higher projected inflation than previously expected. Uncertainty continues to remain in the outlook for U.S. economic growth, inflation and economic exposure relating to geopolitical conflicts, including the conflicts in the Middle East and the Russian-Ukraine war, and ongoing global trade tensions. Uncertain economic conditions or an economic downturn could result in cautious commercial spending and lower discretionary spending, and consequently lower demand for our Sales & Marketing Solutions. Disruptions in the financial markets could limit the ability or willingness of our clients to extend credit to their customers or cause our clients to constrain budgets, which could adversely impact demand for our data and analytics solutions.

While our financial performance has not been impacted materially by these events, the broader implications of these macro events on our business are difficult to predict and depend on, among many factors, their ultimate impact to our customers, vendors, and the financial markets. We will remain flexible so that we can adjust to events and uncertainties while we continue to move forward.

Regulatory Requirements

In recent years, there has been an increased legislative, regulatory, and judicial focus on privacy, data protection, data security, and digital operational resilience practices and AI. Economic sanctions, export controls, and ESG are also growing areas of regulatory focus. As a result, federal, state, provincial and local governments have enacted and continue to amend various new laws, rules and regulations. In 2024, over 50 new laws and over 30 regulations were adopted that apply or will apply to Dun & Bradstreet once effective. Key examples of such legislation include the EU Artificial Intelligence Act, the EU ESG Ratings Regulation, the U.S. Executive Order (EO) 14117 - Preventing Access to Americans' Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern, and the U.S. Protecting Americans' Data from Foreign Adversaries Act (PADFAA), and seven new U.S. state consumer privacy and data protection laws. See "Business—Regulatory Matters" in Item 1.

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

On November 19, 2024, we amended our credit agreement related to the then existing 2029 Term Loan B, to reduce its interest rate by 0.50%, resulting in a margin spread of SOFR plus 2.25% per annum, with an additional 0.25% step down in the applicable margin if the Company maintains a rating of at least BB- from Standard & Poor's Investors Ratings Services and at least Ba3 from Moody's Investors Service.
See Note 13 to the consolidated financial statements for further discussion.
Stock Repurchase Program
On April 30, 2024, our Board of Directors authorized a three-year stock repurchase program, (the "2024 Stock Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through April 30, 2027. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. During the year ended December 31, 2024, we repurchased 961,360 shares of common stock for $9.3 million, net of accrued excise tax, at an average price of $9.71 per share.

Purchase of Non-Controlling Equity Interest
On November 1, 2022, we purchased the non-controlling equity interest (“NCI”) of our China operations from a third-party entity for RMB 815.4 million, of which RMB 169.1 million, or $23.2 million, was paid in November 2022 and $95.7 million was paid in 2023. We recognized a foreign exchange loss of $2.6 million associated with the payments for the year ended December 31, 2023. The transaction was accounted for as an equity transaction among shareholders, and accordingly, no gain or loss was recognized in consolidated net income or comprehensive income.

Recently Accounting Pronouncements

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

Revenue Recognition
We recognize revenue in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). Application of the various accounting principles related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex arrangements with non-standard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including whether multiple goods and services in the contract are each separate performance obligations. Other judgments include determining whether we are acting as the principal in a transaction, primarily as it relates to transactions with alliances and partners, and whether separate contracts with the same client entered into at or about the same time should be combined into a single contract. We also use judgment to assess whether it is probable we will collect the consideration to which we will be entitled in exchange for the goods or services transferred. We base our judgment on the client’s ability and intention to pay that amount of consideration when it falls due which includes an assessment of their historical payment experience, credit risk indicators and the market and economic conditions affecting the client.
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
Pension and Postretirement Benefit Obligations
Our defined-benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions. For each plan, the most significant assumptions include an expected long-term rate of return on plan assets, discount rates, mortality rates of participants and expectation of mortality improvement.
The expected long-term rate of return on the plan assets that is utilized in determining pension expense is derived based on target asset allocation as well as expected returns on asset categories of plan investments. For the U.S. Qualified Plan, our most significant pension obligation, the long-term rate of return assumption was 5.60%, 5.40% and 5.50% for 2024, 2023 and 2022, respectively. For 2025, we will use a long-term rate of return of 6.40%. The 6.40% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2024, the U.S. Qualified Plan was 41% invested in return-seeking assets and 59% invested in liability-hedging assets.
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
Mortality assumptions are used to estimate life expectancy of plan participants, determining projected pension obligations and the period over which retirement plan benefits are expected to be paid. For our U.S. plans mortality assumptions, we used PRI 2012 mortality table (“PRI-2012”) at December 31, 2024 and 2023, together with mortality improvement projection scales MP-2021. The mortality improvement projection scale was adjusted for COVID-19 factors with a declining projection scale for the remeasurement as of December 31, 2024 and 2023.

Changes in the above key assumptions for our global pension plans would have the following effects to our pension obligations at December 31, 2024 (In millions):

	Long-Term Rate of Return		Discount Rate
	25 Basis Points		25 Basis Points
	Increase	Decrease	Increase	Decrease
Increase (decrease) in pension cost	$(3.3)	$3.3	$1.2	$(1.2)
Increase (decrease) in pension obligation	$—	$—	$(29.8)	$30.9

We believe that the assumptions used are appropriate, though changes in these assumptions would affect our pension and other postretirement obligations and benefit costs.
See Note 7 to the consolidated financial statements for more information regarding costs of, and assumptions for, our pension and postretirement benefit obligations and costs.

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
Goodwill
As of December 31, 2024 and 2023, our consolidated balance sheet included goodwill of $3,409.8 million and $3,445.8 million, respectively. We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment which is a business and for which discrete financial information is available and reviewed by a segment manager. Our reporting units are Finance & Risk and Sales & Marketing within the North America segment, and the U.K., Europe, Greater China, India and our WWN alliances within the International segment.
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
For 2024, 2023 and 2022, we performed qualitative tests for each of our reporting units and the results of our tests indicated that it was not more likely than not that the goodwill in any reporting unit was impaired.
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
Our indefinite-lived intangible assets are primarily related to the Dun & Bradstreet trade name which was recognized in connection with historical merger and acquisition transactions. As a result of the impairment tests performed using qualitative approach, no impairment charges for indefinite-lived intangible assets have been recognized for the years ended December 31, 2024, 2023 and 2022.
Fair Value Measurements
Assets and liabilities are subject to fair value measurements in certain circumstances, including purchase accounting applied to assets and liabilities acquired in a business combination and long-lived assets that are written down to fair value when they are impaired. We use the acquisition method of accounting for all business combinations. This method requires us to allocate the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including intangible assets and technology acquired. The excess of the purchase consideration over the fair value of assets acquired and liabilities assumed is recorded as goodwill. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. The determination of fair value often requires us to make significant estimates and assumptions such as determining an appropriate discount rate that factors in both risk and liquidity premiums, identifying the similarities and differences in market transactions, weighting those differences accordingly and then making the appropriate adjustments to those market transactions to reflect the risks specific to the asset or liability being valued. Other significant assumptions include projecting our future cash flows related to revenues and expenses based on our business plans and outlook which can be significantly impacted by our future growth opportunities, general market environment and geographic sentiment. We may use third-party valuation consultants to assist in the determination of such estimates. See Notes 6, 7, 10 and 17 to the consolidated financial statements for further information on fair value measurements.

Income Taxes
As of December 31, 2024 and 2023, our consolidated balance sheet included non-current deferred tax liabilities of $720.9 million and $887.3 million, respectively. We are subject to income taxes in the United States and many foreign jurisdictions. In determining our consolidated provision for income taxes for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the determination of the recoverability of certain deferred tax assets and the calculation of certain tax liabilities, which arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating losses.
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
The Organization for Economic Co-operation and Development (“OECD”) introduced Global Anti-Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules with four new taxing mechanisms under which multi-national entities will pay a minimum level of tax. Numerous countries, including European Union member states, have enacted legislation effective January 1, 2024, with general implementation of a global minimum tax by January 1, 2025, which could adversely affect our effective tax rate.
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

Expenses
Cost of Services (exclusive of depreciation and amortization)

We define cost of services as those expenses that are directly related to producing our products, services and solutions. These expenses primarily include data fees, costs related to our databases, service fulfillment costs, call center and technology support costs, hardware and software maintenance costs, telecommunication expenses, personnel-related costs associated with these functions and occupancy costs associated with the facilities where these functions are performed.
Selling and Administrative Expenses
Selling and administrative expenses primarily include personnel-related costs for sales, administrative and corporate management employees, costs for professional and consulting services, advertising and occupancy and facilities expense of these functions.
Depreciation and Amortization
Depreciation and amortization expenses consist of depreciation related to investments in property, plant and equipment, as well as amortization of purchased and developed software and other intangible assets, principally database and client relationships recognized in connection with historical merger and acquisition transactions.
Non-Operating Income and (Expense) - Net

Non-operating income and (expense) - net includes interest expense, interest income, non-service pension income and cost components, costs associated with early debt repayments, fees associated with our accounts receivable securitization facility and our credit facility, mark-to-market expense related to certain derivatives, and other non-operating income and expenses.
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

Results of Operations
This section of this Form 10-K generally discusses year ended December 31, 2024 and 2023 financial results and year-over-year comparisons between these years. Discussions related to the year ended December 31, 2022 financial results and year-over-year comparisons between the years ended December 31, 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

GAAP Results
The following table sets forth our historical results of operations for the periods indicated below (In millions):

	Year Ended December 31,
	2024	2023
Revenue	$2,381.7	$2,314.0
Cost of services (exclusive of depreciation and amortization) (1)	899.7	861.8
Selling and administrative expenses (1)	692.7	711.9
Depreciation and amortization	577.6	586.8
Restructuring charge	16.9	13.2
Operating costs	2,186.9	2,173.7
Operating income (loss)	194.8	140.3
Interest income	7.3	5.8
Interest expense	(263.7)	(221.9)
Other income (expense) - net	0.3	(5.3)
Non-operating income (expense) - net	(256.1)	(221.4)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(61.3)	(81.1)
Less: provision (benefit) provision for income taxes	(33.7)	(34.2)
Equity in net income of affiliates	3.1	3.2
Net income (loss)	(24.5)	(43.7)
Less: net (income) loss attributable to the non-controlling interest	(4.1)	(3.3)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(28.6)	$(47.0)

Net income (loss) margin (2)	(1.2)%	(2.0)%
(1)Results for prior years have been recast to reflect the change in presentation and to conform to the current period presentation. See Note 1 to the consolidated financial statements for further discussion. For the year ended December 31, 2023, we reclassified $30.8 million from Selling and administrative expenses to Cost of services (exclusive of depreciation and amortization). This reclassification has no impact on total operating costs, operating income, net income (loss), earnings (loss) per share or segment results. Additionally, the reclassification has no impact on the consolidated balance sheets or consolidated statement of cash flows.

(2)Net income (loss) margin is defined as Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. divided by Revenue.

Key Performance Measures
Management, including our Chief Operating Decision Maker, evaluates the financial performance of our businesses based on a variety of key indicators. These indicators include the non-GAAP measures organic revenue, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, and adjusted net earnings per diluted share. Adjusted results are non-GAAP measures that adjust for the impact due to certain acquisition and divestiture related revenue and expenses, such as costs for banker fees, legal fees, due diligence, retention payments and contingent consideration adjustments, restructuring charges, equity-based compensation, transition costs and other non-core gains and charges that are not in the normal course of our business, such as costs associated with early debt redemptions, gains and losses on sales of businesses, impairment charges, the effect of significant changes in tax laws and material tax and legal settlements. In addition, we isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both after and before the effects of foreign exchange rate changes. The change in revenue performance attributable to foreign currency rates is determined by converting both our prior and current periods’ foreign currency by a constant rate. As a result, we monitor our adjusted revenue growth both after and before the effects of foreign exchange rate changes.

The table below sets forth our key performance measures including non-GAAP measures for the periods indicated (In millions, except per share data):

	Year Ended December 31,
	2024	2023
Total revenue	$2,381.7	$2,314.0
Adjusted EBITDA	$926.6	$892.2
Adjusted EBITDA margin	38.9%	38.6%
Adjusted net income	$429.1	$431.6
Adjusted net earnings per diluted share	$0.98	$1.00

Reconciliations of non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (In millions, except per share data):

	Year Ended December 31,
	2024	2023
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(28.6)	$(47.0)
Depreciation and amortization	577.6	586.8
Interest expense - net	256.4	216.1
(Benefit) provision for income tax - net	(33.7)	(34.2)
EBITDA	771.7	721.7
Other income (expense) - net	(0.3)	5.3
Equity in net income of affiliates	(3.1)	(3.2)
Net income (loss) attributable to non-controlling interest	4.1	3.3
Equity-based compensation	67.6	83.4
Restructuring charges	16.9	13.2
Merger, acquisition and divestiture-related operating costs	2.3	7.1
Transition costs	60.7	52.9
Other adjustments	6.7	8.5
Adjusted EBITDA	$926.6	$892.2

North America	$745.8	$743.3
International	235.3	215.4
Corporate and other	(54.5)	(66.5)
Adjusted EBITDA	$926.6	$892.2

	Year Ended December 31,
	2024	2023
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(28.6)	$(47.0)
Incremental amortization of intangible assets resulting from the application of purchase accounting	433.5	465.8
Equity-based compensation	67.6	83.4
Restructuring charges	16.9	13.2
Merger, acquisition and divestiture-related operating costs	2.3	7.1
Transition costs	60.7	52.9
Merger, acquisition and divestiture-related non-operating costs	(0.1)	1.8
Debt refinancing and extinguishment costs	39.3	2.5
Non-operating pension-related income	(20.0)	(18.3)
Non-cash gain (loss) from interest rate swap amendment (1)	5.9	(10.6)
Other adjustments	6.7	9.7
Tax impact of non-GAAP adjustments	(145.6)	(142.6)
Other tax effect adjustments	(9.5)	13.7
Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$429.1	$431.6
Adjusted net earnings per diluted share	$0.98	$1.00
Weighted average number of shares outstanding - diluted	437.0	432.8
(1)Amount represents non-cash amortization gain (loss) resulted from the amendment of our interest rate swap derivatives. The amount is reported within "Interest expense-net" for the years ended December 31, 2024 and 2023. See Note 10 to the consolidated financial statements for a more detailed discussion.

Revenue

Year Ended December 31, 2024 versus Year Ended December 31, 2023

Total revenue was $2,381.7 million for the year ended December 31, 2024, compared to $2,314.0 million for the year ended December 31, 2023, an increase of $67.7 million, or 2.9% (both after and before the effect of foreign exchange). The increase was attributable to growth in the underlying business, partially offset by the impact of a divestiture of a business-to-consumer business in Finland in the fourth quarter of 2023.

Excluding the impact of the divestiture of $2.3 million and the positive impact of foreign exchange of $1.6 million, total organic revenue increased $68.4 million, or 3.0%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, reflecting growth across both of our segments. The changes in revenue are discussed further in the segment level discussion below.

Revenue by segment was as follows (In millions):

	Year Ended December 31,
	2024	2023	$ Increase (Decrease)	% Increase (Decrease)
North America:
Finance & Risk	$891.0	$888.1	$2.9	0.3%
Sales & Marketing	781.3	756.4	24.9	3.3%
Total North America	$1,672.3	$1,644.5	$27.8	1.7%
International:
Finance & Risk	$484.5	$448.6	$35.9	8.0%
Sales & Marketing	224.9	220.9	4.0	1.8%
Total International	$709.4	$669.5	$39.9	6.0%
Total Revenue:
Finance & Risk	$1,375.5	$1,336.7	$38.8	2.9%
Sales & Marketing	1,006.2	977.3	28.9	3.0%
Total Revenue	$2,381.7	$2,314.0	$67.7	2.9%

North America Segment
For the year ended December 31, 2024, North America revenue increased $27.8 million, or 1.7% (both after and before the effect of foreign exchange), compared to the year ended December 31, 2023. See further discussion below on revenue by solutions.
Finance & Risk
For the year ended December 31, 2024, North America Finance & Risk revenue increased $2.9 million, or 0.3% (0.4% before the effect of foreign exchange), compared to the year ended December 31, 2023, primarily due to an increase in revenue from our Third Party Risk solutions of approximately $14 million, partially offset by a net decrease in revenue of approximately $11 million primarily from our Finance solutions and Public Sector.

Sales & Marketing
For the year ended December 31, 2024, North America Sales & Marketing revenue increased $24.9 million, or 3.3% (both after and before the effect of foreign exchange), compared to the year ended December 31, 2023, primarily driven by higher revenue of approximately $34 million from our Master Data Management ("MDM") solutions, partially offset by decreased revenue of approximately $8 million from our Digital Marketing solutions and the exit of non-strategic partnerships.

International Segment
For the year ended December 31, 2024, International revenue increased $39.9 million, or 6.0% (5.6% before the effect of foreign exchange) compared to the year ended December 31, 2023. Excluding the impact of the divestiture of a business-to-consumer business in Finland of $2.3 million and the positive impact of foreign exchange of $2.1 million, International organic revenue increased $40.1 million, or 6.0%. See further discussion below on revenue by solutions.

Finance & Risk
For the year ended December 31, 2024, International Finance & Risk revenue increased $35.9 million, or 8.0% (7.6% before the effect of foreign exchange) compared to the year ended December 31, 2023. Excluding the positive impact of foreign exchange of $1.6 million, revenue increased $34.3 million, or 7.6%, attributable to growth across all markets. The growth was driven by higher revenue of approximately $12 million from Europe primarily attributable to growth in Third Party Risk and Compliance solutions, Finance Analytics and API solutions, approximately $11 million from the U.K. primarily attributable to an increase in API solutions, approximately $6 million from Asia markets driven by growth in Finance Analytics, API solutions and local market solutions, and increased revenue of approximately $5 million from WWN alliances primarily attributable to higher cross border activity and product royalties.

Sales and Marketing
For the year ended December 31, 2024, International Sales & Marketing revenue increased $4.0 million, or 1.8% (1.6% before the effect of foreign exchange) compared to the year ended December 31, 2023. Excluding the impact of the divestiture of $2.3 million and the positive impact of foreign exchange of $0.5 million, organic revenue increased $5.8 million, or 2.7%, primarily due to higher revenue from the U.K. driven by growth in API solutions and higher revenue from WWN alliances driven by higher product royalties.

Consolidated Operating Costs

Consolidated operating costs were as follows (In millions):

	Year Ended December 31,
	2024	2023	$ Increase (Decrease)	% Increase (Decrease)
Cost of services (exclusive of depreciation and amortization)	$899.7	$861.8	$37.9	4.4%
Selling and administrative expenses	692.7	711.9	(19.2)	(2.7)%
Depreciation and amortization	577.6	586.8	(9.2)	(1.6)%
Restructuring charges	16.9	13.2	3.7	28.5%
Operating costs	$2,186.9	$2,173.7	$13.2	0.6%
Operating income (loss)	$194.8	$140.3	$54.5	38.9%
(1)Prior year period results have been recast to reflect the change in presentation and to conform to the current period presentation. See Note 1 to the consolidated financial statements for further discussion. For the year ended December 31, 2023, we reclassified $30.8 million, from Selling and administrative expenses to Cost of services (exclusive of depreciation and amortization). This reclassification has no impact on total operating costs, operating income, net income (loss), earnings (loss) per share or segment results. Additionally, the reclassification has no impact on the consolidated balance sheets or consolidated statement of cash flows.

Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) was $899.7 million for the year ended December 31, 2024, an increase of $37.9 million, or 4.4%, compared to the year ended December 31, 2023, primarily due to higher cloud infrastructure costs of approximately $39 million, of which approximately $16 million is attributable to modernizing our technology infrastructure which we consider transition costs.

Selling and Administrative Expenses
    Selling and administrative expenses were $692.7 million for the year ended December 31, 2024, a decrease of $19.2 million, or 2.7%, compared to the year ended December 31, 2023, driven by lower net personnel costs of approximately $24 million primarily due to lower equity-based compensation, partially offset by higher costs of approximately $5 million related to selling activities and corporate overhead costs. Total selling and administrative expenses were unfavorably impacted by foreign exchange of approximately $1 million for the year ended December 31, 2024, compared to the prior year.

Depreciation and Amortization
Depreciation and amortization expenses were $577.6 million for the year ended December 31, 2024, a decrease of $9.2 million, or 1.6%, compared to the year ended December 31, 2023, primarily due to lower amortization related to intangible assets recognized in connection with historical merger and acquisition transactions, partially offset by higher amortization resulting from increased internally developed software subject to amortization during the current year compared to the prior year.

Restructuring Charges
Restructuring charges were $16.9 million for the year ended December 31, 2024, an increase of $3.7 million, or 28.5%, compared to the year ended December 31, 2023, primarily due to higher severance costs in the current year related to initiatives in our International businesses.

Operating Income (Loss)

Consolidated operating income was $194.8 million for the year ended December 31, 2024, an increase of $54.5 million, or 38.9%, compared to the year ended December 31, 2023. The increase in operating income was primarily driven by higher revenue of $67.7 million, lower net personnel costs of approximately $23 million, primarily driven by equity-based compensation, and lower depreciation and amortization of $9.2 million, partially offset by higher cloud infrastructure costs of approximately $39 million, of which approximately $16 million is related to modernizing our technology infrastructure which we consider transition costs, and higher restructuring charges of $3.7 million.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and adjusted EBITDA margin by segment were as follows (In millions):

	Year Ended December 31,
	2024	2023	$ Increase (Decrease)	% Increase (Decrease)
North America:
Adjusted EBITDA	$745.8	$743.3	$2.5	0.3%
Adjusted EBITDA margin	44.6%	45.2%		(60)	bps
International:
Adjusted EBITDA	$235.3	$215.4	$19.9	9.2%
Adjusted EBITDA margin	33.2%	32.2%		100	bps
Corporate and other:
Adjusted EBITDA	$(54.5)	$(66.5)	$12.0	18.0%
Consolidated total:
Adjusted EBITDA	$926.6	$892.2	$34.4	3.9%
Adjusted EBITDA margin	38.9%	38.6%		30	bps
Net income (loss) margin	(1.2)%	(2.0)%		80	bps

Consolidated net loss margin on a GAAP basis was 1.2% for the year ended December 31, 2024, compared to a net loss margin of 2.0% for the year ended December 31, 2023, an improvement of 80 basis points. Consolidated adjusted EBITDA was $926.6 million for the year ended December 31, 2024, compared to $892.2 million for the year ended December 31, 2023, an increase of $34.4 million, or 3.9%, primarily due to revenue growth, partially offset by higher costs driven by cloud infrastructure costs and net personnel costs. Growth in consolidated adjusted EBITDA was negatively impacted by foreign exchange of approximately $1 million. Consolidated adjusted EBITDA margin was 38.9% for the year ended December 31, 2024, compared to 38.6% for the prior year, an increase of 30 basis points.
North America Segment
North America adjusted EBITDA was $745.8 million for the year ended December 31, 2024, an increase of $2.5 million, or 0.3%, compared to the year ended December 31, 2023. The increase in adjusted EBITDA was primarily due to revenue growth, partially offset by higher costs driven by cloud infrastructure costs and selling and marketing expenses. Adjusted EBITDA margin was 44.6% for the year ended December 31, 2024, compared to 45.2% for the prior year, a decrease of 60 basis points.

International Segment
International adjusted EBITDA was $235.3 million for the year ended December 31, 2024, an increase of $19.9 million, or 9.2%, compared to the year ended December 31, 2023. The increase in adjusted EBITDA was primarily due to revenue growth from the underlying business, partially offset by higher net personnel costs and higher costs related to data fees and cloud infrastructure. Adjusted EBITDA margin was 33.2% for the year ended December 31, 2024, compared to 32.2% for the prior year, an increase of 100 basis points.
Corporate and Other
Corporate adjusted EBITDA was a loss of $54.5 million for the year ended December 31, 2024, an improvement of $12.0 million, or 18.0%, compared to the year ended December 31, 2023. The improvement in adjusted EBITDA was primarily due to lower costs related to personnel costs and corporate overhead.
Interest Income (Expense) — Net
Interest income (expense) – net was as follows (In millions):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Interest income	$7.3	$5.8	$1.5	25.6%
Interest expense	(263.7)	(221.9)	(41.8)	(18.8)%
Interest income (expense) – net	$(256.4)	$(216.1)	$(40.3)	(18.7)%

Interest income increased $1.5 million for the year ended December 31, 2024 compared to the prior year, primarily due to higher interest rates.

Interest expense increased $41.8 million for the year ended December 31, 2024 compared to the prior year, primarily due to the write off of debt issuance costs and discount of $37.1 million in the current year in connection with the term loan amendment and higher amortization loss of $16.5 million in the current year related to the interest rate swap amendment completed in the third quarter of 2023, partially offset by reduced interest expense of $10.8 million in the current year primarily attributable to lower interest rates.
Other Income (Expense) — Net
Other income (expense) - net was as follows (In millions):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Non-operating pension-related income	$20.0	$18.3	$1.7	9.3%
Miscellaneous other income (expense) – net	(19.7)	(23.6)	3.9	16.5%
Other income (expense) – net	$0.3	$(5.3)	$5.6	(105.9)%

Non-operating pension-related income increased $1.7 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to lower interest costs related to our pension plan in the current year.
The improvement in miscellaneous other income (expense) - net of $3.9 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to lower foreign exchange losses, partially offset by higher fees related to the accounts receivable securitization facility.

Provision for Income Taxes

Effective tax rate for the year ended December 31, 2022	106.0%
Impact of uncertain tax positions	6.2
Impact of income earned in non-U.S. jurisdictions (1)	(40.1)
Impact of non-deductible charges (2)	26.6
Impact of tax credits and deductions	(10.7)
Impact of GILTI Inclusion	62.8
Impact of change in state tax (3)	(114.8)
Impact of valuation allowance	1.4
Other	4.8
Effective tax rate for the year ended December 31, 2023	42.2%
Impact of uncertain tax positions	7.3
Impact of income earned in non-U.S. jurisdictions (1)	(5.6)
Impact of non-deductible charges (2)	(7.3)
Impact of tax credits and deductions	16.5
Impact of GILTI Inclusion	(24.7)
Impact of change in state tax (3)	35.5
Impact of Pillar 2 Global Minimum Tax	(4.8)
Impact of valuation allowance	(0.1)
Other	(4.1)
Effective tax rate for the year ended December 31, 2024	54.9%
(1)Primarily due to the effect of year-over-year change in consolidated pre-tax income and pre-tax income from our non-U.S. jurisdictions which have lower statutory tax rates.
(2)Primarily attributable to non-deductible equity-based compensation.
(3)Primarily related to the reduced impact of state apportionment changes in 2024 as compared to 2023.

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $28.6 million, or a loss per share of $0.07, for the year ended December 31, 2024, compared to a net loss of $47.0 million, or a loss per share of $0.11, for the year ended December 31, 2023. The improvement of $18.4 million for the year ended December 31, 2024 compared to the prior year was primarily due to higher operating income of $54.5 million in the current year as discussed above in Operating Income (Loss), lower miscellaneous non-operating expenses of $3.9 million primarily driven by lower foreign exchange losses, partially offset by higher net interest expense of $40.3 million driven by higher debt extinguishment costs in the current year in connection with the term loan amendment.

Adjusted Net Income and Adjusted Net Earnings Per Diluted Share
Adjusted net income was $429.1 million, or adjusted net earnings per diluted share of $0.98, for the year ended December 31, 2024, compared to adjusted net income of $431.6 million, or adjusted net earnings per diluted share of $1.00, for the year ended December 31, 2023. The decrease in adjusted net income was primarily attributable to higher tax expense and higher depreciation and amortization, partially offset by higher adjusted EBITDA as discussed above in Adjusted EBITDA, and lower interest expense in the current year.

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
Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. Our access to the capital markets can be impacted by factors outside of our control, including fluctuation in interest rates, inflation, potential economic slowdowns or recession and the ongoing global trade tensions and geopolitical conflicts. Currently, while we do not expect our ability to fund our operating needs to be affected by the current market volatility and uncertainties for the foreseeable future, the ultimate impact will be difficult to predict, and depends on, among many factors, the duration of inflation, the severity of the economic slowdown, the current global geopolitical risks, such as the Middle East and Russia/Ukraine conflicts, and global trade tensions and their effects on global market conditions and on our clients and vendors, which continue to be uncertain at this time and cannot be predicted. We actively manage the impact of rising interest rates by reducing debt and entering into interest rate swaps and cross-currency swaps.

Cash Flow Overview
As of December 31, 2024, we had cash and cash equivalents of $205.9 million, excluding restricted cash of $0.4 million, of which $196.2 million was held by our foreign operations. We utilize a variety of planning strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Subsequent to the enactment of the Tax Cuts and Jobs Act ("2017 Act"), a significant portion of the cash and cash equivalents held by our foreign subsidiaries is no longer subject to U.S. income tax upon repatriation to the United States. However, a portion of our cash held by our foreign operations is still subject to foreign income tax or withholding tax upon repatriation. As a result, we intend to reinvest indefinitely all earnings post 2017 from our China and India subsidiaries. Cash held in our China and India operations totaled $71.7 million as of December 31, 2024.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the periods presented (In millions):

	Year Ended December 31,
	2024	2023	$ Increase (decrease)
Net cash provided by (used in) operating activities	$436.9	$452.2	$(15.3)
Net cash provided by (used in) investing activities	(219.5)	(191.8)	(27.7)
Net cash provided by (used in) financing activities	(187.9)	(282.4)	94.5
Total cash provided during the period before the effect of exchange rate changes	$29.5	$(22.0)	$51.5

Cash Provided by (Used in) Operating Activities
Lower operating cash flows of $15.3 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily driven by lower net cash benefit of approximately $32 million related to the accounts receivable securitization facility during the current year. The remaining change was primarily due to improved collections from accounts receivables, net of payments to our vendors and employees.

We expect operating cash requirements in 2025 to be primarily related to payments for interest, contractual obligations, tax liability and other working capital needs. A portion of our outstanding debt is subject to the variability of interest rates. A 100 basis point increase or decrease in the weighted average interest rate would result in an incremental increase or decrease in annual interest expense of approximately $31 million, respectively. We mitigate the exposure from the variation of interest rates by entering into interest rate swap arrangements, and as a result we reduce the net exposure to approximately $3 million. See Note 10 to the consolidated financial statements for further discussion. In addition, we typically have various contractual obligations in our normal course of business, including those recorded as liabilities in our consolidated balance sheet, and certain purchase commitments that are not recognized, but are disclosed in the notes to our consolidated financial statements. A significant portion of these contractual obligations are related to payments for enterprise-wide information-technology services. See Note 20 to the consolidated financial statements for further discussion on contractual obligations. We anticipate interest payments and payments for our contractual obligations to be approximately $225.3 million and $522.5 million in 2025, respectively. We expect cash requirements to be comparable to 2024 and sufficient in 2025 to meet other working capital needs in the normal course of business, such as payments for salaries and wages, and data acquisition. We expect to continue to generate substantial cash from ongoing operating activities.

Cash Provided by (Used in) Investing Activities

Higher net cash used in investing activities of $27.7 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to higher payments of $13.5 million for software development and a payment of $10.0 million to acquire a minority interest holding.

We expect capital expenditures in 2025 to be in the range of $190 million to $200 million.

Cash Provided by (Used in) Financing Activities

The decrease in net cash used in financing activities of $94.5 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to higher net debt issuance proceeds of $3,077.0 million in the current year, payment of $95.7 million in the prior year for the purchase of the non-controlling interest of our China operations, higher net proceeds of $10.3 million from borrowings on the Revolving Facility, partially offset by higher term loan repayments of $3,094.2 million, and payments of $9.3 million during the current year related to our new stock repurchase program.

See below and Note 13 to the consolidated financial statements for further discussion on our debt.

Cash Requirements and Other Obligations

Contractual Commitments

At December 31, 2024, we had contractual commitments to repay debt, settle payments to purchase services, fund pension plans, make lease payments and settle tax liabilities. The following table presents our contractual obligations as of December 31, 2024 (In millions):

	Total	Payment due within one year
Contractual obligations
Short-term and long-term debt (1)	$4,477.4	$256.3
Commitments to purchase obligations (2)	$2,216.6	$522.5
Pension and other postretirement benefits payments/contributions (3)	$120.3	$4.6
Operating and finance leases (4)	$58.7	$20.4
Tax liabilities related to the 2017 Act	$29.4	$13.1
(1)Amounts include interest payments. See Note 13 to the consolidated financial statements for further discussion.
(2)See Note 20 to the consolidated financial statements for further discussion.
(3)See Note 7 to the consolidated financial statements for further discussion.
(4)See Note 12 to the consolidated financial statements for further discussion.

Dividends and Share Repurchases

Our dividend rate was $0.05 per share of common stock for each quarter in 2024. We currently have the capacity and intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors.

On April 30, 2024, our Board of Directors authorized a three-year stock repurchase program, under which the Company may repurchase up to 10.0 million shares of its common stock. As of December 31, 2024, the Company had 9,038,640 authorized shares remaining that may be purchased under the program. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time.

Capital Resources and Debt

In addition to cash generated from our operating activities, we also borrow from time to time from our credit facility and issue long-term debt.

At December 31, 2024, we had $3,550.4 million of outstanding debt, including $460 million of 5.000% Senior Unsecured Notes, $3,080.4 million of 2029 Term Loan B and $10.0 million of borrowings under the Revolving Facility. Available borrowings under the Revolving Facility at December 31, 2024 were $840.0 million.

The table below sets forth the scheduled maturities and interest payments for our total debt outstanding as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total
Debt principal outstanding as of December 31, 2024	$31.0	$31.0	$31.0	$31.0	$3,426.4	$—	$3,550.4
Interest associated with debt outstanding as of December 31, 2024	225.3	223.2	221.2	219.1	38.2	—	927.0
Total debt and interest	$256.3	$254.2	$252.2	$250.1	$3,464.6	$—	$4,477.4

See Note 13 to the consolidated financial statements for a more complete discussion of our debt.

Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements, other than our foreign exchange forward contracts, interest rate swaps and cross-currency swaps discussed in Note 10 to the consolidated financial statements.

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

A discussion of our accounting policies for financial instruments is included in the summary of significant accounting policies in Note 2 to our consolidated financial statements, and further disclosure relating to financial instruments is included in Note 10 to our consolidated financial statements.

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

We use interest rate swaps to manage the impact of interest rate changes on our earnings. Under the swap agreements, we make monthly payments based on the fixed interest rate and receive monthly payments based on the floating rate. The objective of the swaps is to mitigate the variation of future cash flows from changes in the floating interest rates on our existing debt. For further detail of our debt, see Note 13 to the consolidated financial statements. The swaps are designated and accounted for as cash flow hedges. Changes in the fair value of the hedging instruments are recorded in Other Comprehensive Income (Loss) and reclassified to earnings in the same line item associated with the hedged item when the hedged item impacts earnings.

A 100 basis point increase or decrease in the weighted average interest rate on our outstanding debt subject to rate variability would result in an incremental increase or decrease in annual interest expense of approximately $31 million for the year ended December 31, 2024, respectively. We mitigate the exposure from the variation of interest rates by entering into interest rate swap arrangements, and as a result we reduce the net exposure to approximately $3 million. Overall, total interest payments were $214.5 million for the year ended December 31, 2024, or a weighted average interest rate of 5.920%. See Note 10 to the consolidated financial statements for further discussion.

Foreign Exchange Risk Management

We have numerous operations in various countries outside of the United States and conduct business in several countries through minority equity investments and strategic relationships with local providers. Our operations outside of the United States generated approximately 31%, 30% and 30% of our total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. Approximately 21% and 20% of our assets as of December 31, 2024 and 2023, respectively, were located outside of the United States.

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

As of December 31, 2024 and December 31, 2023, the notional amounts of our foreign exchange contracts were $583.5 million and $653.1 million, respectively. Realized gains and losses associated with these contracts were $32.7 million and $33.5 million, respectively, for the year ended December 31, 2024; $29.6 million and $24.3 million, respectively, for the year ended December 31, 2023; and $34.1 million and $48.2 million, respectively, for the year ended December 31, 2022. For further detail, see Note 10 to the consolidated financial statements.

If exchange rates to which we are exposed under our outstanding foreign exchange forward contracts were to increase, on average, 10% from year-end 2024 levels, the unrealized losses on our foreign exchange forward contracts would be approximately $51 million, excluding the expected gains on the underlying hedged items. If exchange rates, on average, were to decrease 10% from year-end 2024 levels, the unrealized gains on our foreign exchange forward contracts would be approximately $51 million, excluding the expected losses on the underlying hedged items. However, the estimated potential gains and losses on these contracts would substantially be offset by changes in the dollar equivalent value of the underlying hedged items.

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency interest rate swaps. Cross currency swaps are designated as net investment hedges of a portion of our foreign investments denominated in the non-U.S. dollar currency. The change in the fair value of the swaps in each period is reported in other comprehensive income (loss) "OCI", net of tax. Such amounts will remain in accumulated OCI until the liquidation or substantial liquidation of our investment in the underlying foreign operations. If the exchange rate of Euro against U.S dollar were to increase 10% from the level at December 31, 2024, there would be an additional unfavorable impact of approximately $63 million to the fair value of the cross currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s Euro net investment in foreign subsidiaries.

Item 8. Financial Statements and Supplementary Data

Dun & Bradstreet Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dun & Bradstreet Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dun & Bradstreet Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over IT systems used in the revenue recognition process

As discussed in Note 17 to the consolidated financial statements, the Company generated $1,672.3 million of revenue in North America for the year-ended December 31, 2024. The processing and recording of revenue in North America is reliant upon multiple information technology (IT) systems.

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

The following are the primary procedures we performed to address this critical audit matter. We performed risk assessment procedures and applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. We involved IT professionals with specialized skills and knowledge, who assisted in 1) gaining an understanding of the systems used in the Company’s recognition of revenue, and 2) evaluating the design and testing the operating effectiveness of certain internal controls over the revenue process. This included the general IT and IT application controls related to recording revenue in North America. On a sample basis, we also tested certain revenue transactions by comparing the recorded amounts to underlying documentation. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed including the appropriateness of the nature and extent of audit evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019

New York, New York
February 21, 2025

Dun & Bradstreet Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$2,381.7	$2,314.0	$2,224.6
Cost of services (exclusive of depreciation and amortization)	899.7	861.8	757.4
Selling and administrative expenses	692.7	711.9	709.6
Depreciation and amortization	577.6	586.8	587.2
Restructuring charges	16.9	13.2	20.5
Operating costs	2,186.9	2,173.7	2,074.7
Operating income (loss)	194.8	140.3	149.9
Interest income	7.3	5.8	2.2
Interest expense	(263.7)	(221.9)	(193.2)
Other income (expense) - net	0.3	(5.3)	13.9
Non-operating income (expense) - net	(256.1)	(221.4)	(177.1)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(61.3)	(81.1)	(27.2)
Less: provision (benefit) for income taxes	(33.7)	(34.2)	(28.8)
Equity in net income of affiliates	3.1	3.2	2.5
Net income (loss)	(24.5)	(43.7)	4.1
Less: net (income) loss attributable to the non-controlling interest	(4.1)	(3.3)	(6.4)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(28.6)	$(47.0)	$(2.3)
Basic earnings (loss) per share of common stock:
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(0.07)	$(0.11)	$(0.01)
Diluted earnings (loss) per share of common stock:
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(0.07)	$(0.11)	$(0.01)
Weighted average number of shares outstanding-basic	432.4	430.5	429.1
Weighted average number of shares outstanding-diluted	432.4	430.5	429.1
Other comprehensive income (loss), net of income taxes:
Net income (loss)	$(24.5)	$(43.7)	$4.1
Foreign currency adjustments:
Foreign currency translation adjustments, net of tax (1)	$(76.9)	$29.9	$(124.6)
Net investment hedge derivative, net of tax (2)	17.8	(12.5)	2.0
Cash flow hedge derivative, net of tax expense (benefit) (3)	11.4	(31.9)	41.0
Defined benefit pension plans:
Prior service credit (cost), net of tax expense (benefit) (4)	0.1	0.1	(0.2)
Net actuarial gain (loss), net of tax expense (benefit) (5)	(0.5)	(4.2)	(46.0)
Total other comprehensive income (loss), net of tax	$(48.1)	$(18.6)	$(127.8)
Comprehensive income (loss), net of tax	$(72.6)	$(62.3)	$(123.7)
Less: comprehensive (income) loss attributable to the non-controlling interest	(3.4)	(3.4)	2.3
Comprehensive income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(76.0)	$(65.7)	$(121.4)
(1) Tax Expense (Benefit) of $(0.5) million, $7.9 million and $(9.9) million, for the years ended December 31, 2024, 2023 and 2022, respectively.
(2) Tax Expense (Benefit) of $6.4 million, $(4.5) million and $0.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(3) Tax Expense (Benefit) of $4.0 million, $(11.5) million and $14.6 million, for the years ended December 31, 2024, 2023 and 2022, respectively.
(4) Tax Expense (Benefit) of $(0.8) million, less than $0.1 million and $(0.1) million for the years ended December 31, 2024, 2023 and 2022, respectively.
(5) Tax Expense (Benefit) of $2.6 million, $(1.8) million and $(15.6) million for the years ended December 31, 2024, 2023 and 2022, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Consolidated Balance Sheets
(In millions, except share data and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$205.9	$188.1
Accounts receivable, net of allowance of $25.8 at December 31, 2024 and $20.1 at December 31, 2023 (Notes 4, 11 and 14)	239.6	258.0
Prepaid taxes	44.3	51.8
Other prepaids	93.7	100.1
Other current assets (Note 10)	66.9	58.3
Total current assets	650.4	656.3
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $54.6 at December 31, 2024 and $45.7 at December 31, 2023 (Note 11)	91.1	102.1
Computer software, net of accumulated amortization of $666.3 at December 31, 2024 and $507.1 at December 31, 2023 (Note 11)	676.3	666.3
Goodwill (Notes 11 and 17)	3,409.8	3,445.8
Other intangibles (Notes 11 and 17)	3,506.8	3,915.9
Deferred costs (Note 4)	169.3	161.7
Other non-current assets (Note 11)	252.0	187.8
Total non-current assets	8,105.3	8,479.6
Total assets	$8,755.7	$9,135.9
Liabilities
Current liabilities
Accounts payable	$104.3	$111.7
Accrued payroll	108.0	111.9
Short-term debt (Note 13)	31.0	32.7
Deferred revenue (Note 4)	555.9	590.0
Other accrued and current liabilities (Note 11)	208.0	196.1
Total current liabilities	1,007.2	1,042.4
Long-term pension and postretirement benefits (Note 7)	113.5	143.9
Long-term debt (Note 13)	3,497.7	3,512.5
Deferred income tax (Note 8)	720.9	887.3
Other non-current liabilities (Note 11)	102.0	118.2
Total liabilities	5,441.3	5,704.3
Commitments and contingencies (Notes 18 and 20)

Equity
Common Stock, $0.0001 par value per share, authorized—2,000,000,000 shares; 443,399,772 shares issued and 441,551,492 shares outstanding at December 31, 2024 and 439,735,256 shares issued and 438,848,336 shares outstanding at December 31, 2023	—	—
Capital surplus	4,394.0	4,429.2
Accumulated deficit	(839.7)	(811.1)
Treasury Stock, 1,848,280 shares at December 31, 2024 and 886,920 shares at December 31, 2023	(9.7)	(0.3)
Accumulated other comprehensive loss	(246.1)	(198.7)
Total stockholders' equity	3,298.5	3,419.1
Non-controlling interest	15.9	12.5
Total equity	3,314.4	3,431.6
Total liabilities and stockholders' equity	$8,755.7	$9,135.9

The accompanying notes are an integral part of the consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows provided by (used in) operating activities:
Net income (loss)	$(24.5)	$(43.7)	$4.1
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	577.6	586.8	587.2
Amortization of unrecognized pension loss (gain)	(1.8)	(2.8)	(0.4)
Debt early redemption premium expense	—	—	16.3
Deferred debt issuance costs amortization and write-off	43.4	18.3	23.8
Pension settlement charge (gain)	(0.4)	—	2.1
Equity-based compensation expense	67.6	83.4	66.0
Restructuring charge	16.9	13.2	20.5
Restructuring payments	(15.5)	(15.2)	(16.9)
Changes in deferred income taxes	(157.7)	(131.9)	(151.0)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	5.5	13.7	120.9
(Increase) decrease in prepaid taxes, other prepaids and other current assets	10.1	(13.2)	(29.6)
Increase (decrease) in deferred revenue	(20.8)	25.8	8.8
Increase (decrease) in accounts payable	(5.4)	30.2	(5.2)
Increase (decrease) in accrued payroll	(2.1)	5.1	(12.4)
Increase (decrease) in other accrued and current liabilities	27.7	(35.9)	(2.1)
(Increase) decrease in other long-term assets	(36.4)	(41.6)	(53.2)
Increase (decrease) in long-term liabilities	(57.3)	(38.1)	(41.2)
Net, other non-cash adjustments	10.0	(1.9)	(0.6)
Net cash provided by (used in) operating activities	436.9	452.2	537.1
Cash flows provided by (used in) investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(0.5)
Cash settlements of foreign currency contracts and net investment hedges	(1.2)	5.0	6.0
Capital expenditures	(5.7)	(4.7)	(12.6)
Additions to computer software and other intangibles	(208.2)	(194.7)	(205.3)
Other investing activities, net	(4.4)	2.6	1.9
Net cash provided by (used in) investing activities	(219.5)	(191.8)	(210.5)
Cash flows provided by (used in) financing activities:
Payment for debt early redemption premiums	—	—	(16.3)
Cash paid for repurchase of treasury shares	(9.3)	—	—
Payments of dividends	(87.5)	(86.1)	(42.9)
Payment of long term debt	—	—	(420.0)
Proceeds from borrowings on Credit Facility	565.0	515.1	315.1
Proceeds from borrowings on Term Loan Facility	3,103.6	—	460.0
Payments of borrowings on Credit Facility	(580.0)	(540.4)	(424.8)
Payments on Term Loan Facility	(3,126.9)	(32.7)	(106.6)
Payment of debt issuance costs	(26.6)	—	(7.4)
Payment for purchase of non-controlling interests	—	(95.7)	(23.6)
Other financing activities, net (1)	(26.2)	(42.6)	(14.6)
Net cash provided by (used in) financing activities	(187.9)	(282.4)	(281.1)
Effect of exchange rate changes on cash and cash equivalents	(11.3)	1.7	(14.2)
Increase (decrease) in cash, cash equivalents and restricted cash	18.2	(20.3)	31.3
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	188.1	208.4	177.1
Cash, Cash Equivalents and Restricted Cash, End of Period	$206.3	$188.1	$208.4

Supplemental Disclosure of Cash Flow Information:
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents reported in the condensed consolidated balance sheets	$205.9	$188.1	$208.4
Restricted cash included within other current assets	0.4	—	—
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$206.3	$188.1	$208.4

Cash Paid for:
Income taxes payments (refunds), net	$93.9	$100.2	$139.8
Interest	$214.5	$213.3	$178.5
Noncash Investing and Financing activities:
Fair value of acquired assets	$—	$—	$1.3
Cash paid for acquired businesses	—	—	(0.5)
Assumed liabilities from acquired businesses including non-controlling interest	$—	$—	$0.8

Noncash additions to computer software	$24.8	$7.2	$15.0
Payments for additions to computer software reflected as financing cash flows	$0.9	$0.7	$—
(1)Higher payments in 2024 and 2023 compared to 2022, are related to payments for finance lease liabilities and other long term obligations. See further detail in Note 12.

The accompanying notes are an integral part of the consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions)

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholders' equity (deficit)	Non-controlling interest	Total equity (deficit)
Year ended December 31, 2022
Balance, January 1, 2022	$—	$4,500.4	$(761.8)	$(0.3)	$(52.6)	$(11.9)	$7.4	$3,681.2	$64.1	$3,745.3
Net income (loss)	—	—	(2.3)	—	—	—	—	(2.3)	6.4	4.1
Purchase of non-controlling interest (1)	—	(73.8)	—	—	—	—	—	(73.8)	(42.4)	(116.2)
Reclassification of cumulative translation adjustment related to the purchase of non-controlling interest	—	—	—	—	(3.8)	—	—	(3.8)	3.8	—
Equity-based compensation plans	—	60.7	—	—	—	—	—	60.7	—	60.7
Dividends declared (2)	—	(43.6)	—	—	—	—	—	(43.6)	—	(43.6)
Pension adjustments, net of tax benefit of $15.7	—	—	—	—	—	(46.2)	—	(46.2)	—	(46.2)
Change in cumulative translation adjustment, net of tax benefit of $9.9	—	—	—	—	(115.9)	—	—	(115.9)	(8.7)	(124.6)
Net investment hedge derivative, net of tax expense of $0.9	—	—	—	—	2.0	—	—	2.0	—	2.0
Cash flow hedge derivative, net of tax expense of $14.6	—	—	—	—	—	—	41.0	41.0	—	41.0
Payment to non-controlling interest	—	—	—	—	—	—	—	—	(14.1)	(14.1)
Balance, December 31, 2022	$—	$4,443.7	$(764.1)	$(0.3)	$(170.3)	$(58.1)	$48.4	$3,499.3	$9.1	$3,508.4
Year ended December 31, 2023
Balance, January 1, 2023	$—	$4,443.7	$(764.1)	$(0.3)	$(170.3)	$(58.1)	$48.4	$3,499.3	$9.1	$3,508.4
Net income (loss)	—	—	(47.0)	—	—	—	—	(47.0)	3.3	(43.7)
Equity-based compensation plans	—	73.0	—	—	—	—	—	73.0	—	73.0
Dividends declared (2)	—	(87.5)	—	—	—	—	—	(87.5)	—	(87.5)
Pension adjustments, net of tax benefit of $1.8	—	—	—	—	—	(4.1)	—	(4.1)	—	(4.1)
Change in cumulative translation adjustment, net of tax expense of $7.9	—	—	—	—	29.8	—	—	29.8	0.1	29.9
Net investment hedge derivative, net of tax benefit of $4.5	—	—	—	—	(12.5)	—	—	(12.5)	—	(12.5)
Cash flow hedge derivative, net of tax benefit of $11.5	—	—	—	—	—	—	(31.9)	(31.9)	—	(31.9)
Balance, December 31, 2023	$—	$4,429.2	$(811.1)	$(0.3)	$(153.0)	$(62.2)	$16.5	$3,419.1	$12.5	$3,431.6

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholders' equity (deficit)	Non-controlling interest	Total equity (deficit)
Year ended December 31, 2024
Balance, January 1, 2024	$—	$4,429.2	$(811.1)	$(0.3)	$(153.0)	$(62.2)	$16.5	$3,419.1	$12.5	$3,431.6
Net income (loss)	—	—	(28.6)	—	—	—	—	(28.6)	4.1	(24.5)
Equity-based compensation plans	—	53.0	—	—	—	—	—	53.0	—	53.0
Dividends declared (2)	—	(88.2)	—	—	—	—	—	(88.2)	—	(88.2)
Shares acquired under stock repurchase program	—	—	—	(9.4)	—	—	—	(9.4)	—	(9.4)
Pension adjustments, net of tax expense of $1.8	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Change in cumulative translation adjustment, net of tax benefit of $0.5	—	—	—	—	(76.2)	—	—	(76.2)	(0.7)	(76.9)
Net investment hedge derivative, net of tax expense of $6.4	—	—	—	—	17.8	—	—	17.8	—	17.8
Cash flow hedge derivative, net of tax expense of $4.0	—	—	—	—	—	—	11.4	11.4	—	11.4
Balance, December 31, 2024	$—	$4,394.0	$(839.7)	$(9.7)	$(211.4)	$(62.6)	$27.9	$3,298.5	$15.9	$3,314.4
(1)See Note 11 "Supplemental Financial Data" for further discussion.
(2)See Note 15 "Stockholders' Equity" for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

DUN & BRADSTREET HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts, except share data and per share data, in millions)
Note 1 --Basis of Presentation and Description of Business

The accompanying financial statements of Dun & Bradstreet Holdings, Inc. and its subsidiaries ("Dun & Bradstreet," or "D&B," or "we," or "us," or "our," or the "Company") were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. As discussed throughout this Note 1, we base our estimates on historical experience, current conditions and various other factors that we believe to be reasonable under the circumstances. Items subject to such estimates and assumptions include: valuation allowances for receivables and deferred income tax assets; tax liabilities related to our undistributed foreign earnings; liabilities for potential tax exposure and potential litigation claims and settlements; assets and obligations related to employee benefits; impairment assessment for goodwill and other intangible assets; long-term asset recoverability and estimated useful life; stock-based compensation; revenue deferrals; and restructuring charges. We review estimates and assumptions periodically and reflect the changes in the consolidated financial statements in the period in which we determine any changes to be necessary. Actual results could differ materially from those estimates under different assumptions or conditions.

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

Description of Business

Dun & Bradstreet helps companies around the world improve their business performance. A global leader in business to business data and analytics, we glean insight from data to enable our clients to connect with the prospects, suppliers, clients and partners that matter most. Since 1841, companies of every size rely on Dun & Bradstreet to help them manage risk and reveal opportunity. We transform data into valuable business insights which are the foundation of our global solutions that clients rely on to make mission critical business decisions.

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
During the first quarter of 2024, we changed the presentation of certain data royalty and project fulfillment costs in our condensed consolidated statement of income. Specifically, we changed the classification of these costs from "Selling and administrative expenses" to "Cost of services (exclusive of depreciation and amortization)," as we believe that presenting these costs based on their nature, as opposed to their function as was done historically, provides more useful information and enhances transparency. Results for prior years have been recast to reflect this change in presentation and to conform to the current period presentation. As a result, we reclassified $30.8 million and $36.0 million for the years ended December 31, 2023 and 2022, respectively, from "Selling and administrative expenses" to "Cost of services (exclusive of depreciation and amortization)." This reclassification has no impact on total operating costs, operating income, net income (loss), earnings (loss) per share or segment results. Additionally, this reclassification has no impact on the consolidated balance sheets or consolidated statements of cash flows.
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

Contracts with Multiple Performance Obligations

Our contracts with clients often include promises to transfer multiple performance obligations. For these contracts, we allocate the transaction price to each performance obligation in the contract on a relative standalone selling price basis. The standalone selling price is the price at which we would sell the promised service separately to a client. We use the observable price based on prices in contracts with similar clients in similar circumstances. When the standalone selling price is not directly observable from actual standalone sales, we estimate a standalone selling price making maximum use of any observable data and estimates of what a client in the market would be willing to pay for those goods or services.
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

Restructuring Charges

Restructuring charges have been recorded in accordance with Accounting Standards Codification ("ASC") 712-10, "Nonretirement Postemployment Benefits," or ASC 420-10, "Exit or Disposal Cost Obligations," as appropriate.
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
We account for one-time termination benefits and contract terminations in accordance with ASC 420-10. We establish a liability for a cost associated with an exit or disposal activity, including severance and other lease costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.
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
Our leases expire over the next ten years, with the majority expiring within two years. Leases may include options to early terminate the lease or renew at the end of the initial term. Generally, these lease terms do not affect the term of the lease because we are not reasonably certain that we will exercise our option.
We use the incremental borrowing rate to determine the present value of the lease payments because the implicit rate is generally not available to a lessee. We determine the incremental borrowing rate based on what the Company would have to pay on a collateralized basis in the currency in which the arrangement is denominated over a similar term as the lease.
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
We apply certain practical expedients allowed by Topic 842. Lease payments for leases with an initial term of 12 months or less are not included in right of use assets or operating lease liabilities. Instead, they are recognized as short term lease operating costs on a straight-line basis over the term. We have also elected not to separate lease and non-lease components for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
certain equipment leases. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for lease ROU assets and liabilities.

Employee Benefit Plans
We provide various defined benefit plans to our employees. We use actuarial assumptions to calculate pension and benefit costs as well as pension assets and liabilities included in the consolidated financial statements. See Note 7.

Legal Contingencies

We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe we have adequate reserves, and such reserves are not material to the consolidated financial statements. In addition, from time to time, we may be involved in additional matters which could become material and for which we may also establish reserve amounts as discussed in Note 18. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

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

Accounts Receivable Allowances

In order to determine an estimate of expected credit losses, receivables are segmented based on similar risk characteristics including historical credit loss patterns and industry or class of customers to calculate reserve rates. The Company uses an aging method for developing its allowance for credit losses by which receivable balances are stratified based on aging category. A reserve rate is calculated for each aging category which is generally based on historical information. The reserve rate is adjusted, when necessary, reflecting current conditions (e.g., macroeconomic or industry related) and forecasts about the future. The Company also considers customer specific information (e.g., bankruptcy or financial difficulty) when estimating its expected credit losses, as well as the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Expected credit losses are added to the accounts receivable allowance. Actual uncollectible account write-offs are recorded against the allowance.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation, except for property, plant and equipment that have been impaired for which the carrying amount is reduced to the estimated fair value at the impairment date. Property, plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. Our headquarters building is depreciated over a period of 53 years and the related site improvements are depreciated over a range of 14 to 40 years. Equipment, including furniture, is depreciated over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

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

Costs incurred during a software development project’s preliminary stage and post-implementation stage are expensed as incurred. Development activities that are eligible for capitalization include software design and configuration, development of interfaces, coding, testing, and installation. Capitalized costs are amortized on a straight-line basis over the estimated live of the asset, generally ranging from three to eight years, beginning when the related software is ready for its intended use.

We enter into cloud computing arrangements ("CCA") to access third party software without taking possession of the software. We assess development activities required to implement such services and defer certain implementation costs directly related to the hosted software based on the same capitalization criteria as those for internal-use software. Deferred implementation costs related to these service arrangements are expensed over the term of the service arrangement, beginning when the implementation activities, including testing, are substantially completed and the related software is operational for users. We reported $40.1 million and $36.9 million associated with deferred CCA implementation costs as of December 31, 2024 and 2023, respectively, of which $5.2 million and $13.7 million was reported within "Other prepaids" and $34.9 million and $23.2 million was reported within "Other non-current assets" as of December 31, 2024 and 2023, respectively. The associated amortization expense was $7.2 million, $6.2 million and $3.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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
For 2024, 2023 and 2022, we performed qualitative tests for each of our reporting units and the results of our tests indicated that it was not more likely than not that the goodwill in any reporting unit was impaired.
See Note 17 for further detail on goodwill by segment.
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets are primarily related to the Dun & Bradstreet trade name which was recognized in connection with historical merger and acquisition transactions.
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
As a result of the impairment tests performed using quantitative approach, no impairment charges for indefinite-lived intangible assets have been recognized for the years ended December 31, 2024, 2023 and 2022.
Definite-Lived Intangible Assets
Other amortizable intangible assets are recognized in connection with acquisitions. They are amortized over their respective useful life, based on the timing of the benefits derived from each of the intangible assets. Definite-lived intangible assets are also assessed for impairment when events or circumstances indicate. Below is a summary of weighted average amortization period for intangible assets for the year ended December 31, 2024.

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
In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, as applicable, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we rely on assumptions, including the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses.
We have recorded valuation allowances in certain jurisdictions that we will maintain until it is more likely than not the deferred tax assets will be realized. Our income tax expense recorded in the future may be reduced to the extent of decreases in our valuation allowances. The realization of our deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance could result in additional income tax expense in the period incurred and could have a significant impact on our future earnings.
Changes in tax laws and rates may also affect recorded deferred tax assets and liabilities in the future. Management records the effect of a tax rate or law change on our deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Earnings Per Share ("EPS") of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of our outstanding stock incentive awards. In the case of a net loss, the dilutive effect of the awards outstanding is not included in the computation of the diluted loss per share as the effect of including these shares in the calculation would be anti-dilutive. The dilutive effect of awards outstanding under the stock incentive plans reflected in diluted earnings per share was calculated under the treasury stock method.

Stock-Based Compensation

Stock-based compensation expense is determined based on the grant date fair value and recognized over the award's vesting period. For restricted stock and restricted stock units, grant date fair value is based on the closing price of our stock on the date of grant. For stock options with service condition, we estimate the grant date fair value using the Black-Scholes valuation model. For stock options with market condition, we estimate grant date fair value using a Monte Carlo valuation model. We recognize forfeitures and the corresponding reductions in expense as they occur.
Our stock-based compensation programs are described more fully in Note 6.

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
We employ established practices and procedures to manage our exposure to changes in interest rates and foreign currencies. We use foreign exchange forward and option contracts to hedge certain short-term foreign currency denominated loans and third-party and intercompany transactions. We also use cross-currency swaps to hedge our net investments in our foreign subsidiaries. In addition, we use interest rate derivatives to hedge a portion of the interest rate exposure on our outstanding debt or in anticipation of a future debt issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
We recognize all such financial instruments on the balance sheet at their fair values, as either assets or liabilities, with an offset to earnings or other comprehensive earnings, depending on whether the derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. As of December 31, 2024 and 2023, certain of our derivative instruments meet hedge accounting criteria and are designated as one of the following on the date it is entered into:
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
We formally document all relationships between hedging instruments and hedged items for a derivative to qualify as a hedge at inception and throughout the hedged period, and we have documented policies for managing our exposures. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged. The hedge accounting effectiveness is monitored on an ongoing basis, and if considered ineffective, we discontinue hedge accounting prospectively. If a hedging instrument is not designated as a hedge or ceases to qualify as a hedge in accordance with hedge accounting guidelines, any subsequent gains and losses are recognized currently in income. See Note 10 for further discussion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 3 -- Recent Accounting Pronouncements
We consider the applicability and impact of all Accounting Standards Updates (“ASUs”) and applicable authoritative guidance. The ASUs not listed below were assessed and determined to be not applicable.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280)." The guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in this ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, beginning after December 15, 2024. We adopted this update during the fourth quarter of 2024. The adoption of this update did not have a material impact on our consolidated balance sheets, statements of operations and statements of cash flows.

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

Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)," which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The guidance is to be applied on a prospective basis, though retrospective application is permitted. We do not expect the adoption of this authoritative guidance to have a material impact on our consolidated balance sheets, statements of operations and statements of cash flows.
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
Note 4 -- Revenue
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2024 is as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
Future revenue	$1,367.2	$797.4	$435.9	$217.5	$119.0	$301.4	$3,238.4

The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Timing of Revenue Recognition

	Year Ended December 31,
	2024	2023	2022
Revenue recognized at a point in time	$957.6	$972.4	$925.0
Revenue recognized over time	1,424.1	1,341.6	1,299.6
Total revenue recognized	$2,381.7	$2,314.0	$2,224.6

Contract Balances

	At December 31,
	2024	2023	2022
Accounts receivable, net	$239.6	$258.0	$271.6
Short-term contract assets (1)	$5.4	$4.3	$6.2
Long-term contract assets (2)	$32.8	$18.0	$5.6
Short-term deferred revenue	$555.9	$590.0	$563.1
Long-term deferred revenue (3)	$22.6	$19.7	$13.9
(1) Included within other current assets in the consolidated balance sheet
(2) Included within other non-current assets in the consolidated balance sheet
(3) Included within other non-current liabilities in the consolidated balance sheet

The increase in contract assets of $15.9 million from December 31, 2023 to December 31, 2024 was primarily due to new contract assets recognized, net of new amounts reclassified to receivables during 2024, partially offset by $22.0 million of contract assets included in the balance at January 1, 2024 that were reclassified to receivable when they became unconditional.

The increase in contract assets of $10.5 million from December 31, 2022 to December 31, 2023 was primarily due to new contract assets recognized, net of new amounts reclassified to receivables during 2023, partially offset by $11.4 million of contract assets included in the balance at January 1, 2023 that were reclassified to receivable when they became unconditional.

The decrease in deferred revenue of $31.2 million from December 31, 2023 to December 31, 2024 was primarily due to $520.7 million of revenue recognized that was included in the deferred revenue balance at December 31, 2023, largely offset by cash payments received or due in advance of satisfying our performance obligations.

The increase in deferred revenue of $32.7 million from December 31, 2022 to December 31, 2023 was primarily due to cash payments received or due in advance of satisfying our performance obligations, largely offset by $507.5 million of revenue recognized that was included in the deferred revenue balance at December 31, 2022.

See Note 17 for a schedule providing a further disaggregation of revenue.
Assets Recognized for the Costs to Obtain a Contract
Commission assets, net of accumulated amortization included in deferred costs in the consolidated balance sheet, were $169.3 million and $161.7 million as of December 31, 2024 and December 31, 2023, respectively.
The amortization of commission assets, reported in selling and administrative expenses within the consolidated income statement, was $49.9 million, $43.4 million and $37.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 5 -- Restructuring Charges

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
We incurred restructuring charges (which generally consist of employee severance and termination costs, and contract terminations). These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
We recorded total restructuring charges of $16.9 million for the year ended December 31, 2024, consisting of:
•Severance costs of $15.7 million under ongoing benefit arrangements. Approximately 375 employees were impacted. Most of the employees impacted exited the Company by the end of 2024. The cash payments for these employees will be substantially completed by the end of the first quarter of 2025; and

•Contract termination and other exit costs, including write down of right of use assets and costs to consolidate or close facilities of $1.2 million.
We recorded total restructuring charges of $13.2 million for the year ended December 31, 2023, consisting of:
•Severance costs of $10.0 million under ongoing benefit arrangements. Approximately 190 employees were impacted. Most of the employees impacted exited the Company by the end of 2023. The cash payments for these employees were substantially completed by the end of the first quarter of 2024; and

•Contract termination and other exit costs, including those to consolidate or close facilities of $3.2 million.
We recorded total restructuring charges of $20.5 million for the year ended December 31, 2022, consisting of:
•Severance costs of $14.0 million under ongoing benefit arrangements. Approximately 270 employees were impacted. Most of the employees impacted exited the Company by the end of 2022. The cash payments for these employees were substantially completed by the end of the first quarter of 2023; and

•Contract termination and other exit costs, including write down of right of use assets and costs to consolidate or close facilities of $6.5 million.

The following table sets forth the restructuring reserves and utilization:

	Severance and termination	Contract termination and other exit costs	Total
Balance remaining as of December 31, 2021	$4.7	$3.3	$8.0
Charge taken during 2022 (1)	14.0	1.9	15.9
Payments made during 2022	(13.9)	(3.0)	(16.9)
Balance remaining as of December 31, 2022	$4.8	$2.2	$7.0
Charge taken during 2023 (1)	10.0	1.4	11.4
Payments made during 2023	(12.4)	(2.8)	(15.2)
Balance remaining as of December 31, 2023	$2.4	$0.8	$3.2
Charge taken during 2024 (1)	15.7	0.3	16.0
Payments made during 2024	(14.8)	(0.7)	(15.5)
Balance remaining as of December 31, 2024	$3.3	$0.4	$3.7
(1)Balance excludes charges accounted for under Topic 842.
Note 6 -- Stock Based Compensation
Under the Dun & Bradstreet 2020 Omnibus Incentive Plan (the "Plan"), we are authorized to issue up to 40,000,000 shares of the Company’s common stock in the form of stock-based awards, such as, but not limited to, restricted stock, restricted stock units and stock options. As of December 31, 2024, a total of 13,935,447 shares of our common stock were available for future grants under the Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
The following table sets forth the components of our stock-based compensation and expected tax benefit related to the plans in effect during the respective year:

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense:
Restricted stock and restricted stock units (1)	$62.2	$69.6	$53.7
Stock options	5.4	13.8	9.9
Incentive units (2)	—	—	2.4
Total compensation expense	$67.6	$83.4	$66.0

Expected tax benefit:
Restricted stock and restricted stock units	$6.5	$6.8	$6.8
Stock options	0.2	0.6	0.5
Total compensation expense	$6.7	$7.4	$7.3
(1)Higher expense for restricted stock and restricted stock units in 2023 compared to 2022 was primarily due to the additions of grants and the expense recognition associated with accelerated shares.
(2)Related to stock-based awards granted prior to the IPO.
Stock Options
We accounted for stock options based on grant date fair value. Service condition options were valued using the Black-Scholes valuation model. Market condition options were valued using a Monte Carlo valuation model.
On August 5, 2022, we granted to certain executives 4,914,868 stock options that contained both a service condition and a market condition. The stock options have a 10-year term and vest ratably over three years, commencing on the first anniversary of the grant date. The executives must remain continuously employed through the latter of (1) the vesting periods or (2) the time when the market condition is met. The market condition, which impacts the exercisability of the stock options, requires that D&B’s share price must exceed the grant date share price by 20% for 20 trading days in any 30-day trading window during the 10-year term of the award. As these awards contain a market condition, the fair value on the date of grant was calculated using a Monte Carlo simulation model.

The following weighted average assumptions were used for options granted:

	Year Ended December 31,
	2024	2023	2022
Expected dividend yield (1)	N/A	N/A	1.29%
Expected stock price volatility (2)	N/A	N/A	33%
Risk-free interest rate (3)	N/A	N/A	2.77%
Expected life of options (in years) (4)	N/A	N/A	4.5
Weighted average grant date fair value	N/A	N/A	$5.42
(1)For the 2022 grants, the expected dividend yield was based on our quarterly dividend divided by the three-month average stock price as of the grant date and annualized and continuously compounded.
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

The following table summarizes the stock options activity for the year ended December 31, 2024:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Stock options
	Number of options	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Balances, January 1, 2024	10,865,868	$19.31	5.7	$—
Granted	—	$—
Forfeited	(64,499)	$15.89
Exercised	—	$—
Balances, December 31, 2024	10,801,369	$19.33	4.7	$—

Expected to vest as of December 31, 2024	4,721,369	$15.89	7.6	$—
Exercisable as of December 31, 2024	6,080,000	$22.00	2.5	$—

There were 4,914,868 stock options granted during 2022. As of December 31, 2024, total unrecognized compensation cost related to stock options was $1.7 million, which was expected to be recognized over a weighted average period of 0.7 years.

No stock options were exercised for the years ended December 31, 2024, 2023 and 2022.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock units are valued on the award grant date at the closing market price of our stock.
The following table summarizes the restricted stock and restricted stock units activity for the year ended December 31, 2024:

	Restricted stock and Restricted stock units
	Number of shares	Weighted-average grant date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2024	8,682,523	$13.78	1.0	$101.6
Granted	5,505,936	$10.43
Forfeited	(246,148)	$12.23
Vested	(3,934,008)	$14.78
Balances, December 31, 2024	10,008,303	$11.57	0.9	$124.7

The weighted average grant date fair value per share of restricted stock and restricted stock units granted for the years ended December 31, 2023 and 2022 were $11.27 and $16.18, respectively. As of December 31, 2024, total unrecognized compensation cost related to non-vested restricted stock and restricted stock units was $42.2 million, which is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information relating to the vesting of restricted stock and restricted stock units:

	Year ended December 31,
	2024	2023	2022
Fair value of shares vested	$42.1	$30.9	$15.8
Tax benefit realized upon vesting	$4.3	$3.7	$2.4

Employee Stock Purchase Plan ("ESPP")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Under the Dun & Bradstreet Holdings, Inc. Employee Stock Purchase Plan, eligible employees are allowed to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. The Company contributes varying matching amounts to employees, as specified in the plan document, after a one year holding period. We recorded the associated expense of $2.4 million, $2.2 million and $2.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 7 -- Pension and Postretirement Benefits
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
Effective June 30, 2007, we amended the U.S. Qualified Plan. Any pension benefit that had been accrued through such date under the plan was “frozen” at its then current value and no additional benefits, other than interest on such amounts, is accrued under the U.S. Qualified Plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Benefit Obligation and Plan Assets
The following table sets forth the changes in our benefit obligations and plan assets for our pension and postretirement plans. The table also presents the line items in the consolidated balance sheet where the related assets and liabilities are recorded:

	Pension plans		Postretirement benefit obligations
	Year Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$(1,417.5)	$(1,400.4)	$(0.8)	$(1.0)
Service cost	(1.7)	(1.6)	—	—
Interest cost	(61.9)	(64.6)	—	—
Benefits paid	95.3	93.2	0.2	0.2
Plan amendment	—	0.5	—	—
Settlement	3.3	0.1	—	—
Plan participants' contributions	(0.9)	(0.9)	—	—
Actuarial (loss) gain	63.8	(28.9)	—	—
Effect of changes in foreign currency exchange rates	10.3	(14.9)	—	—
Benefit obligation at end of year	$(1,309.3)	$(1,417.5)	$(0.6)	$(0.8)
Change in plan assets:
Fair value of plan assets at beginning of year	$1,282.7	$1,250.2	$—	$—
Actual return on plan assets	19.4	106.2	—	—
Employer contributions	6.9	6.7	0.2	0.2
Plan participants' contributions	0.9	0.9	—	—
Benefits paid	(95.3)	(93.2)	(0.2)	(0.2)
Settlement	(3.3)	(0.1)	—	—
Effect of changes in foreign currency exchange rates	(7.1)	12.0	—	—
Fair value of plan assets at end of year	$1,204.2	$1,282.7	$—	$—
Net funded status of plan	$(105.1)	$(134.8)	$(0.6)	$(0.8)

	Pension plans		Postretirement benefit obligations
	December 31,		December 31,
	2024	2023	2024	2023
Amounts recorded in the consolidated balance sheets:
Prepaid pension assets (1)	$5.5	$5.6	$—	$—
Short-term pension and postretirement benefits (2)	(1.3)	(1.4)	(0.1)	(0.1)
Long-term pension and postretirement benefits (3)	(109.3)	(139.0)	(0.5)	(0.7)
Net amount recognized	$(105.1)	$(134.8)	$(0.6)	$(0.8)
Accumulated benefit obligation	$1,303.8	$1,410.9	N/A	N/A
Amount recognized in accumulated other comprehensive loss consists of:
Actuarial loss (gain)	$80.3	$82.3	$—	$(0.1)
Prior service cost (credit)	(0.4)	(0.6)	(0.8)	(1.3)
Total amount recognized - pretax	$79.9	$81.7	$(0.8)	$(1.4)

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
In addition, we provide retirement benefits to certain former executives. At December 31, 2024 and 2023, the associated obligations were $4.0 million and $4.5 million, respectively, of which $3.6 million and $4.1 million, respectively, were also reflected within "Long-term pension and postretirement benefits."
The actuarial gain or loss, to the extent it exceeds the greater of 10% of the projected benefit obligation or market-related value of plan assets, will be amortized into expense each year on a straight-line and plan-by-plan basis, over the remaining expected future working lifetime of active participants or the average remaining life expectancy of the participants if all or almost all of the plan participants are inactive. Currently, the amortization period for the U.S. Qualified Plan is 19 years, and three to 31 years for the non-U.S. plans. For our U.S. Qualified Plan and for certain of our non-U.S. plans, the amortization periods are the average life expectancy of all plan participants. This is as a result of almost all plan participants being deemed inactive.
For the year ended December 31, 2024, significant changes in the pension projected benefit obligation include an actuarial gain of $63.8 million of which approximately $80 million and $1 million was attributable to the change in discount rates and mortality assumptions gains, respectively, partially offset by a loss of approximately $11 million due to the updates to the annuity conversion assumption and interest crediting rates for cash balance accounts for our U.S. plan and approximately $8 million primarily related to other actuarial losses.
For the year ended December 31, 2023, significant changes in the pension projected benefit obligation include an actuarial loss of $28.9 million of which approximately $33 million and $6 million was attributable to the change in discount rates and actuarial experience losses, respectively, partially offset by a gain of approximately $5 million due to the updates to the annuity conversion assumptions for cash balance accounts for our U.S. plan and approximately $5 million primarily related to mortality assumptions.
Underfunded or Unfunded Accumulated Benefit Obligations
At December 31, 2024 and December 31, 2023, our underfunded or unfunded accumulated benefit obligation and the related projected benefit obligation were as follows:

	December 31,
	2024	2023
Accumulated benefit obligation	$1,286.1	$1,391.7
Fair value of plan assets	1,181.0	1,257.9
Unfunded accumulated benefit obligation	$105.1	$133.8
Projected benefit obligation	$1,291.6	$1,398.2
The underfunded or unfunded accumulated benefit obligations at December 31, 2024 consisted of $47.6 million and $57.5 million related to our U.S. Qualified Plan and non-U.S. defined benefit plans, respectively.
The underfunded or unfunded accumulated benefit obligations at December 31, 2023 consisted of $67.7 million and $66.1 million related to our U.S. Qualified Plan and non-U.S. defined benefit plans, respectively.
The decrease of $28.7 million for the underfunded or unfunded accumulated benefit obligations at December 31, 2024 was due to lower benefit obligation at December 31, 2024 primarily as a result of change in discount rates, partially offset by lower plan assets at December 31, 2024.
Net Periodic Pension Cost
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Pension plans			Postretirement benefit obligations
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Components of net periodic cost (income):
Service cost	$1.7	$1.6	$3.0	$—	$—	$—
Interest cost	61.9	64.6	35.2	—	—	—
Expected return on plan assets	(79.7)	(80.1)	(79.2)	—	—	—
Amortization of prior service cost (credit)	(0.1)	—	—	(0.4)	(0.4)	(0.4)
Amortization of actuarial loss (gain)	(1.3)	(2.4)	0.1	—	—	—
Net periodic cost (income)	$(17.5)	$(16.3)	$(40.9)	$(0.4)	$(0.4)	$(0.4)

We also recorded a settlement gain of $0.4 million for the year ended December 31, 2024 and a settlement charge $2.1 million for the year ended December 31, 2022.
The following table sets forth other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss):

	Pension plans			Postretirement benefit obligations
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial (loss) gain arising during the year, before tax benefit (expense) of $(4.8), $1.1 and $15.6 for the years ended December 31, 2024, 2023and 2022, respectively.	$3.9	$(3.6)	$(61.9)	$(0.1)	$—	$0.2
Prior service credit (cost) arising during the year, before tax benefit (expense) of $0.2, $(0.2) and less than $0.1 for the years ended December 31, 2024, 2023 and 2022, respectively.	$(0.1)	$0.5	$0.2	$(0.1)	$—	$(0.1)
Less:
Amortization of actuarial (loss) gain, before tax benefit (expense) of $(2.2), $(0.7) and less than $0.1 for the years ended December 31, 2024, 2023 and 2022, respectively.	$1.7	$2.4	$(0.1)	$—	$—	$—
Amortization of prior service (cost) credit, before tax benefit (expense) of $(0.6), $(0.1) and $(0.1) for the years ended December 31, 2024, 2023 and 2022, respectively.	$0.1	$—	$—	$0.4	$0.4	$0.4
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
Assumptions
The following table sets forth the significant weighted-average assumptions we used to determine the projected benefit obligation and the periodic benefit cost:

	Pension plans			Postretirement benefit obligations
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Discount rate for determining projected benefit obligation at December 31	5.23%	4.57%	4.83%	4.77%	4.81%	4.70%
Discount rate in effect for determining service cost	3.76%	3.82%	1.64%	N/A	N/A	N/A
Discount rate in effect for determining interest cost	4.56%	4.76%	2.05%	4.95%	4.71%	2.00%
Weighted average expected long-term return on plan assets	5.70%	5.60%	5.32%	N/A	N/A	N/A
Rate of compensation increase for determining projected benefit obligation at December 31	2.88%	2.87%	2.89%	N/A	N/A	N/A
Rate of compensation increase for determining net pension cost	3.05%	2.97%	2.81%	N/A	N/A	N/A
Interest credit rates for cash balance (1)	4.78% / 4.78%	4.45% / 4.02%	4.45% / 3.94%	N/A	N/A	N/A
(1)For our U.S. Qualified plan, interest for benefits accrued prior to January 1, 1997 is based on 30-year Treasury yield with a guaranteed minimum rate of 3.00% for accruals prior to January 1, 1997 and 4.45% for accruals after January 1, 1997. The resulting assumed interest rate for accruals prior to January 1, 1997 is 4.78%, 4.02% and 3.94% for December 31, 2024, 2023 and 2022, respectively. The resulting assumed interest rate for accruals after January 1, 1997 is 4.78% for December 31, 2024 and 4.45% for December 31, 2023 and 2022.

The expected long-term rate of return assumption was 5.60%, 5.40% and 5.50% for 2024, 2023 and 2022, respectively, for the U.S. Qualified Plan, our principal pension plan. This assumption is based on the plan’s target asset allocation. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.
We use discount rates to measure the present value of pension plan obligations and postretirement health care obligations at year-end, as well as to calculate next year’s pension income or cost. It is derived by using a yield curve approach which matches projected plan benefit payment streams with bond portfolios reflecting actual liability duration unique to the plans. The rate is adjusted at each remeasurement date, based on the factors noted above. We measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). We believe the approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve.
For the mortality assumption we used PRI 2012 mortality table (“PRI-2012”) for our U.S. plans at December 31, 2024 and 2023, together with mortality improvement projection scales MP-2021. The mortality improvement projection scale was adjusted for COVID-19 factors with a declining projection scale for the remeasurement as of December 31, 2024 and 2023.

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
NISA Collective Investment Trust Funds
NISA Collective Investment Trust ("CIT") Funds are offered under the NISA CITs and their units are valued at the reported Net Asset Value ("NAV"). Funds do not publish a daily NAV, therefore, are excluded from the fair value hierarchy.

•NISA Ultra Mid Treasury CIF Fund seeks to track 4.5 times (4.5x) leveraged total return of the Bloomberg 7 - 10 Year Treasury Index minus financing costs. Leverage will be reset at least quarterly with additional leverage provisions.
•NISA Ultra Long Treasury CIF Fund seeks to track 3 times (3x) leveraged total return of the Bloomberg Long Treasury Index minus financing costs. Leverage will be reset at least quarterly with additional leverage provisions.
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

Aon Return Enhancing Alternatives Portfolio SP (the “Fund”) is also a segregated portfolio of Aon Alternatives Fund SPC, a Cayman Islands exempted company registered as a segregated portfolio company. The Portfolio’s investment objective is to generate attractive returns over a full market cycle by investing in a range of alternative investment opportunities.

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
The U.S. Qualified Plan has an additional unfunded commitment of $18.9 million and $21.3 million to the Aon Private Credit Opportunities Fund I, Aon Private Credit Opportunities Fund II and Aon Opportunistic Credit Fund at December 31, 2024 and 2023, respectively.
There were no transfers among the levels of the fair value hierarchy during the years ended December 31, 2024 and 2023.
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
The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2024:

Asset category	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Total
Short-term investment funds	$17.0	$—	$—	$17.0
Aon Collective Investment Trust Funds:
Equity funds	$238.1	$—	$—	$238.1
Fixed income funds	508.0	—	—	508.0
Real estate funds	5.8	—	—	5.8
Total Aon Collective Investment Trust Funds	$751.9	$—	$—	$751.9
Total	$768.9	$—	$—	$768.9
Other Investments Measured at Net Asset Value
Aon Collective Investment Trust Funds				$40.3
NISA Collective Investment Trust Funds				$33.8
Aon Alternative Investment Funds:
Fixed income funds				$144.3
Venture Capital Fund				6.8
Other Non-U.S. commingled equity and fixed income				210.1
Total other investments measured at net asset value				$435.3
Total investments at fair value				$1,204.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2023:

Asset category	Quoted prices in active markets for identical assets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Total
Short-term investment funds	$23.4	$—	$—	$23.4
Aon Collective Investment Trust Funds:
Equity funds	$222.3	$—	$—	$222.3
Fixed income funds	622.7	—	—	622.7
Real estate funds	3.3	—	—	3.3
Total Aon Collective Investment Trust Funds	$848.3	$—	$—	$848.3
Total	$871.7	$—	$—	$871.7
Other Investments Measured at Net Asset Value
Aon Collective Investment Trust Funds				$92.4
Aon Alternative Investment Funds:
Fixed income funds				$76.3
Venture Capital Fund				6.6
Other Non-U.S. commingled equity and fixed income				235.7
Total other investments measured at net asset value				$411.0
Total investments at fair value				$1,282.7

Allocations
We employ a total return investment approach in which a mix of equity, debt and alternative (e.g., real estate) investments is used to achieve a competitive long-term rate of return on plan assets at a prudent level of risk. Our weighted average plan target asset allocation is 41% return-seeking assets (range of 30% to 50%) and 59% liability-hedging assets (range of 50% to 70%).
The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans:

	Asset allocations		Target asset allocations
	December 31,		December 31,
	2024	2023	2024	2023
Return-seeking assets	41%	36%	41%	37%
Liability-hedging assets	59%	64%	59%	63%
Total	100%	100%	100%	100%

Contributions and Benefit Payments

We expect to contribute $4.4 million to our non-U.S. pension plans and $0.2 million to our postretirement benefit plan in 2025. We did not make a contribution in 2024 and are not required to make a contribution to the U.S. Qualified Plan in 2025 for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
the 2024 plan year based on the minimum funding requirements as defined in the Pension Protection Act of 2006 as amended. Final funding requirements for 2024 will be determined based on our January 2025 funding actuarial valuation.
The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2034. Actual benefit payments may differ from expected benefit payments. These amounts are net of expected plan participant contributions:

	Pension plans	Postretirement benefit plans
2025	$100.0	$0.2
2026	$101.8	$0.1
2027	$104.0	$0.1
2028	$105.8	$0.1
2029	$106.2	$0.1
2030 - 2034	$523.6	$0.1
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
We had expense associated with our 401(k) Plan of $10.4 million, $10.6 million and $10.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 8 -- Income Taxes

Income (loss) before provision for income taxes consisted of:

	Year Ended December 31,
	2024	2023	2022
U.S.	$(396.6)	$(360.7)	$(266.6)
Non-U.S	335.3	279.6	239.4
Income (loss) before provision for income taxes and equity in net income of affiliates	$(61.3)	$(81.1)	$(27.2)

	Year Ended December 31,
	2024	2023	2022
Current tax provision:
U.S. Federal	$31.9	$29.2	$62.8
State and local	8.7	10.1	11.8
Non-U.S.	83.2	58.4	49.3
Total current tax provision	$123.8	$97.7	$123.9
Deferred tax provision:
U.S. Federal	$(104.9)	$(99.9)	$(94.1)
State and local	(33.9)	(14.9)	(42.8)
Non-U.S.	(18.7)	(17.1)	(15.8)
Total deferred tax provision	$(157.5)	$(131.9)	$(152.7)
Provision (benefit) for income taxes	$(33.7)	$(34.2)	$(28.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes:

	Year Ended December 31,
	2024	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. Federal tax benefits (1)	44.0	8.5	123.2
Nondeductible charges (2)	(15.4)	(13.5)	(34.0)
U.S. taxes on foreign income	(8.9)	(5.2)	(11.3)
Non-U.S. taxes (3)	18.3	25.6	65.7
Valuation allowance	(1.0)	(1.0)	(2.4)
Interest	(3.1)	(1.0)	(0.5)
Tax credits and deductions	38.4	21.9	32.6
Tax contingencies related to uncertain tax positions	9.0	1.7	(4.4)
GILTI tax (4)	(42.8)	(18.1)	(80.9)
Pillar 2 global minimum tax	(4.8)	—	—
Other	0.2	2.3	(3.0)
Effective tax rate	54.9%	42.2%	106.0%
(1)Primarily related to the impact of state apportionment changes in each year.
(2)The impact for 2024, 2023 and 2022 reflects non-deductible compensation costs.
(3)For the year ended December 31, 2023, the impact was primarily due to higher non-U.S. pre-tax income. For the year ended December 31, 2022, the impact was primarily the effect of lower consolidated pre-tax loss, compared to the prior year.
(4)Primarily due to a reduction to the Global intangible low-taxed income ("GILTI") inclusion in the U.S. due to an election allowing for the exclusion of certain income.
Income taxes paid were $101.9 million, $101.8 million and $143.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Income taxes refunded were $8.0 million, $1.6 million and $4.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Deferred tax assets (liabilities) are comprised of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	December 31,
	2024	2023
Deferred tax assets:
Operating losses	$69.6	$69.7
Interest expense carryforward	225.7	183.3
Bad debts	7.2	6.5
Accrued expenses	16.7	12.9
Capital loss and credit carryforwards	13.3	13.6
Pension and postretirement benefits	21.2	28.5
ASC 842 - Lease liability	10.1	10.2
Equity Compensation	12.2	11.6
Other	7.7	7.3
Total deferred tax assets	$383.7	$343.6
Valuation allowance	(38.2)	(39.2)
Net deferred tax assets	$345.5	$304.4
Deferred tax liabilities:
Intangibles	$(995.3)	$(1,109.0)
Commission Assets	(42.3)	(39.2)
Fixed assets	(13.6)	(14.7)
ASC 842 - ROU asset	(9.8)	(9.8)
Other	(2.5)	(1.8)
Total deferred tax liabilities	$(1,063.5)	$(1,174.5)
Net deferred tax (liabilities) assets	$(718.0)	$(870.1)
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
We have federal, state and local, and foreign tax loss carryforwards, the tax effect of which was $69.6 million as of December 31, 2024. Of the $69.6 million, $52.2 million have an indefinite carry-forward period with the remainder of $17.4 million expiring at various times between 2025 and 2044. Additionally, we have non-U.S. capital loss carryforwards. The associated tax effect was $12.3 million and $12.6 million as of December 31, 2024 and 2023, respectively.
We have established valuation allowances against certain U.S. state and non-U.S. net operating losses and capital loss carryforwards in the amounts of $37.0 million and $39.2 million as of December 31, 2024 and 2023, respectively. In our opinion, certain U.S. state and non-U.S. net operating losses and capital loss carryforwards are more likely than not to expire before we can utilize them.
We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service (“IRS”) for years prior to 2019. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2020. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2017.
The following is a reconciliation of the gross unrecognized tax benefits:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Gross unrecognized tax benefits as of December 31, 2021	$18.6
Additions for current year’s tax positions	1.0
Increase in prior years’ tax positions	0.4
Settlements with taxing authority	(0.3)
Reduction due to expired statute of limitations (1)	(0.8)
Gross unrecognized tax benefits as of December 31, 2022	$18.9
Additions for current year’s tax positions	0.5
Increase in prior years’ tax positions	0.2
Reduction due to expired statute of limitations (2)	(2.2)
Gross unrecognized tax benefits as of December 31, 2023	$17.4
Additions for current year’s tax positions	0.6
Increase in prior years’ tax positions	0.5
Settlements with taxing authority	(4.7)
Reduction due to expired statute of limitations (3)	(0.6)
Gross unrecognized tax benefits as of December 31, 2024	$13.2

(1)The decrease was primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2018 tax year.
(2)The decrease was primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2019 tax year.
(3)The decrease was primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2020 tax year.

As of December 31, 2024, the amount of gross unrecognized tax benefits of $13.2 million that, if recognized, would impact the effective tax rate is $12.4 million, net of tax benefits.
We recognize accrued interest expense related to unrecognized tax benefits in the Provision (Benefit) for Income Taxes line in the consolidated statement of operations and comprehensive income (loss). The total amount of interest expense, net of tax benefits, recognized for the years ended December 31, 2024, 2023 and 2022 was $1.7 million $1.5 million and $0.8 million, respectively. The total amount of accrued interest, net of tax benefits, as of December 31, 2024 and 2023 was $3.6 million and $3.1 million, respectively.
Note 9 -- Earnings (Loss) Per Share
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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2024	2023	2022
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(28.6)	$(47.0)	$(2.3)

Weighted average number of shares outstanding-basic	432,354,671	430,495,779	429,106,164
Weighted average number of shares outstanding-diluted (1)	432,354,671	430,495,779	429,106,164

Earnings (loss) per share of common stock:
Basic	$(0.07)	$(0.11)	$(0.01)
Diluted	$(0.07)	$(0.11)	$(0.01)
(1)The weighted average number of shares outstanding used in the computation of diluted earnings per share excludes the effect of potentially issuable common shares totaling 10,966,541 shares, 11,681,260 shares and 9,618,019 shares for the years ended December 31, 2024, 2023 and 2022,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
respectively. These potentially issuable common shares were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.

Note 10 -- Financial Instruments
The Company is exposed to global market risks, including risks from changes in foreign exchange rates and changes in interest rates. Accordingly, we use derivatives to manage the aforementioned financial exposures that occur in the normal course of business. We do not use derivatives for trading or speculative purposes. By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2024 and 2023, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures and by selection of reputable counterparties. Collateral is generally not required for these types of investments. See Note 2 for our financial instruments accounting policy.
Our trade receivables do not represent a significant concentration of credit risk at December 31, 2024 and 2023, because we sell to a large number of clients in different geographical locations and industries.
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
On September 12, 2024, we entered into an interest rate swap with a notional amount of $1 billion effective September 16, 2024 through March 27, 2028. For this swap, the Company pays a fixed rate of 3.246% and receives the one-month SOFR rate.
On August 2, 2024 and August 5, 2024, we entered into two three-year interest rate swaps, with a notional amount of $350 million and $250 million, respectively. Both swaps have a forward starting effective date of March 27, 2025 and a maturity date of March 27, 2028 ("forward starting interest rate swaps"). The Company pays 3.229% on the $350 million swap and 3.240% on the $250 million swap, and receives the one-month SOFR rate for both swaps.
Effective August 28, 2023, we amended our interest rate swap agreements with an aggregate notional amount of $1,000 million that originally matured on March 27, 2024 ("2024 interest rate swaps"). The amendments extended the maturity date to March 27, 2025. Under the amended agreements, the Company pays a fixed rate of 3.214% and receives the one-month SOFR rate. As a result of the amendment, the 2024 interest rate swaps were de-designated and the unrealized gain of $29.0 million included within accumulated other comprehensive income (loss) was frozen and systematically reclassified to earnings as a reduction to interest expense over the original term of the 2024 interest rate swaps. Additionally, the amended swaps had an aggregate fair value of $29.0 million at inception and is recorded ratably to accumulated other comprehensive income (loss) and reclassified to earnings as an increase to interest expense over the term of the amended interest rate swaps. At the inception of the amended interest rate swaps, we performed a quantitative effectiveness assessment and determined that the swaps qualified for cash flow hedge accounting. Changes in the fair value of the hedging instruments are recorded in OCI, net of tax, and reclassified to earnings in the same line item associated with the hedged item when the hedged item impacts earnings. Additionally, we perform quantitative tests to assess hedging effectiveness over the remaining life of the amended swaps.
On February 2, 2023, the Company entered into two three-year interest rate swaps with an aggregate notional amount of $1,500 million, effective January 27, 2023 through February 8, 2026. For these swaps, the Company pays a fixed rate of 3.695% and received the one-month LIBOR rate through June 27, 2023 and receives the one-month Term SOFR rate after June 27, 2023 for the remainder of the term. On September 12, 2024, we terminated one of the interest rate swaps with a notional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
amount of $1 billion and received $0.2 million. The unrealized gain of $0.2 million included within OCI has been reclassified to earnings during the year ended December 31, 2024.
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
The following table summarizes our interest rate swaps in effect as of December 31, 2024 and 2023:

Expiration date	Fixed rate	Notional amount
		December 31, 2024	December 31, 2023
February 27, 2025	1.629%	$250.0	$250.0
March 27, 2025	3.214%	1,000.0	1,000.0
February 8, 2026	3.695%	500.0	1,500.0
March 27, 2028	3.246%	1,000.0	—
Total interest rate swaps		$2,750.0	$2,750.0
In addition, we had forward starting interest rate swaps with an aggregate notional amount of $600 million at December 31, 2024. See above for additional detail.
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

Foreign exchange forward contracts
To decrease earnings volatility, we currently hedge substantially all our intercompany balance positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. The underlying transactions and the corresponding foreign exchange forward contracts are marked to market at the end of each quarter and the fair value changes are reflected within “Non-operating income (expense) – net” in the consolidated statements of operations and comprehensive income (loss).
These contracts are denominated primarily in the Euro, Swedish Krona, British pound sterling and Norwegian Krone. Our foreign exchange forward contracts are not designated as hedging instruments and typically have maturities of 12 months or less.

As of December 31, 2024 and December 31, 2023, the notional amounts of our foreign exchange contracts were $583.5 million and $653.1 million, respectively. Realized gains and losses associated with these contracts were $32.7 million and $33.5 million, respectively, for the year ended December 31, 2024; $29.6 million and $24.3 million, respectively, for the year ended December 31, 2023; and $34.1 million and $48.2 million, respectively, for the year ended December 31, 2022. Unrealized gains and losses associated with these contracts were $1.3 million and $3.4 million, respectively, at December 31, 2024; $8.0 million and $2.3 million, respectively, at December 31, 2023; and $3.5 million and $0.3 million, respectively, at December 31, 2022.

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
The following table summarizes our cross-currency swaps in effect as of December 31, 2024 and 2023:

December 31, 2024
	Pay		Receive
Expiration date	Notional amount	Interest rate	Notional amount	Interest rate
July 19, 2025 (1)	€124.0	0%	$125.0	1.883%
July 19, 2026	124.0	0%	125.0	1.723%
July 19, 2027 (1)	124.0	0%	125.0	1.400%
April 16, 2028 (1)	69.2	0%	75.0	1.676%
April 16, 2028 (1)	69.2	0%	75.0	1.685%
April 16, 2029 (1)	92.2	0%	100.0	1.703%
Total cross-currency swaps	€602.6		$625.0

December 31, 2023
	Pay		Receive
Expiration date	Notional amount	Interest rate	Notional amount	Interest rate
July 19, 2024 (2)	€124.0	0%	$125.0	2.205%
July 19, 2025	124.0	0%	125.0	1.883%
July 19, 2026	124.0	0%	125.0	1.723%
Total cross-currency swaps	€372.0		$375.0
(1)These swaps were terminated in January, 2025. Upon the termination of these swaps, we paid cash of $1.1 million, which will be reported in OCI for the three months ended March 31, 2025, and will remain within accumulated OCI until the period in which a disposal or substantial liquidation of the entities hedged occurs.
(2)This swap was amended on April 19, 2024 to extend the maturity date to July 19, 2027 and change the USD coupon fixed rate to 1.400%. As a result of the amendment, the original cross-currency swap was de-designated and the unrealized loss of $0.3 million related to the off-market component included within accumulated other comprehensive income (loss) will be systematically reclassified to earnings as a reduction to interest expense through July 19, 2027.

We received aggregate interest payments of $9.7 million, $7.3 million and $4.9 million related to these cross-currency swaps for the years ended December 31, 2024, 2023 and 2022, respectively. These payments were recorded as contra expense within "Interest expense" in the condensed consolidated statements of operations and comprehensive income (loss).

On January 3, 2025, we executed five tranches of cross-currency swaps with a total notional amount of $500 million (€485.8 million), replacing previously existing cross-currency swaps. Two tranches have a notional amount of $125 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
each. For the first tranche, we receive USD coupons at the fixed rate of 1.909% till the maturity date of July 19, 2027 and pay EUR coupons of 0%. For the second tranche, we receive USD coupons at the fixed rate of 1.415% till the maturity date of January 3, 2030 and pay EUR coupons of 0%. The third tranche has a notional amount of $100 million, where we receive USD coupons at a fixed rate of 1.762% till the maturity date of April 16, 2029 and pay EUR coupons of 0%. Two additional tranches have a notional amount of $75 million each, where we receive USD coupons at fixed rates of 1.790% and 1.803%, respectively, till the maturity date of April 16, 2028 and pay EUR coupons of 0%. On the maturity date of each tranche, we will receive the respective notional amount in USD and pay the counterparty the same in euros.
Fair Values of Derivative Instruments in the Consolidated Balance Sheets

	Asset derivatives				Liability derivatives
	December 31,				December 31,
	2024		2023		2024		2023
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cash flow hedge derivative:
Interest rate swaps	Other current assets	$42.6	Other current assets	$33.1	Other accrued & current liabilities	$—	Other accrued & current liabilities	$—
Net investment hedge derivative:
Cross-currency swaps	Other current assets	3.7	Other current assets	—	Other accrued & current liabilities	13.2	Other accrued & current liabilities	34.1
Total derivatives designated as hedging instruments		$46.3		$33.1		$13.2		$34.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$1.3	Other current assets	$8.0	Other accrued & current liabilities	$3.4	Other accrued & current liabilities	$2.3
Total derivatives not designated as hedging instruments		$1.3		$8.0		$3.4		$2.3
Total derivatives		$47.6		$41.1		$16.6		$36.4

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss)

	Amount of pre-tax net gain or (loss) recognized in OCI on derivative
	Year Ended December 31,
Derivatives designated as hedging instruments	2024	2023	2022
Cash flow hedge derivative:
Interest rate swaps	$15.4	$(43.4)	$55.6
Net investment hedge derivative:
Cross-currency swaps	$24.2	$(17.0)	$2.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

		Amount of gain or (loss) reclassified from accumulated OCI into income
		Year Ended December 31,
Derivatives designated as hedging instruments	Location of gain or (loss) reclassified from accumulated OCI into income	2024	2023	2022
Cash flow hedge derivative:
Interest rate swaps	Interest expense	$45.8	$75.4	$13.2

		Amount of gain or (loss) recognized in income on derivative
		Year Ended December 31,
Derivatives designated as hedging instruments	Location of gain or (loss) reclassified from accumulated OCI into income	2024	2023	2022
Cash flow hedge derivative:
Interest rate swaps	Interest expense	$45.8	$75.4	$13.2

		Amount of gain (loss) recognized in income on derivatives
		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	2024	2023	2022
Foreign exchange forward contracts	Non-operating income (expense) – net	$(8.6)	$7.9	$(12.1)

The net amount related to the interest rate swaps expected to be reclassified into earnings over the next 12 months is approximately $18 million.
Fair Value of Financial Instruments
Our financial assets and liabilities that are reflected in the consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term borrowings and long-term borrowings.
The following table summarizes fair value measurements by level at December 31, 2024 for assets and liabilities measured at fair value on a recurring basis:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Quoted prices in active markets for identical assets (level I)	Significant other observable inputs (level II)	Significant unobservable inputs (level III)	Balance at December 31, 2024
Assets:
Cash equivalents (1)	$0.4	$—	$—	$0.4
Other current assets:
Foreign exchange forwards (2)	$—	$1.3	$—	$1.3
Interest rate swap arrangements (3)	$—	$42.6	$—	$42.6
Cross-currency swap arrangements (3)	$—	$3.7	$—	$3.7
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$3.4	$—	$3.4
Cross-currency swap arrangements (3)	$—	$13.2	$—	$13.2
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
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for both the years ended December 31, 2024 and 2023.
At December 31, 2024 and 2023, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	December 31,
	2024		2023
	Carrying amount	Fair value	Carrying amount	Fair value
Senior Unsecured Notes	$455.7	$433.4	$454.9	$420.3
Revolving facility	$10.0	$9.8	$25.0	$24.6
Term loans (1)	$3,063.0	$3,013.4	$3,065.3	$3,003.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
(1)Includes short-term and long-term portions of the Term Loan Facility.
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

Note 11 -- Supplemental Financial Data
Other Non-Current Assets:

	Year Ended December 31,
	2024	2023
Right of use assets (1)	$42.6	$43.1
Prepaid pension assets	5.5	5.6
Investments	32.4	20.6
Deferred income tax	2.9	17.2
Long-term contract assets	32.8	18.0
Prepaid cloud computing fees and deferred implementation costs	37.1	23.2
Long-term technology vendor contracts	79.3	46.9
Other	19.4	13.2
Total	$252.0	$187.8
(1)See Note 12 for further detail.

Other Accrued and Current Liabilities:

	Year Ended December 31,
	2024	2023
Accrued operating costs	$100.3	$94.3
Accrued interest expense	4.7	5.3
Short-term lease liability (1)	15.9	15.0
Accrued income tax	50.5	15.3
Swap liabilities (2)	13.2	34.1
Other accrued liabilities	23.4	32.1
Total	$208.0	$196.1
(1)See Note 12 for further detail.
(2)See Note 10 for further detail.

Other Non-Current Liabilities:

	Year Ended December 31,
	2024	2023
Deferred revenue - long term	$22.6	$19.7
U.S. tax liability associated with the 2017 Act	16.3	29.4
Liabilities for unrecognized tax benefits	16.0	19.8
Long-term lease liability (1)	32.7	33.8
Other	14.4	15.5
Total	$102.0	$118.2
(1)See Note 12 for further detail.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Property, Plant and Equipment - Net:

	December 31,
	2024	2023
Land	$7.7	$7.7

Building and building improvement	$63.8	$63.7
Less: accumulated depreciation	5.6	4.0
Net building and building improvement	$58.2	$59.7

Furniture and equipment (1)	$62.2	$61.9
Less: accumulated depreciation	41.7	32.8
Net furniture and equipment	$20.5	$29.1

Leasehold improvements	$12.0	$14.5
Less: accumulated depreciation	7.3	8.9
Net leasehold improvements	$4.7	$5.6

Property, plant and equipment - net	$91.1	$102.1
(1)Including $9.4 million and $15.9 million financing lease assets at December 31, 2024 and 2023, respectively.
Property, plant and equipment depreciation and amortization expense was $16.2 million, $15.4 million and $13.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. We also recorded impairment charges of $0.4 million included in selling and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2022, primarily related to leasehold improvements for offices we ceased to occupy.
Computer Software and Goodwill:

	Computer software	Goodwill
January 1, 2023	$631.8	$3,431.3
Additions at cost (1) (2)	182.4	—
Amortization	(153.7)	—
Impairment / Write-off	(2.3)	—
Other (3)	8.1	14.5
December 31, 2023	$666.3	$3,445.8
Additions at cost (1)(2)	200.1	—
Amortization	(174.8)	—
Impairment / Write-off	(0.7)	—
Other (3)	(14.6)	(36.0)
December 31, 2024	$676.3	$3,409.8

Other Intangibles:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Customer relationships	Reacquired rights	Database	Other indefinite-lived intangibles (5)	Other intangibles	Total
January 1, 2023 (4)	$1,536.7	$245.5	$1,100.0	$1,280.0	$157.9	$4,320.1
Additions at cost (1)	—	—	—	—	0.7	0.7
Amortization	(221.9)	(18.9)	(160.1)	—	(16.8)	(417.7)
Other (3)	1.9	7.3	0.7	—	2.9	12.8
December 31, 2023 (4)	$1,316.7	$233.9	$940.6	$1,280.0	$144.7	$3,915.9
Additions at cost (1)	—	—	—	—	0.6	0.6
Amortization	(204.1)	(19.0)	(147.1)	—	(16.4)	(386.6)
Other (3)	(3.9)	(14.6)	(3.5)	—	(1.1)	(23.1)
December 31, 2024 (4)	$1,108.7	$200.3	$790.0	$1,280.0	$127.8	$3,506.8
(1)Primarily related to software-related enhancements on products.
(2)For the years ended December 31, 2024 and 2023, total non-cash additions were $24.8 million and $7.2 million, of which $11.5 million and $4.6 million, respectively, was reflected in "Other accrued and current liabilities" and $9.0 million and $2.6 million, respectively, was reflected in "Other non-current liabilities". In addition, $4.3 million additions during 2024 were paid in the prior year.
(3)Primarily due to the impact of foreign currency fluctuations.
(4)Customer Relationships—Net of accumulated amortization of $1,411.2 million and $1,212.7 million as of December 31, 2024 and as of December 31, 2023, respectively.
Reacquired Rights—Net of accumulated amortization of $77.3 million and $63.4 million as of December 31, 2024 and as of December 31, 2023, respectively.
Database—Net of accumulated amortization of $1,015.7 million and $872.8 million as of December 31, 2024 and as of December 31, 2023, respectively.
Other Intangibles —Net of accumulated amortization of $93.1 million and $77.1 million as of December 31, 2024 and as of December 31, 2023, respectively.
(5)Primarily related to the D&B trademark recognized in connection with historical merger and acquisition transactions.
The table below sets forth the future amortization as of December 31, 2024 associated with computer software and other intangibles:

	2025	2026	2027	2028	2029	Thereafter	Total
Computer software	$198.7	$155.4	$119.1	$88.3	$59.0	$55.8	$676.3
Customer relationships	187.3	169.6	151.8	134.0	116.0	350.0	1,108.7
Reacquired rights	18.1	18.1	18.1	18.1	18.1	109.8	200.3
Database	133.9	120.6	107.3	95.3	83.3	249.6	790.0
Other intangibles	16.4	16.2	16.1	16.1	15.7	47.3	127.8
Total	$554.4	$479.9	$412.4	$351.8	$292.1	$812.5	$2,903.1

Allowance for Credit Risks:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

January 1, 2022	$16.5
Additions charged to costs and expenses	5.4
Write-offs	(9.3)
Recoveries	2.2
Other	(0.5)
December 31, 2022	$14.3
Additions charged to costs and expenses	12.6
Write-offs	(8.3)
Recoveries	1.5
December 31, 2023	$20.1
Additions charged to costs and expenses	16.5
Write-offs	(11.9)
Recoveries	1.4
Other	(0.3)
December 31, 2024	$25.8

Deferred Tax Asset Valuation Allowance:

January 1, 2022	$39.4
Additions charged (credited) to costs and expenses	0.6
Additions charged (credited) due to foreign currency fluctuations	(3.0)
December 31, 2022	$37.0
Additions charged (credited) to costs and expenses	0.9
Additions charged (credited) due to foreign currency fluctuations	1.3
December 31, 2023	$39.2
Additions charged (credited) to costs and expenses	0.6
Additions charged (credited) due to foreign currency fluctuations	(1.6)
December 31, 2024	$38.2

Non-Controlling Equity Interest:
On November 1, 2022, we purchased the non-controlling equity interest (“NCI”) of our China operations from a third-party entity for RMB 815.4 million, of which RMB 169.1 million, or $23.2 million was paid in November 2022 and a liability of $93.7 million was recognized for the remaining liability as of December 31, 2022. During 2023 we settled the liability with total payments of $95.7 million. We recognized a foreign exchange loss of $2.6 million associated with the payments for the year ended December 31, 2023. The transaction was accounted for as an equity transaction among shareholders, and accordingly, no gain or loss was recognized in consolidated net income or comprehensive income.
Other Income (Expense) — Net:
Other income (expense) - net was as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Year Ended December 31,
	2024	2023	2022
Non-operating pension income (expense) (1)	$20.0	$18.3	$42.2
Debt redemption premium (2)	—	—	(16.3)
Miscellaneous other income (expense) – net (3)	(19.7)	(23.6)	(12.0)
Other income (expense) – net	$0.3	$(5.3)	$13.9
(1)Lower non-operating pension income in 2024 and 2023 compared to 2022 was primarily attributable to higher interest costs in 2024 and 2023, driven by higher discount rates.
(2)For the year ended December 31, 2022, debt redemption premium was related to the early redemption of then-existing 6.875% Senior Secured Notes in January 2022.
(3)Lower miscellaneous other income (expense)- net in 2024 compared to 2023 was primarily due to lower foreign exchange losses in the current year, partially offset by higher fees related to the accounts receivable securitization facility. Higher miscellaneous other income (expense) - net in 2023 compared to 2022 was primarily driven by fees incurred for the accounts receivable securitization facility, including fees for administrative responsibilities. See Note 14 for further discussion.

Note 12 — Leases

The table below summarizes our lease assets and lease liabilities included in our balance sheet:

	December 31, 2024	December 31, 2023
Right of use assets included in other non-current assets	$42.6	$43.1
Finance lease assets included in Property, Plant and Equipment	9.4	15.9
Total lease assets	$52.0	$59.0

Short-term operating lease liabilities included in other accrued and current liabilities	$15.9	$15.0
Short-term finance lease liabilities included in other accrued and current liabilities	2.0	2.1
Long-term operating lease liabilities included in other non-current liabilities	32.7	33.8
Long-term finance lease liabilities included in other non-current liabilities	2.0	3.9
Total lease liabilities	$52.6	$54.8
We recognized $14.0 million and $4.5 million for both right of use assets and lease liabilities related to new operating leases for the years ended December 31, 2024 and 2023, respectively.
The lease costs, supplemental cash flow and other information, and maturity analysis for leases is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Year Ended December 31,
	2024	2023	2022
Operating lease costs	$16.7	$16.1	$21.4
Variable lease costs	7.0	8.0	5.8
Short-term lease costs	1.0	1.0	1.3
Amortization of finance lease assets	6.6	4.3	0.3
Interest on finance lease liabilities	0.3	0.1	0.1
Sublease income	(5.6)	(3.1)	(3.4)
Total lease costs	$26.0	$26.4	$25.5
We recorded an impairment charge of $2.6 million for the year ended December 31, 2022, primarily as a result of our decision to consolidate office facilities in the United States and certain international markets.
Cash paid for operating leases is included in operating cash flows and was $18.5 million, $21.5 million and $30.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Cash paid for finance leases is included in finance cash flows and was $2.3 million, $15.4 million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The maturity analysis for operating and finance lease liabilities as of December 31, 2024 is as follows:

	Operating Leases	Finance Leases
2025	$18.2	$2.2
2026	15.5	2.0
2027	9.0	0.1
2028	4.7	—
2029	2.7	—
Thereafter	4.3	—
Undiscounted cash flows	54.4	4.3
Less imputed interest	5.8	0.3
Total operating and finance lease liabilities	$48.6	$4.0

Other supplemental information on remaining lease term and discount rate is as follows:

	December 31,
	2024	2023
Weighted average remaining lease term - operating leases (in years)	3.9 years	3.6 years
Weighted average remaining lease term - finance leases (in years)	2.0 years	2.9 years
Weighted average discount rate - operating leases	5.7%	5.5%
Weighted average discount rate - finance leases	6.9%	6.9%

Note 13 -- Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

		At December 31, 2024			At December 31, 2023
	Maturity	Principal amount	Debt issuance costs and discount*	Carrying value	Principal amount	Debt issuance costs and discount*	Carrying value
Debt maturing within one year:
2029 Term loan B (1)	January 18, 2029	$31.0	$—	$31.0	$—	$—	$—
2026 Term loan (1)	Fully paid off in January 2024	—	—	—	28.1	—	28.1
2029 Term loan (1)	Fully paid off in January 2024	—	—	—	4.6	—	4.6
Total short-term debt		$31.0	$—	$31.0	$32.7	$—	$32.7

Debt maturing after one year:
2029 Term loan B (1)	January 18, 2029	$3,049.4	$17.4	$3,032.0	$—	$—	$—
2026 Term loan (1)	Fully paid off in January 2024	—	—	—	2,623.6	33.0	2,590.6
2029 Term loan (1)	Fully paid off in January 2024	—	—	—	447.3	5.3	442.0
Revolving facility (1) (2)	February 15, 2029	10.0	—	10.0	25.0	—	25.0
5.000% Senior unsecured notes (1)	December 15, 2029	460.0	4.3	455.7	460.0	5.1	454.9
Total long-term debt		$3,519.4	$21.7	$3,497.7	$3,555.9	$43.4	$3,512.5
Total debt		$3,550.4	$21.7	$3,528.7	$3,588.6	$43.4	$3,545.2
*Initial debt issuance costs were recorded as a reduction of the carrying amount of the debt and amortized over the contractual term of the debt. Balances represent the unamortized portion of debt issuance costs and discounts.

(1) The 5.000% Senior Unsecured Notes and the Senior Secured Credit Facilities contain certain covenants that limit our ability to incur additional indebtedness and guarantee indebtedness, create liens, engage in mergers or acquisitions, sell, transfer or otherwise dispose of assets, pay dividends and distributions or repurchase capital stock, prepay certain indebtedness and make investments, loans and advances. We were in compliance with these non-financial covenants at December 31, 2024 and December 31, 2023.
(2) The Revolving Facility contains a springing financial covenant requiring compliance with a maximum ratio of first lien net indebtedness to consolidated EBITDA of 6.75. The financial covenant applies only if the aggregate principal amount of borrowings under the Revolving Facility and certain outstanding letters of credit exceeds 35% of the total amount of commitments under the Revolving Facility on the last day of any fiscal quarter. The financial covenant did not apply at December 31, 2024 and December 31, 2023.

Senior Secured Credit Facilities
On February 8, 2019, the Company entered into a credit agreement governing its Senior Secured Credit Facilities (the "Senior Secured Credit Facilities"). Subsequently, the credit agreement has been amended several times. Currently, the Senior Secured Credit Facilities consist of a senior secured term loan facility and a senior secured revolving credit facility.
On January 29, 2024, we amended our credit agreement related to the then existing $451.9 million term loan with a maturity date of January 18, 2029 (the "2029 Term Loan"), to reduce its interest rate by 0.25%, resulting in a margin spread of SOFR plus 2.75% per annum and to increase the then existing term loan facility by $2,651.7 million to establish a new term loan with an aggregate principal amount of $3,103.6 million and a maturity date of January 18, 2029 ("2029 Term Loan B"). The proceeds from the 2029 Term Loan B were used to fully repay the previously existing term loans, including the senior secured term loan with a maturity date of February 8, 2026 (the "2026 Term Loan") and the 2029 Term Loan. As a result, we recorded a loss on debt extinguishment of $37.1 million related to the unamortized debt issuance costs associated with the then existing 2026 and 2029 Term Loan. The loss was recorded within “Non-operating income (expense)-net” for the year ended December 31, 2024. Initial debt issuance costs of $21.6 million related to the 2029 Term Loan B were recorded as a reduction of the carrying amount of long term debt and are amortized over the contractual term of the term loan. Concurrently, we also amended our credit agreement governing the Revolving Facility to extend the maturity date to February 15, 2029, and to reduce the applicable margin by 50 basis points, resulting in a margin spread of SOFR plus 2.50% per annum, subject to a leverage-based pricing grid. The Credit Spread Adjustment under the Revolving Facility was also removed as part of the amendment. Total fees paid associated with the amendment of the Revolving Facility were $5.0 million, which is deferred and amortized over the term of the new arrangement, together with the original unamortized deferred costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
On November 19, 2024, we amended our credit agreement related to the 2029 Term Loan B, to reduce its interest rate by 0.50%, resulting in a margin spread of SOFR plus 2.25% per annum, with an additional 0.25% step down in the applicable margin if the Company maintains a rating of at least BB- from Standard & Poor's Investors Ratings Services and at least Ba3 from Moody's Investors Service. As a result of the amendment, we recorded an expense of $1.7 million within "Non-operating income (expense)-net" for the year ended December 31, 2024 related to the write off of unamortized debt issuance costs of $0.2 million and transaction fees of $1.5 million.
Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin over SOFR or LIBOR for the interest period relevant to such borrowing, subject to interest rate floors, and secured by substantially all of the Company’s assets. We completed the transition of reference rate from LIBOR to SOFR in the second quarter of 2023. We utilized the expedients set forth in ASC Topic 848, including those relating to derivative instruments used in hedging relationships. This transition did not result in a financial impact to our consolidated financial statements.
Other details of the Senior Secured Credit Facilities:
•For the 2029 Term Loan B, beginning June 30, 2024, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on January 18, 2029. The interest rate per annum for the 2029 Term Loan B is based on a SOFR rate plus a margin of 225 basis points subsequent to the amendment on November 19, 2024, as discussed above. The interest rate associated with the outstanding balance of the 2029 Term Loan B at December 31, 2024 was 6.588%.

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

• Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus 250 basis points, subject to a leverage-based pricing grid, at December 31, 2024 and 310 basis points over a SOFR rate, inclusive of the SOFR credit spread adjustment, at December 31, 2023. The aggregate amount available under the Revolving Facility is $850 million. The available borrowings under the Revolving Facility at December 31, 2024 and December 31, 2023 were $840.0 million and $825.0 million, respectively. The interest rates associated with the outstanding balance of the Revolving Facility at December 31, 2024 and December 31, 2023 were 6.870% and 8.462%, respectively. Initial debt issuance costs related to the Revolving Facility were included in "Other non-current assets" on the consolidated balance sheet and are amortized over the term of the Revolving Facility.

The table below sets forth the scheduled maturities and interest payments for our total debt outstanding as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total
Debt principal outstanding as of December 31, 2024	$31.0	$31.0	$31.0	$31.0	$3,426.4	$—	$3,550.4
Interest associated with debt outstanding as of December 31, 2024	225.3	223.2	221.2	219.1	38.2	—	927.0
Total debt and interest	$256.3	$254.2	$252.2	$250.1	$3,464.6	$—	$4,477.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $9.3 million at December 31, 2024 and $10.2 million at December 31, 2023.
We entered into interest rate swaps and cross currency interest rate swaps, with various maturity dates, in order to manage the impact of interest rate changes. We had interest rate swap contracts with an aggregate notional amount of $2,750 million in effect as of December 31, 2024 and December 31, 2023, and cross-currency interest rate contracts with an aggregate notional amount of $625 million and $375 million at December 31, 2024 and December 31, 2023, respectively. See Note 10 for more detailed discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 14 -- Accounts Receivable Securitization Facility

In September 2022, the Company entered into a three-year revolving securitization facility agreement to transfer customer receivables of one of our U.S. subsidiaries (“Originator”) through our bankruptcy-remote subsidiary (“SPE”) to a third-party financial institution (“Purchaser”) on a recurring basis in exchange for cash equal to the gross receivables transferred. In November 2024, the agreement was amended to extend the term date from September 9, 2025 to November 18, 2027. The facility had a monthly drawing limit of $215 million at both December 31, 2024 and December 31, 2023. Transfers of our U.S. accounts receivable from the SPE to the Purchaser are accounted for as a sale of financial assets, and the accounts receivable are derecognized from the consolidated financial statements, as the SPE transfers effective control and risk associated with the transferred accounts receivable. Other than collection and administrative responsibilities, the Company and related subsidiaries have no continuing involvement in the transferred accounts receivable. The accounts receivable, once sold, are no longer available to satisfy creditors of the Company or the related subsidiaries in the event of bankruptcy. These sales are transacted at the face value of the relevant accounts receivable. The future outstanding balance of trade receivables that will be sold is expected to vary based on the level of activity and other factors. The receivables sold are fully guaranteed by the SPE that also pledges further accounts receivable as collateral under this agreement. The Company controls and therefore consolidates the SPE in its consolidated financial statements.

The Company derecognized accounts receivable of $828.5 million and $872.6 million for the years ended December 31, 2024 and 2023, respectively. The Company collected $828.5 million and $872.6 million of accounts receivable sold under this agreement during the years ended December 31, 2024 and 2023, respectively. Unsold accounts receivable of $95.5 million and $112.0 million were pledged by the SPE as collateral to the Purchaser as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, recourse liability related to the receivables sold that has not been collected was immaterial.

Fees incurred for the facility, including fees for administrative responsibilities, were $13.8 million, $12.4 million and $3.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, and were reflected within "Non-operating income (expense) – net” in the consolidated statements of operations and comprehensive income (loss).

Cash activity related to the facility is reflected in "Net cash provided by operating activities" in the consolidated statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Note 15 -- Stockholders' Equity
Below is a reconciliation of our common stock issued and outstanding:

	Common Shares	Treasury Shares	Common Shares Outstanding
Shares as of December 31, 2021 (1)	432,070,999	(873,217)	431,197,782
Shares issued for the year ended December 31, 2022	5,335,911	N/A	5,335,911
Shares forfeited for the year ended December 31, 2022 (2)	(802,463)	(13,703)	(816,166)
Shares as of December 31, 2022	436,604,447	(886,920)	435,717,527
Shares issued for the year ended December 31, 2023	4,507,883	N/A	4,507,883
Shares forfeited for the year ended December 31, 2023 (2)	(1,377,074)	N/A	(1,377,074)
Shares as of December 31, 2023	439,735,256	(886,920)	438,848,336
Shares issued for the year ended December 31, 2024	5,080,573	N/A	5,080,573
Shares forfeited for the year ended December 31, 2024 (2)	(1,416,057)	N/A	(1,416,057)
Shares repurchased for the year ended December 31, 2024 (3)	N/A	(961,360)	(961,360)
Shares as of December 31, 2024	443,399,772	(1,848,280)	441,551,492
(1)Treasury shares as of December 31, 2021 are primarily related to the forfeiture of unvested incentive units granted prior to the IPO.
(2)Includes shares surrendered related to payroll tax withheld for the vested restricted shares.
(3)Shares acquired under our three-year stock repurchase program.

Stock Repurchase Program

On April 30, 2024, our Board of Directors authorized a three-year stock repurchase program, (the "2024 Stock Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through April 30, 2027. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. During the year ended December 31, 2024 we repurchased 961,360 shares of common stock for $9.3 million, net of accrued excise tax, at an average price of $9.71 per share.

Stockholder Dividends

The following dividends were declared by our Board of Directors and subsequently paid during the years ended December 31, 2024, 2023 and 2022:

	Dividends Per Share
	Year ended December 31,
	2024		2023		2022 (1)
	Declared	Paid	Declared	Paid	Declared	Paid
First Quarter	$0.05	$0.05	$0.05	$0.05	$—	$—
Second Quarter	0.05	0.05	0.05	0.05	—	—
Third Quarter	0.05	0.05	0.05	0.05	0.05	0.05
Fourth Quarter	0.05	0.05	0.05	0.05	0.05	0.05
Total	$0.20	$0.20	$0.20	$0.20	$0.10	$0.10
(1)Starting July 28, 2022, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock.
On February 6, 2025, the Board of Directors approved the declaration of a quarterly dividend of $0.05 per share of common stock, payable on March 20, 2025 to shareholders of record at the close of business on March 6, 2025. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.
Dividends accrued for restricted shares are contingent and payable upon vesting of the underlying restricted shares.
Note 16 -- Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Foreign currency translation adjustments	Net investment hedge derivative	Defined benefit pension plans	Cash flow hedge derivative	Total
Balance, January 1, 2022	$(52.6)	$—	$(11.9)	$7.4	$(57.1)
Other comprehensive income (loss) before reclassifications	(119.7)	2.0	(46.3)	50.7	(113.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	0.1	(9.7)	(9.6)
Balance, December 31, 2022	$(172.3)	$2.0	$(58.1)	$48.4	$(180.0)
Other comprehensive income (loss) before reclassifications	29.8	(12.5)	(2.1)	23.6	38.8
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(2.0)	(55.5)	(57.5)
Balance, December 31, 2023	$(142.5)	$(10.5)	$(62.2)	$16.5	$(198.7)
Other comprehensive income (loss) before reclassifications	(76.2)	17.8	(1.0)	45.3	(14.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	0.6	(33.9)	(33.3)
Balance, December 31, 2024	$(218.7)	$7.3	$(62.6)	$27.9	$(246.1)
The following table summarizes the reclassifications out of AOCI:

		Amount reclassified from accumulated other comprehensive income (loss)
		Year Ended December 31,
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	2024	2023	2022
Defined benefit pension plans:
Amortization of prior service costs	Other income (expense)- net	$(0.5)	$(0.4)	$0.1
Amortization of actuarial gain/loss	Other income (expense)- net	(1.7)	(2.4)	0.1
Cash flow hedge derivative:
Interest contracts	Interest expense	(45.8)	(75.4)	(13.2)
Total before tax		$(48.0)	$(78.2)	$(13.0)
Tax benefit (expense)		14.7	20.7	3.4
Total reclassifications for the period, net of tax		$(33.3)	$(57.5)	$(9.6)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
Our chief operating decision maker ("CODM"), who is our Chief Executive Officer, uses adjusted EBITDA as the primary profitability measure for making decisions regarding ongoing operations. We define adjusted EBITDA as net income (loss) attributable to Dun & Bradstreet Holdings, Inc. excluding the following items: (i) depreciation and amortization; (ii) interest expense and income; (iii) income tax benefit or provision; (iv) other non-operating expenses or income; (v) equity in net income of affiliates; (vi) net income attributable to non-controlling interests; (vii) equity-based compensation; (viii) restructuring charges; (ix) merger and acquisition-related operating costs; (x) transition costs primarily consisting of non-recurring expenses associated with transformational and integration activities; and (xi) other adjustments include non-recurring charges such as legal expense associated with significant legal and regulatory matters and impairment charges.

	Year Ended December 31,
	2024	2023	2022
Segment Revenue:
North America	$1,672.3	$1,644.5	$1,587.1
International	709.4	669.5	637.5
Consolidated total	$2,381.7	$2,314.0	$2,224.6

Segment Operating Costs:(1)
North America	$926.5	$901.2	$869.1
International	474.1	454.1	435.3
Consolidated total	$1,400.6	$1,355.3	$1,304.4

Segment Adjusted EBITDA:
North America	$745.8	$743.3	$718.0
International	235.3	215.4	202.2
Consolidated total	$981.1	$958.7	$920.2

Reconciliation of Adjusted EBITDA:
Segment adjusted EBITDA	$981.1	$958.7	$920.2
Other EBITDA - Corporate and Other	(54.5)	(66.5)	(56.7)
Consolidated total adjusted EBITDA	$926.6	$892.2	$863.5
Depreciation and amortization	(577.6)	(586.8)	(587.2)
Interest expense - net	(256.4)	(216.1)	(191.0)
Other income (expense) - net	0.3	(5.3)	13.9
Equity-based compensation	(67.6)	(83.4)	(66.0)
Restructuring charges	(16.9)	(13.2)	(20.5)
Merger, acquisition and divestiture-related operating costs	(2.3)	(7.1)	(23.4)
Transition costs (2)	(60.7)	(52.9)	(24.4)
Other adjustments (3)	(6.7)	(8.5)	7.9
Income (loss) before income tax provision and equity in net income of affiliates	$(61.3)	$(81.1)	$(27.2)
Benefit (provision) for income taxes	33.7	34.2	28.8
Equity in net income of affiliates	3.1	3.2	2.5
Net income (loss) attributable to non-controlling interest	(4.1)	(3.3)	(6.4)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(28.6)	$(47.0)	$(2.3)
(1)Segment operating costs primarily include personnel costs, cloud infrastructure costs and data acquisition costs. Our CODM uses consolidated expense information to manage operations.
(2)Transition costs primarily consisting of non-recurring expenses associated with investments to transform our technology and back-office infrastructure, including investment in the architecture of our technology platforms and cloud-focused infrastructure. The transformation efforts require us to dedicate separate resources in order to develop the new cloud-based infrastructure in parallel with our current environment.
(3)Adjustments for 2024 and 2023 were primarily related to legal fees associated with ongoing legal matters discussed in Note 18 and impairment charges. Adjustments for 2022 were primarily related to non-cash purchase accounting adjustments for deferred commission cost amortization and non-recurring legal reserve adjustments related to the FTC matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Year Ended December 31,
	2024	2023	2022
Depreciation and amortization:
North America	$111.0	$92.6	$71.4
International	26.2	21.9	15.0
Total segments	137.2	114.5	86.4
Corporate and other (1)	440.4	472.3	500.8
Consolidated total	$577.6	$586.8	$587.2
Capital expenditures:
North America	$2.0	$2.3	$8.5
International	3.5	1.9	4.0
Total segments	5.5	4.2	12.5
Corporate and other	0.2	0.5	0.1
Consolidated total	$5.7	$4.7	$12.6
Additions to computer software and other intangibles:
North America	$141.2	$127.9	$161.8
International	28.6	26.0	30.5
Total segments	169.8	153.9	192.3
Corporate and other	38.4	40.8	13.0
Consolidated total	$208.2	$194.7	$205.3

(1)Depreciation and amortization for Corporate and other includes incremental amortization resulting from the application of purchase accounting in connection with historical merger and acquisition transactions.

Supplemental Geographic and Disaggregated Revenue Information:

	December 31,
	2024	2023
Assets:
North America	$7,315.9	$7,643.3
International	1,439.8	1,492.6
Consolidated total	$8,755.7	$9,135.9

Goodwill:
North America	$2,929.6	$2,929.6
International	480.2	516.2
Consolidated total	$3,409.8	$3,445.8

Other intangibles:
North America	$3,124.3	$3,451.5
International	382.5	464.4
Consolidated total	$3,506.8	$3,915.9

Other long-lived assets (1):
North America	$964.2	$891.6
International	221.6	209.1
Consolidated total	$1,185.8	$1,100.7
Total long-lived assets	$8,102.4	$8,462.4
(1)Excludes deferred income tax of $2.9 million and $17.2 million as of December 31, 2024 and December 31, 2023, respectively, included within "Other non-current assets" in the consolidated balance sheet. See Note 8 for additional details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Year Ended December 31,
Disaggregated Revenue:(1)	2024	2023	2022

North America (2):
Finance & Risk	$891.0	$888.1	$866.9
Sales & Marketing	781.3	756.4	720.2
Total North America	$1,672.3	$1,644.5	$1,587.1
International:
Finance & Risk	$484.5	$448.6	$419.1
Sales & Marketing	224.9	220.9	218.4
Total International	$709.4	$669.5	$637.5
Total Revenue:
Finance & Risk	$1,375.5	$1,336.7	$1,286.0
Sales & Marketing	1,006.2	977.3	938.6
Total Revenue	$2,381.7	$2,314.0	$2,224.6
(1)Our client solution sets are Finance & Risk and Sales & Marketing. Inter-segment sales are immaterial, and no single client accounted for 10% or more of our total revenue.
(2)Substantially all of the North America revenue is attributable to the United States.
Note 18 -- Contingencies
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
Right of Publicity Class Actions
DeBose v. Dun & Bradstreet Holdings, Inc., No. 2:22-cv-00209-ES-CLW (D.N.J.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
On January 17, 2022, Plaintiff Rashad DeBose filed a Class Action Complaint against the Company, alleging that the Company used the purported class members’ names and personas to promote paid subscriptions to the Company’s Hoovers product website without consent, in violation of the Ohio right of publicity statute and Ohio common law prohibiting misappropriation of a name or likeness. On March 30, 2022, the Company filed a motion to dismiss the Complaint. The Court has heard oral argument on the motion to dismiss on September 12, 2024 and the parties are awaiting a decision. Discovery is ongoing.

In accordance with ASC 450 Contingencies, the Company is continuing to defend the claims and evaluate any potential exposure; however, at this time we have no basis to determine that a loss in connection with this matter is both probable and reasonably estimable, and thus no reserve has been established.

Batis v. Dun & Bradstreet Holdings, Inc., No. 4:22-cv-01924-AGT (N.D.Cal.)

On March 25, 2022, Plaintiff Odette R. Batis filed a Class Action Complaint against the Company, alleging that the Company used the purported class members’ names and personas to promote paid subscriptions to the Company’s Hoovers product website without consent, in violation of the California right of publicity statute, California common law prohibiting misappropriation of a name or likeness and California’s Unfair Competition Law. On June 30, 2022, the Company filed a motion to dismiss the Complaint pursuant to California’s anti-SLAPP statute. On February 10, 2023, the District Court denied the motion to dismiss. The decision was subject to an automatic right of appeal, and the Company has appealed the matter to the Ninth Circuit. On January 18, 2024, the Ninth Circuit affirmed the district court’s determination that the anti-SLAPP statute does not apply. On February 1, 2024, D&B filed a petition for rehearing or rehearing en banc seeking to vacate the Ninth Circuit ruling. Subsequently, on February 15, 2024, the Ninth Circuit issued an order stating that the petition will be held in abeyance pending the resolution of en banc rehearing of another similar case pending before the Ninth Circuit, Martinez v. ZoomInfo Technologies, Inc. (“Martinez”). On March 1, 2024, the Ninth Circuit vacated the en banc rehearing in the Martinez case and continued to hold D&B’s Petition for Rehearing in abeyance. On July 8, 2024, the Ninth Circuit granted D&B’s Petition for Rehearing, withdrew its January 18, 2024 disposition and issued a new opinion and order affirming the district court’s determination that the anti-SLAPP statute does not apply. On July 30, 2024, a mandate was issued in the Ninth Circuit and the case has returned to the District Court. On September 27, 2024, the Company filed its Answer in the District Court, denying liability and asserting affirmative defenses. Discovery has now commenced in the District Court.

In accordance with ASC 450 Contingencies, the Company is continuing to defend the claims and evaluate any potential exposure; however, at this time we have no basis to determine that a loss in connection with this matter is both probable and reasonably estimable, and thus no reserve has been established.

FTC Matter

On September 21, 2021, we agreed to enter into an Agreement Containing Consent Order (the “FTC Consent Order”) subject to acceptance by the FTC, the approval of which was finalized on April 6, 2022. The FTC Consent Order requires that we undertake specific compliance practices, recordkeeping, monitoring and reporting during its term, which ends on April 6, 2042. Our compliance with the FTC Consent Order may cause us to incur significant expenses or to reduce the availability or effectiveness of our solutions. Failure to comply with the FTC Consent Order could subject us to civil or criminal penalties or other liabilities.

As required by the Consent Order, the Company has provided regular reporting to the FTC regarding its compliance with the Consent Order and timely complied with and responded to all FTC requests for information. In November 2024, the FTC sent the Company notice regarding alleged violations of the Consent Order and a potential FTC enforcement action. The Company is discussing a potential resolution of the matter with the FTC.

In accordance with ASC 450 Contingencies, at this time, the Company has no basis to determine that a loss in connection with this matter is both probable and reasonably estimable, and thus no reserve has been established.

Note 19 -- Related Parties
The following describes certain transactions and agreements in which the Company and our affiliates, executive officers and certain directors are involved.
During the years ended December 31, 2024, 2023 and 2022, a significant portion of D&B common stock was collectively held by entities affiliated with Bilcar, LLC ("Bilcar"), Thomas H. Lee Partners, L.P. ("THL"), Cannae Holdings, Inc. ("Cannae Holdings"), and CC Capital Partners LLC ("CC Capital"), and for the six months ended June 30, 2023 and year ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
December 31, 2022 only, Black Knight, Inc. (("Black Knight") and, together with Bilcar, THL, Cannae Holdings and CC Capital, the "Investor Consortium"). In addition, the Investor Consortium was able to exercise significant voting influence over fundamental and significant corporate matters and transactions by their agreement to vote in favor of the election of five members of our board of directors, which expired on June 30, 2023. Upon the expiration of the voting agreement on June 30, 2023, Black Knight and CC Capital are no longer considered to be related parties.
Our Chief Executive Officer Anthony Jabbour also served as the Chairman and Chief Executive Officer of Black Knight until May 16, 2022, at which time he transitioned to the role of Executive Chairman of the board of directors of Black Knight. Following the acquisition of Black Knight by Intercontinental Exchange, Inc. ("ICE") in September 2023, Mr. Jabbour resigned from his position as Executive Chairman of Black Knight. Mr. Jabbour is also a member of the board of directors of Paysafe Limited ("Paysafe"), which is an investment held by Cannae Holdings and accounted for as an equity investment. Additionally, William P. Foley, II, our Executive Chairman, also previously served as non-executive Chairman of Cannae Holdings and, since February 10, 2024, has served as Chairman, Chief Executive Officer and Chief Investment Officer of Cannae Holdings. Further, our director Richard N. Massey previously served as Chief Executive Officer and a director of Cannae Holdings until February 10, 2024, and as Vice Chairman and a director until June 19, 2024, on which date Mr. Massey ceased to serve as an executive or a director of Cannae Holdings.

In December 2022, Paysafe signed a 63-month lease agreement with D&B for the occupancy of the fourth floor of our headquarters building in Jacksonville, Florida. Total rental payments over the lease term will aggregate to $4.2 million. We recognized expense credit of $1.3 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively. We recorded $0.2 million within "Other current assets" as of December 31, 2023 and $0.1 million within "Other non-current liabilities" as of both December 31, 2024 and 2023.
In June 2021, we entered into a five-year agreement with Black Knight. Pursuant to the agreement, D&B will receive total data license fees of approximately $24 million over a five-year period. Also over the five-year period, Black Knight is engaged to provide certain products and data, as well as professional services for an aggregate fee of approximately $34 million. In addition, D&B and Black Knight will jointly market certain solutions and data. The agreement was approved by our Audit Committee. We incurred related party expenses of $1.0 million and $2.0 million for the six months ended June 30, 2023, and for the year ended December 31, 2022, respectively. We recorded related party revenue of $3.4 million and $4.6 million for the six months ended June 30, 2023, and the year ended December 31, 2022, respectively. We included payments to Black Knight of $2.7 million within "Other prepaids" at December 31, 2022. We included a receivable from Black Knight of $0.8 million within "Accounts receivable" and a liability to Black Knight of $2.6 million, of which $0.9 million was within "Other accrued and current liabilities" and $1.7 million was within "Other non-current liabilities" at December 31, 2022.
In September 2021, we entered into a 10-year agreement with Paysafe. Pursuant to the agreement, D&B provides data license and risk management solution services to Paysafe. The agreement is cancellable by either party without penalty at each annual anniversary of the contract effective date by providing written notice not less than 90 days prior to the anniversary date. In March 2024, we entered into an additional three-year agreement with Paysafe, pursuant to which D&B will provide Paysafe marketing solutions. Both agreements were approved by our Audit Committee. In connection with the agreements associated with Paysafe, we recognized revenue of $11.1 million, $10.5 million and $10.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, we included a receivable from Paysafe of $3.5 million and $3.4 million, respectively, within "Accounts receivable."

In the normal course of business, we reimburse affiliates for certain travel costs incurred by Dun & Bradstreet Holdings, Inc. executives and board members.

Note 20 -- Contractual Obligations
Technology, Data and Other Service Agreements
We have various contractual commitments in the normal course of business primarily related to information technology and data processing service, technology support for product application development and global system maintenance. The purchase obligation as of December 31, 2024 is approximately $1,545 million.

Worldwide Network Alliance Agreements
We have entered into commercial service agreements with our third-party Worldwide Network Alliances with various terms ranging from five to 10 years. These agreements provide us access to certain international data and services from our partners in order to serve our global clients. At December 31, 2024, total payments to our Worldwide Network Alliances over the remaining terms of all agreements aggregate to approximately $672 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Tabular dollar amounts, except share data and per share data, in millions)
The following table quantifies our future contractual obligations as discussed above as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total
Commitments to purchase obligations	$522.5	$382.7	$307.6	$223.7	$201.2	$578.9	$2,216.6
The table above excludes our obligations with respect to debt, accounts receivable securitization facility, leases, contingent liabilities, unrecognized tax benefits and pension obligations for which funding requirements are uncertain. Our obligations with respect to debt, accounts receivable securitization facility, leases, contingent liabilities, unrecognized tax benefits, and pension obligations are described in Notes 13, 14, 12, 18, 8 and 7, respectively, to our consolidated financial statements.

Note 21 -- Subsequent Event

On February 6, 2025, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock. The dividend will be payable on March 20, 2025, to shareholders of record as of March 6, 2025.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

In the fourth quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

Codes of Conduct and Ethics
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

Policy Prohibiting Insider Trading and Related Procedures
We have adopted an Insider Trading and Tipping Policy that prohibits insider trading and provides related procedures governing the purchase, sale, and other dispositions of our securities. This policy also prohibits tipping or disclosing material nonpublic information to outsiders. This policy is applicable to all directors, officers, employees, their immediate family, and any entities controlled by them who have regular access to material non-public information. A copy of the insider trading policy is filed as an exhibit to this Annual Report.

Within 120 days after the close of our fiscal year, we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A of the Exchange Act, which will include the information required by this item, and is incorporated herein by reference.

Item 11. Executive Compensation

Within 120 days after the close of our fiscal year, we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A of the Exchange Act, which will include the information required by this item, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Within 120 days after the close of our fiscal year, we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A of the Exchange Act, which will include the information required by this item, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Within 120 days after the close of our fiscal year, we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A of the Exchange Act, which will include the information required by this item, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185.

Within 120 days after the close of our fiscal year, we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A of the Exchange Act, which will include the information required by this item, and is incorporated herein by reference.

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

2.1
Agreement and Plan of Merger dated as of August 8, 2018, by and among The Dun & Bradstreet Corporation, Star Parent, L.P. and Star Merger Sub, Inc. (filed as Exhibit 2.1 to The Dun & Bradstreet Corporation's Current Report on Form 8- K filed on August 9, 2018) (SEC File No. 001-15967).*

3.1
Amended and Restated Certificate of Incorporation of Dun & Bradstreet Holdings, Inc., filed with the Secretary of State of the State of Delaware on July 2, 2020 (filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020) (SEC File No. 001-39361).*

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Dun & Bradstreet Holdings, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 13, 2024) (SEC File No. 001-39361).*

3.3
Amended and Restated Bylaws of Dun & Bradstreet Holdings, Inc., effective July 2, 2020 (filed as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed by Dun & Bradstreet Holdings, Inc. on February 25, 2021) (SEC File No. 001-39361).*

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020) (SEC File No. 333-239050).*

4.2
Registration Rights Agreement, dated July 6, 2020, by and among Dun & Bradstreet Holdings, Inc., Star Parent, L.P. and each of the persons listed on the signature pages thereto (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed by Dun & Bradstreet Holdings, Inc. on February 25, 2021) (SEC File No. 001-39361).*

4.3
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed by Dun & Bradstreet Holdings, Inc. on February 25, 2021) (SEC File No. 001-39361).*

10.1
Credit Agreement, dated February 8, 2019, among Star Merger Sub, Inc. (to be merged with and into The Dun & Bradstreet Corporation), Star Intermediate III, LLC and Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, and the financial institutions party thereto, as Joint Lead Arrangers and Joint Bookrunners and as Senior Managing Agents (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.2
First Amendment to the Credit Agreement, dated as of February 10, 2020, to the Credit Agreement dated as of February 8, 2019, among The Dun & Bradstreet Corporation, Star Intermediate III, LLC and Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, and the financial institutions party thereto (filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.3
Amendment No. 2 to the Credit Agreement, dated as of September 11, 2020, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on September 14, 2020) (SEC File No. 001-39361).*

10.4
Amendment No. 3 to the Credit Agreement, dated as of November 18, 2020, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on November 19, 2020) (SEC File No. 001-39361).*

10.5
Amendment No. 4 to the Credit Agreement, dated as of January 27, 2021, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on January 28, 2021) (SEC File No. 001-39361).*

10.6
Amendment No. 5 to the Credit Agreement, dated as of January 18, 2022, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on January 18, 2022) (SEC File No. 001-39361).*

10.7
Amendment No. 6 to the Credit Agreement, dated May 31, 2023, by and among The Dun & Bradstreet Corporation, as Borrower, Star Intermediate III, LLC, as Holdings, Bank of America, N.A., as Administrative Agent. (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023) (SEC File No. 001-39361).*

10.8
Amendment No. 7 to the Credit Agreement, dated July 25, 2023, by and among The Dun & Bradstreet Corporation, as Borrower, Star Intermediate III, LLC, as Holdings, Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on July 27, 2023) (SEC File No. 001-39361).*

10.9
Amendment No. 8 to the Credit Agreement, dated January 29, 2024, by and among The Dun & Bradstreet Corporation, as Borrower, Star Intermediate III, LLC, as Holdings, Bank of America, N.A., as Administrative Agent. (filed as Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023) (SEC File No. 001-39361).*

10.10
Amendment No. 9 to the Credit Agreement, dated November 19, 2024, by and among The Dun & Bradstreet Corporation, as Borrower, Star Intermediate III, LLC, as Holdings, Bank of America, N.A., as Administrative Agent and the other lenders party thereto from time to time. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 19, 2024) (SEC File No. 001-39361).*

10.11
Indenture, dated December 20, 2021, by and among The Dun & Bradstreet Corporation, the guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on December 20, 2021) (SEC File No. 001-39361).*

10.12
Employment Agreement by and between Anthony M. Jabbour and The Dun & Bradstreet Corporation, dated February 8, 2019 (filed as Exhibit 10.9 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.13
Amendment to the Employment Agreement by and between Anthony M. Jabbour and The Dun & Bradstreet Corporation, dated as of June 18, 2020 (filed as Exhibit 10.10 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.14
Amendment No. 2 to the Employment Agreement by and between Anthony M. Jabbour and The Dun & Bradstreet Corporation, dated as of February 8, 2024. (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023) (SEC File No. 001-39361).*

10.15
Employment Agreement by and between Bryan T. Hipsher and The Dun & Bradstreet Corporation, dated February 8, 2019 (filed as Exhibit 10.13 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.16
Amendment to the Employment Agreement by and between Bryan T. Hipsher and The Dun & Bradstreet Corporation, dated as of June 18, 2020 (filed as Exhibit 10.14 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.17
Employment Agreement by and between Joe A. Reinhardt III and The Dun & Bradstreet Corporation, dated February 8, 2019 (filed as Exhibit 10.15 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.18
Amendment to the Employment Agreement by and between Joe A. Reinhardt III and The Dun & Bradstreet Corporation, dated as of June 18, 2020 (filed as Exhibit 10.16 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.19
Employment Agreement by and between The Dun & Bradstreet Corporation and Neeraj Sahai, effective as of June 30, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on June 7, 2022) (SEC File No. 001-39361).*†

10.20
Employment Agreement by and between The Dun & Bradstreet Corporation and Virginia Green Gomez, effective as of September 23, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on September 27, 2022) (SEC File No. 001-39361).*†

10.21	Dun & Bradstreet 2020 Omnibus Incentive Plan (filed as Exhibit 99.1 to the Registration Statement on Form S-8 filed by Dun & Bradstreet Holdings, Inc. on July 2, 2020) (SEC File No. 333-239655).*†

10.22
Form of Grant Agreement for Stock Option Awards under the Agreement under Dun & Bradstreet 2020 Omnibus Plan (filed as Exhibit 10.22 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020) (SEC File No. 333-239050).*†

10.23
Notice and Restricted Stock Award Agreement for 2022 Time-based Restricted Stock Awards (Directors) (filed as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed by Dun & Bradstreet Holdings, Inc. on February 23, 2023) (SEC File No. 001-39361).*†

10.24
Notice of Global Stock Option Agreement for 2022 Stock Option Awards (Retention) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Dun & Bradstreet Holdings, Inc. on November 3, 2022) (SEC File No. 001-39361).*†

10.25
Notice and Restricted Stock Award Agreement for 2023 Time-based and Performance-based Restricted Stock Awards (Executives) (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 4, 2023) (SEC File No. 001-39361).*†

10.26
Notice and Restricted Stock Award Agreement for 2024 Time-based and Performance-based Restricted Stock Awards (Executives) (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 2, 2024) (SEC File No. 001-39361).*†

10.27
Notice and Restricted Stock Award Agreement for 2024 Time-based and Performance-based Restricted Stock Awards (Executives) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Dun & Bradstreet Holdings, Inc. on May 2, 2024) (SEC File No. 001-39361).*†

10.28
Dun & Bradstreet Employee Stock Purchase Plan (filed as Exhibit 99.1 to the Registration Statement on Form S-8 filed by Dun & Bradstreet Holdings, Inc. on December 1, 2020) (SEC File No. 333-251049).*†

10.29
Services Agreement, dated as of February 8, 2019, among The Dun and Bradstreet Corporation, MVB Management, LLC, and THL Managers VIII, LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Dun & Bradstreet Holdings, Inc. on August 6, 2020) (SEC File No. 001-39361).*

19.1	Insider Trading and Tipping Policy.

21.1	List of subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

97
Dun and Bradstreet Holdings, Inc. Incentive-Based Compensation Recovery Policy (filed as Exhibit 97 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed by Dun & Bradstreet Holdings, Inc. on February 22, 2024) (SEC File No. 001-39361).*†

101
The following materials from Dun & Bradstreet Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statement of Operations and Comprehensive Income (Loss), (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity (Deficit), and (v) the Notes to the Consolidated Financial Statements.

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
Date: February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY M. JABBOUR	Chief Executive Officer and Director	February 21, 2025
Anthony M. Jabbour	(Principal Executive Officer)

/s/ BRYAN T. HIPSHER	Chief Financial Officer	February 21, 2025
Bryan T. Hipsher	(Principal Financial Officer)

/s/ ANTHONY PIETRONTONE	Chief Accounting Officer	February 21, 2025
Anthony Pietrontone	(Principal Accounting Officer)

/s/ WILLIAM P. FOLEY II	Chairman of the Board	February 21, 2025
William P. Foley II

/s/ ELLEN R. ALEMANY	Director	February 21, 2025
Ellen R. Alemany

/s/ DOUGLAS K. AMMERMAN	Director	February 21, 2025
Douglas K. Ammerman

/s/ CHINH E. CHU	Director	February 21, 2025
Chinh E. Chu

/s/ THOMAS M. HAGERTY	Director	February 21, 2025
Thomas M. Hagerty

/s/ KEITH J. JACKSON	Director	February 21, 2025
Keith J. Jackson

/s/ KIRSTEN M. KLIPHOUSE	Director	February 21, 2025
Kirsten M. Kliphouse

/s/ RICHARD N. MASSEY	Director	February 21, 2025
Richard N. Massey

/s/ JAMES A. QUELLA	Director	February 21, 2025
James A. Quella

/s/ GANESH B. RAO	Director	February 21, 2025
Ganesh B. Rao