Form 10-K/A
period 2024-12-31
Dun & Bradstreet Holdings, Inc.
filed 2025-04-30
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-39361

DUN & BRADSTREET HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-2008699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5335 Gate Parkway Jacksonville, FL 32256 (Address of principal executive offices, including zip code)	(904) 648-8006 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	DNB	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:None

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of Dun & Bradstreet Holdings, Inc. common stock held by non-affiliates of the registrant as of June 30, 2024 was $2,877,967,751 based on the closing price of $9.26 as reported by the New York Stock Exchange.

There were 441,516,369 shares outstanding of the Registrant’s common stock as of February 14, 2025.

Auditor Name	Auditor Location	Auditor Firm ID
KPMG LLP	New York, NY	(PCAOB NO 185)

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission on February 21, 2025 (the “Form 10-K”). This Amendment updates Part III in its entirety to contain the information required therein.

Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events.

1

DUN & BRADSTREET HOLDINGS, INC.

FORM 10-K/A

PART III

Item 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT

Certain Information About our Directors

Name	Position	Age
William P. Foley, II	Executive Chairman and Director	80
Anthony M. Jabbour	Chief Executive Officer and Director	57
Ellen R. Alemany	Chairwoman of the Corporate Governance and Nominating Committee, Member of the Audit Committee	69
Douglas K. Ammerman	Lead Director and Chairman of the Audit Committee	73
Chinh E. Chu	Director	58
Thomas M. Hagerty	Member of the Compensation Committee and the Corporate Governance and Nominating Committee	62
Keith J. Jackson	Member of the Corporate Governance and Nominating Committee	59
Kirsten M. Kliphouse	Member of the Audit Committee	58
Richard N. Massey	Chairman of the Compensation Committee	69
James A. Quella	Member of the Compensation Committee and the Audit Committee	75
Ganesh B. Rao	Director	48

WILLIAM P. FOLEY, II has served as our Executive Chairman since February 2022 and served as our non-executive Chairman from the Take-Private Transaction in February 2019 until February 2022. Mr. Foley has served as Chief Executive Officer and Chief Investment Officer of Cannae since February 2024 and as Chairman of Cannae since July 2017. Mr. Foley is a founder of Fidelity National Financial, Inc. (FNF) and has served as Chairman of the board of directors of FNF since 1984. He also serves as Executive Chairman of F&G Annuities & Life, Inc. (F&G), a majority-owned subsidiary of FNF, since November 2022. Mr. Foley served as Chief Executive Officer of FNF until May 2007 and as President of FNF until December 1994. Mr. Foley has served as non-executive Chairman of Alight, Inc., a cloud-based provider of integrated digital human capital and business solutions, since April 2021 and served on the board of its predecessor Foley Trasimene Acquisition Corporation (FTAC) from May 2020 until April 2021. Mr. Foley has served as a non-executive director of Foley Wines Limited, a New Zealand company, since January 2025, where he formerly served as Chairman from September 2012 until his resignation in March 2023. Mr. Foley served as director of System1, Inc. from January 2022 to March 2023. From January 2014 until June 2021, Mr. Foley also served as Chairman of Black Knight, Inc. and its predecessors and served as non-executive Chairman of Paysafe, Ltd. (Paysafe) and its predecessor Foley Trasimene Acquisition Corp. II (FTAC II) from March 2020 until March 2022. Mr. Foley formerly served as Co-Chairman of FGL Holdings, Vice Chairman of Fidelity National Information Services, Inc. (FIS), and as a director of Dayforce. Mr. Foley also formerly served as a director of blank check companies Austerlitz Acquisition Corporation I (AUS), Austerlitz Acquisition Corporation II (ASZ) and Trebia Acquisition Corp., which were blank check companies, but resigned from those boards in April 2021. Mr. Foley served as Chairman of Foley Wines Ltd., a New Zealand company, until March 2023.

After receiving his B.S. degree in engineering from the United States Military Academy at West Point, Mr. Foley served in the U.S. Air Force, where he attained the rank of captain. Mr. Foley received his Master of Business Administration from Seattle University and his Juris Doctor from the University of Washington. Mr. Foley also serves on the boards of various foundations and charitable organizations.

Mr. Foley’s qualifications to serve on our board include 40 years as a director and executive officer of public and private companies across a wide variety of industries, his leadership in the creation and growth of multiple separate multi-billion dollar public market platforms and his track record of identifying cost savings, undertaking strategy shifts, eliminating siloed organizational structures and accelerating product expansion and innovation.

We believe that Mr. Foley is able to fulfill his roles and devote sufficient time and attention to his duties as the Executive Chairman and a director of DNB. In particular, Cannae is a holding company engaged in managing and operating a group of companies and investments, as well as making additional majority and minority equity portfolio investments in businesses. Mr. Foley is not charged with overseeing the day-to-day operations of those businesses, as each has a management team. However, a significant component of Mr. Foley’s responsibilities as Cannae’s Chief Executive Officer is his service as a director of certain of Cannae’s largest investments, including as Executive Chairman of Dun & Bradstreet and non-executive Chairman of Alight. As our Executive Chairman, Mr. Foley has provided and continues to provide significant experience, contributions and high value-added services to Dun & Bradstreet, including the formation and execution of our long-term strategic vision since the Take-Private Transaction. Under Mr. Foley’s leadership, we continue to execute on his value creation playbook, including undertaking strategy shifts and accelerating product expansion and innovation. He is an integral and irreplaceable part of our board and has devoted sufficient time to focus on our Company, as evidenced by his consistent attendance at board meetings and his leadership of and active participation in board discussions.

ANTHONY M. JABBOUR has served as our Chief Executive Officer and a director since the Take-Private Transaction in February 2019. Mr. Jabbour served as Executive Chairman of Black Knight from June 2021 until it was acquired by Intercontinental Exchange, Inc. in September 2023, and served as Chief Executive Officer and a director of Black Knight from May 2018 until May 2022. Mr. Jabbour previously served as Corporate Executive Vice President and Co-Chief Operating Officer of FIS from December 2015 through December 2017. Mr. Jabbour served as Corporate Executive Vice President of the Integrated Financial Solutions segment of FIS from February 2015 until December 2015. Mr. Jabbour served as Executive Vice President of the North America Financial Institutions division of FIS from February 2011 to February 2015. Prior to that, Mr. Jabbour held positions of increasing responsibility in operations and delivery from the time he joined FIS in 2004. Prior to joining FIS, Mr. Jabbour worked for Canadian Imperial Bank of Commerce and for IBM’s Global Services group managing complex client projects and relationships. Mr. Jabbour also serves as a director of Paysafe.

Mr. Jabbour’s qualifications to serve on our board of directors include his extensive experience in leadership roles with financial services, technology and data and analytics companies, his deep knowledge of our business, industry and customer base, and his strong leadership abilities.

ELLEN R. ALEMANY has served as a member of our board of directors since 2021. Ms. Alemany has served as a non-executive special advisor to the Chair of First Citizens since January 2023 and as a director of First Citizens since January 2022. Ms. Alemany formerly served as Vice Chairwoman of First Citizens from January 2022 through December 2022. Ms. Alemany served as Chairwoman, CEO and President of CIT, and as the Chairwoman, CEO and President of its subsidiary CIT Bank, N.A., until CIT was acquired by First Citizens in January 2022. Ms. Alemany joined CIT in October 2015. Ms. Alemany was the Chairwoman and Chief Executive Officer of The Royal Bank of Scotland Citizens Financial Group from 2008 until October 2013. Ms. Alemany served as the Chief Executive Officer of Global Transaction Services at Citibank/Citigroup from 2006 until 2007, after holding various roles in her twenty-year career with Citibank/Citigroup. Ms. Alemany also serves as a director of CIT.

Ms. Alemany’s qualifications to serve on our board of directors include her years of experience as a Chief Executive Officer, Chair and senior executive in the banking industry, strong leadership skills, experience in driving growth and results in large complex business organizations, and extensive knowledge of technology, finance, corporate governance, regulatory and compliance matters.

DOUGLAS K. AMMERMAN has served as a member of our board of directors since the Take-Private Transaction in February 2019. Mr. Ammerman is a retired partner of KPMG LLP, where he became a partner in 1984. Mr. Ammerman formally retired from KPMG in 2002. He also has served as a director of Cannae since February 2024, FNF since 2005, F&G since December 2022 and Stantec Inc. since 2011. Mr. Ammerman formerly served on the boards of J. Alexander’s Holdings, Inc. and Foley Trasimene Acquisition Corp.

Mr. Ammerman’s qualifications to serve on our board of directors include his financial and accounting background and expertise, including his 18 years as a partner with KPMG, and his experience as a director on the boards of other companies.

CHINH E. CHU has served as a member of our board of directors since the Take-Private Transaction in February 2019. Mr. Chu is the Founder and Managing Partner at CC Capital, a private investment firm which he founded in 2015. Before founding CC Capital, Mr. Chu worked at Blackstone from 1990 to 2015. Mr. Chu was a Senior Managing Director at Blackstone since 2000, and previously served as Co-Chair of Blackstone’s Private Equity Executive Committee and was a member of Blackstone’s Executive Committee. Mr. Chu has served as Chairman of E2open Parent Holdings, Inc. (f/k/a CC Neuberger Principal Holdings I) since February 2021 and as a director since January 2020. Mr. Chu has served as a director of Getty Images Holdings Inc. (Getty) since July 2022. He also served as the Chief Executive Officer and as a director of CC Neuberger Principal Holdings II, a special purpose acquisition company he co-founded, from May 2020 until the consummation of the business combination with Getty Images, Inc. to form Getty in July 2022. Additionally, Mr. Chu served as the Chief Executive Officer of CC Neuberger Principal Holdings III (CCNB3), a special purpose company he co-founded, from November 2023 when CCNB3 announced its intention to liquidate and dissolve. Mr. Chu will serve as a director of CCNB3 through its liquidation.

Mr. Chu served as Co-Chairman of FGL Holdings from April 2016 until June 2020 when it was acquired by FNF. Mr. Chu served as a director of Collier Creek Holdings, a special purpose acquisition company he co-founded in April 2018, prior to its business combination in June 2020. Mr. Chu previously served as a director of NCR Corporation, Kronos Incorporated, SunGard Data Systems, Inc., Stiefel Laboratories, Freescale Semiconductor, Ltd., Biomet, Inc., Alliant, Celanese Corporation, Nalco Company, DJO Global, Inc., HealthMarkets, Inc., Nycomed, Alliant Insurance Services, Inc., the London International Financial Futures and Options Exchange, Graham Packaging and AlliedBarton Security Services. Before joining Blackstone in 1990, Mr. Chu worked at Salomon Brothers in the Mergers & Acquisitions Department.

Mr. Chu’s qualifications to serve on our board of directors include his substantial experience in mergers and acquisitions, corporate finance and strategic business planning, his track record at Blackstone and in advising and managing multi-national companies and his experience serving as a director for various public and private companies.

THOMAS M. HAGERTY has served as a member of our board of directors since the Take-Private Transaction in February 2019. Mr. Hagerty is a Managing Director of THL, which he joined in 1988. Mr. Hagerty has served as a director of Dayforce since September 2013, FleetCor Technologies since November 2014 and FNF since 2005. Mr. Hagerty served as a director of Black Knight and its predecessors from January 2014 until July 2023. Mr. Hagerty also formerly served on the boards of FTAC, First Bancorp, MoneyGram International and FIS.

Mr. Hagerty’s qualifications to serve on our board of directors include his managerial and strategic expertise working with large growth-oriented companies as a Managing Director of THL, a leading private equity firm, and his experience in enhancing value at such companies, along with his expertise in corporate finance.

KEITH J. JACKSON has served as a member of our board of directors since August 2020. Mr. Jackson is President of Positive Atmosphere Reaches Kids, a non-profit organization founded by Mr. Jackson in 1993 that is headquartered in Little Rock, Arkansas and works with at-risk youth to provide positive reinforcement for success. Mr. Jackson also serves on the board of directors of Cadence Bank (formerly BancorpSouth Bank) and the board of trustees of the University of Oklahoma Foundation.

Mr. Jackson’s qualifications to serve on our board of directors include his experience efficiently running an organization with a focus on community, diversity and inclusion, and his years of service as a director at Cadence Bank. Mr. Jackson brings to our board a strong background in leadership and social responsibility.

KIRSTEN M. KLIPHOUSE has served as a member of our board of directors since July 2023. Ms. Kliphouse has also served as a director of Laboratory Corp. of America Holdings since October 2022 and as a director of Global Payments Inc. since October 2023. Ms. Kliphouse served as President of Google Cloud Americas, where she was responsible for leading and growing the sales, go-to-market, customer engagement, channel and services organizations, from March 2022 until her retirement in July 2023. At Google Cloud, she also served as the Global Chair of the Aspiring Leadership Academy and Women@GoogleCloud. Previously, Ms. Kliphouse served as President of the North American division of Google Cloud from July 2019 until March 2022. Ms. Kliphouse has also served as a director of Laboratory Corp. of America Holdings since October 2022.

Prior to Google Cloud, Ms. Kliphouse was Senior Vice President at Red Hat, Inc., a subsidiary of International Business Machines Corporation, from January 2018 to June 2019; Chief Executive Officer of Yardarm Technologies, a hardware and software solutions company, from February 2017 to December 2017; and founder and Chief Executive Officer of Scaling Ventures, a technology investment and advisory firm. Prior to her position at Yardarm, Ms. Kliphouse spent more than 25 years at Microsoft, Inc., where she was part of the executive leadership team and held numerous executive positions in Enterprise Sales, Original Equipment Manufacturers (OEM), Partner and Channels, and as Corporate Vice President of Customer Support, Success and Professional Services, during which she led more than 10,000 employees globally. Ms. Kliphouse is a recipient of the Microsoft Founders Award for her superior leadership and contributions to the business. Ms. Kliphouse holds a degree in Computer Information Sciences and Business from Muhlenberg College and a CERT Certificate in Cybersecurity Oversight from the National Association of Corporate Directors through its partnership with the Software Engineering Institute at Carnegie Mellon University and Ridge Global.

Ms. Kliphouse’s qualifications to serve on our board of directors include her leadership and operational roles with leading global technology companies through which she has gained extensive experience in cybersecurity, including global cybersecurity incident response and remediation and business continuity, as well as business development, product innovation and mergers and acquisitions.

RICHARD N. MASSEY has served as a member of our board of directors since the Take-Private Transaction in February 2019. Mr. Massey served Chief Executive Officer of Cannae from November 2019 until February 2024, as Vice Chairman of Cannae from February 2024 until June 2024, and as a director of Cannae from June 2018 to June 2024. Mr. Massey has served as a director of Alight, Inc. since April 2021 and its predecessor FTAC from May 2020 until April 2021. Mr. Massey served as a director of FTAC II, a blank check company, until its business combination with Paysafe in March 2021. He served as Chief Executive Officer of AUS and ASZ, which were blank check companies, from January 2021 through December 2022, and served as a director of AUS and ASZ until April 2022.

Mr. Massey is a Senior Managing Director of Trasimene Capital Management, LLC, a privately held company, which provides certain management services to Cannae, since November 2019. Mr. Massey is also a longtime partner of Westrock Capital Partners and Bear State Advisors, both privately held multi-family investment partnerships. Mr. Massey was Chief Strategy Officer and General Counsel of Alltel Corporation from January 2006 to January 2009. From 2000 until 2006, Mr. Massey served as Managing Director of Stephens Inc., a private investment bank, during which time his financial advisory practice focused on software and information technology companies. Mr. Massey formerly served as Chairman of Bear State Financial, Inc., as a director of Black Knight, Inc., FGL Holdings, Fidelity National Financial, Inc., and Fidelity National Information Services, Inc. He also serves as a director of the Oxford American Literary Project, and as a member of the board of the Arkansas Razorback Foundation.

Mr. Massey has a long and successful track record in corporate finance and investment banking, as a financial, strategic and legal advisor to public and private businesses, and in identifying, negotiating and consummating mergers and acquisitions.

JAMES A. QUELLA has served as a member of our board of directors since the Take-Private Transaction in February 2019. Mr. Quella is a private investor. From January 2013 until January 2023, Mr. Quella served as a Senior Advisor at Blackstone. On June 30, 2013, Mr. Quella retired as a Senior Managing Director and Senior Operating Partner at Blackstone, where he had worked since 2004. Mr. Quella was responsible for monitoring the strategy and operational performance of Blackstone’s portfolio companies and providing direct assistance in the oversight of large investments. While at Blackstone, Mr. Quella also served as a director of numerous public and private companies. Mr. Quella served on the board of CC Neuberger Principal Holdings II from August 2020 until the close of its business combination with Getty Images in July 2022, and on the boards of Michaels Stores, Inc. and The Michaels Companies, Inc., where he served as Chairman from 2019 — 2021, as well as FGL Holdings from 2017 to 2020.

Prior to joining Blackstone, Mr. Quella held various positions at Donaldson, Lufkin & Jenrette Merchant Banking Partners-CSFB Private Equity. Mr. Quella served as Managing Director and Senior Operating Partner at Credit Suisse Private Equity, LLC (formerly, CSFB Private Equity) from 2000 to 2004. Mr. Quella is a co-author of Profit Patterns: 30 Ways to Anticipate and Profit from the Strategic Forces Reshaping Your Business. Mr. Quella received his Masters of Business Administration, with Dean’s honors, from the University of Chicago Graduate School of Business, and a B.A. in International Studies from the University of Chicago and University of Wisconsin-Madison.

Mr. Quella’s qualifications to serve on our board of directors include his substantial experience in managing and advising businesses; his experience in mergers and acquisitions; his familiarity with corporate finance and strategic business planning activities; and his extensive experience serving as a director for various public and private companies.

GANESH B. RAO has served as a member of our board of directors since the Take-Private Transaction in February 2019. Mr. Rao is a Managing Director of THL, which he joined in 2000. Prior to joining THL, Mr. Rao worked at Morgan Stanley & Co. Incorporated in Mergers & Acquisitions and at Greenlight Capital, a hedge fund. Mr. Rao has served as a director of Dayforce since September 2013. Mr. Rao served as a director of Black Knight from January 2014 until it was acquired by Intercontinental Exchange, Inc. in September 2023.

Mr. Rao’s qualifications to serve on our board of directors include his managerial and strategic expertise working with large growth-oriented companies as a Managing Director of THL, and his experience with enhancing value at such companies, along with his expertise in corporate finance.

Certain Information About our Executive Officers

Our current executive officers of the Company are set forth in the table below, together with biographical information, except for Messrs. Foley and Jabbour, whose biographical information is included in this proxy statement under the section titled “Certain Information about our Directors — Information About the Director Nominees and Continuing Directors.”

Name	Position	Age
William P. Foley, II	Executive Chairman	80
Anthony M. Jabbour	Chief Executive Officer	57
Bryan T. Hipsher	Executive Vice President and Chief Financial Officer	42
Virginia G. Gomez	President, North America	56
Neeraj Sahai	President, International	67
Joe A. Reinhardt III	Chief Legal Officer	62

BRYAN T. HIPSHER has served as our Chief Financial Officer and Treasurer since the Take-Private Transaction in February 2019. Prior to joining us, Mr. Hipsher served as Senior Vice President of Finance for Black Knight from January 2014 through February 2019. From July 2008 to January 2014, Mr. Hipsher served as Senior Vice President of Finance for Lender Processing Services, Inc. Prior to that role, he held positions of increasing responsibility in finance, operations and accounting from the time he joined FNF in 2006.

VIRGINIA G. GOMEZ has served as our President, North America since September 2022. Ms. Gomez leads our North America business which is comprised of our Finance & Risk and Sales & Marketing businesses, Product, Marketing and Sales. Ms. Gomez previously served as Dun & Bradstreet’s Chief Product Officer from the time she joined the Company in May 2021 until September 2022. Before joining Dun & Bradstreet, Ms. Gomez served in various leadership roles with TransUnion, including as Executive Vice President of Product and Portfolio Management from March 2020 to May 2021 and as Senior Vice President of Product Management from July 2013 to March 2020.

NEERAJ SAHAI has served as our President, International since March 2019. In this role, Mr. Sahai pursues growth opportunities, operating efficiency and best practices across Asia, India, the UK&I, Europe and the Dun & Bradstreet Worldwide Network. Prior to joining DNB, Mr. Sahai served as President of Standard & Poor’s Ratings from January 2014 until September 2015. Mr. Sahai previously served in various senior roles with Citigroup from August 1984 until January 2014, including Business Head of Securities & Fund Services, CFO of Global Transaction Services and Audit & Risk Review Head of Capital Markets and Banking.

JOE A. REINHARDT III has served as our Chief Legal Officer since the Take-Private Transaction in February 2019. Mr. Reinhardt serves as principal legal counsel to the Company, its subsidiaries, senior management and the board of directors. Prior to joining the Company, Mr. Reinhardt served in various roles with FNF for 24 years, including as Executive Vice President and General Counsel for Fidelity National Title Group, where he managed a legal department with over 600 professionals, from 2013 to February 2019. Before joining FNF, Mr. Reinhardt worked as a tax consultant with Ernst & Young.

CODES OF ETHICS

Our board of directors has adopted a Code of Ethics for Senior Financial Officers, which is applicable to our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, and a Code of Conduct and Ethics, which is applicable to all our directors, officers and employees. The purpose of these codes is to: (i) promote honest and ethical conduct, including the ethical handling of conflicts of interest; (ii) promote full, fair, accurate, timely and understandable disclosure; (iii) promote compliance with applicable laws and governmental rules and regulations; (iv) ensure the protection of our legitimate business interests, including corporate opportunities, assets and confidential information; and (v) deter wrongdoing. Our codes of ethics were adopted to reinvigorate and renew our commitment to our longstanding standards for ethical business practices. Our reputation for integrity is one of our most important assets and each of our employees and directors is expected to contribute to the care and preservation of that asset. Under our codes of ethics, an amendment to or a waiver or modification of any ethics policy applicable to our directors or executive officers must be disclosed to the extent required under SEC and/or NYSE rules. We intend to disclose any such amendment or waiver by posting it on the Investor Relations page of our website at investor.DNB.com.

Copies of our Code of Conduct and Ethics and our Code of Ethics for Senior Financial Officers are available for review on the Investor Relations page of our website at investor.DNB.com.

AUDIT COMMITTEE

The members of our audit committee are Douglas K. Ammerman (Chair), Ellen R. Alemany, Kirsten M. Kliphouse and James A. Quella. The board has determined that each of the audit committee members is financially literate and independent as required by the rules of the SEC and NYSE, and that each of Mr. Ammerman and Mr. Quella and Mses. Alemany and Kliphouse is an “audit committee financial expert” under the rules of the SEC and NYSE, as applicable. The board of directors also reviewed Mr. Ammerman’s service on the audit committee in light of his concurrent service on the audit committees of three other companies. The board of directors considered Mr. Ammerman’s extensive financial and accounting background and expertise as a former partner of KPMG, his knowledge of our company and understanding of our financial statements as a long-time director and audit committee member, and the fact that Mr. Ammerman is retired from active employment, and determined that Mr. Ammerman’s service on the audit committees of four public companies, including our audit committee, would not impair his ability to effectively serve on our audit committee. Our audit committee met eight times in 2024.

The primary functions of the audit committee include:

●	Appointing, compensating and overseeing our independent registered public accounting firm.
●	Overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements.
●	Discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm.
●	Establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law.
●	Approving audit and non-audit services provided by our independent registered public accounting firm.
●	Discussing earnings press releases and financial information provided to analysts and rating agencies.
●	Discussing with management our policies and practices with respect to risk assessment and risk management, including those relating to cybersecurity and ESG risks.
●	Reviewing any material transaction between our Chief Financial Officer or Chief Accounting Officer that has been approved in accordance with our Code of Ethics for Senior Financial Officers and providing prior written approval of any material transaction between us and our Chief Executive Officer.
●	Preparing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

Item 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements should be read with the compensation tables and related disclosures that follow. The following discussion may also contain statements regarding corporate performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

In this compensation discussion and analysis, we provide an overview of our approach to compensating our named executive officers in 2024, including the objectives of our compensation programs and the principles upon which our compensation programs and decisions are based.

In 2024, our named executive officers were:

●	Anthony M. Jabbour, our Chief Executive Officer;
●	Bryan T. Hipsher, our Chief Financial Officer;
●	Virginia G. Gomez, our President — North America;
●	Neeraj Sahai, our President — International; and
●	Joe A. Reinhardt III, our Chief Legal Officer.

Our compensation program for our named executive officers is structured to drive performance, with a particular focus on long-term results, growth and profitability. We believe that our compensation programs promote our success and lead to better financial results, which, in turn, result in better returns for our stockholders.

Executive Summary

2024 FINANCIAL AND PERFORMANCE HIGHLIGHTS

We delivered solid financial results in the year ended December 31, 2024, including:

●	Revenue for 2024 of $2,381.7 million, an increase of 2.9% compared to the year ended December 31, 2023.
●	Adjusted EBITDA for 2024 was $926.6 million, up 3.9% compared to the year ended December 31, 2023.
●	GAAP net loss of $28.6 million, or loss per share of $0.07, for 2024 compared to a GAAP net loss of $47.0 million, or loss per share of $0.11 for the year ended December 31, 2023. Adjusted net income was $429.1 million, or adjusted diluted earnings per share of $0.98, compared to adjusted net income of $431.6 million, or adjusted diluted earnings per share of $1.00 for the year ended December 31, 2023.

Adjusted Revenue, Organic Revenue, Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share are non-GAAP financial measures. Please refer to the section below titled "Non-GAAP Financial Measures" for a reconciliation of these measures to the most directly comparable GAAP measures.

Other Key Achievements in 2024

2024 was another year of meaningful improvement for Dun & Bradstreet both financially and operationally. Businesses throughout the world are coming to us to solve some of their biggest challenges and our value proposition is resonating with those businesses in need of data, analytics and workflow to more efficiently and effectively operate in these rapidly changing environments. We are uniquely qualified to address the commercial data-driven decisioning needs of our clients due to the breadth and depth of our proprietary Data Cloud and our extensive intellectual property driving business insights. Our mix of high-quality revenues, blue chip client base, increasing innovation, strong profitability and disciplined capital allocation differentiate us through our ability to continue delivering value for our clients.

Master data management continues to be the foundational core of our growth strategy and a key component to our customers’ generative artificial intelligence (GenAI) strategies. We continue to focus on artificial intelligence (AI) innovation through investing in new, expanded and alternative datasets, integrating our Data Cloud into delivery platforms and collaborating with top cloud and GenAI companies. In 2024, we launched ChatD&B™, our Gen AI assistant that produces instantaneous business insights on companies and professional contacts, using the company’s data blocks to deliver actionable insights to its users ranging from prospecting to company due diligence. Dun & Bradstreet also received TrustArc’s TRUSTe Responsible AI Certification for the company’s strong commitment and adherence to responsible AI governance.

In our existing products and solutions, we had strong revenue retention at 96% in 2024 and demand continued for our faster growing solutions in our North America and International businesses, such as those in our third-party and supply chain risk management solutions. We also made significant progress in our back office and cloud migration efforts, successfully completing a multi-year migration decommissioning servers that were no longer needed and shifting the vast majority to the cloud. Through the use of high-quality processes, modern software platforms and artificial intelligence, we expect to not only save operating expenses, but expand revenues by more efficiently closing deals by shortening the time from quote to final signature. We believe that we provide to our clients a highly valued level of insight and we intend to continue to provide the resources our clients need to make more informed and real-time key business decisions.

OUR COMPENSATION PROGRAMS ARE DRIVEN BY OUR BUSINESS OBJECTIVES

Our compensation committee believes it is important to reward our executives for strong performance in a business and industry that is highly competitive, operationally challenging and faces constantly evolving regulatory requirements, and to incentivize them to continue to take actions to deliver strong results for our investors by expanding our client relationships, growing our client base, continuing to innovate our solutions set and pursuing new market opportunities. At the same time, our compensation committee believes it is important to disincentivize our executives from taking unnecessary risks. The compensation committee believes that our compensation programs are structured to foster these goals.

We believe that our executive compensation programs are structured in a manner to support us and to achieve our business objectives. For 2024, our executive compensation approach was generally designed with the following goals:

●	SOUND PROGRAM DESIGN. We design our compensation programs to fit with our strategy and our culture. There are many facets and considerations involved in this equation, some of which are discussed below in “— Compensation Best Practices.” We aim to deliver a sound compensation program, reflecting a comprehensive set of data points and supporting our success.
●	PAY FOR PERFORMANCE. We designed our compensation programs so that a substantial portion of our executives’ compensation is tied to our performance. We used pre-defined performance goals for our cash-based annual incentive plan (the Annual Incentive Plan) and our long-term equity incentives, which are discussed below. For 2024, the corporate performance measures for our Annual Incentive Plan included Adjusted Revenue, Adjusted EBITDA, new sales, Adjusted EPS and a strategic risk management objective. The committee includes the strategic risk management objective in our Annual Incentive Plan because it is reflective of the priority our board places on our executives’ oversight and management of the risks facing our business. Adjusted Revenue, Adjusted EBITDA and Adjusted EPS are non-GAAP measures. Please refer to Appendix A to this proxy statement for a detailed description of adjustments of and reconciliations to our financial measures that are not reported in accordance with GAAP. These performance measures are key components in the way we and our investors view our operating success and are highly transparent and objectively determinable.
●	LONG-TERM FOCUS. In 2024, we granted performance-based restricted stock to complement the annual cash incentives paid to our executive officers. These grants link our executives’ incentive compensation to driving strong operating performance and returns for our stockholders over the long-term and encourage the retention of our executives in order to mitigate execution risk. In 2024, in response to feedback received from our stockholders in connection with our 2023 annual meeting, we changed our approach to our performance-based restricted stock awards and tied a performance objective to each year in which the awards vest. Our restricted stock awards are linked to our executive stock ownership guidelines, where together the grants and the guidelines strongly promote long-term stock ownership and provide direct alignment with our stockholders.
●	COMPETITIVENESS. Total compensation is intended to be competitive in order to attract, motivate, and retain highly qualified and effective executives who can build stockholder value over the long term. The level of pay our compensation committee sets for each named executive officer is influenced by the executive’s leadership abilities, scope of responsibilities, experience, effectiveness and individual performance achievements.
●	INCENTIVE PAY BALANCE. We believe the portion of total compensation contingent on performance should increase with an executive’s level of responsibility. Annual and long-term incentive compensation opportunities should reward the appropriate balance of short-and long-term financial and strategic business results. Long-term incentive compensation opportunities should significantly outweigh short-term cash-based opportunities. Annual objectives should be compatible with sustainable long-term performance.
●	INVESTOR ALIGNMENT AND RISK ASSUMPTION. We place a strong emphasis on delivering long-term results for our investors and clients and discourage excessive risk taking by our executive officers.
●	GOOD GOVERNANCE. Good compensation governance plays a prominent role in our approach to compensation. As discussed in the next section, our compensation committee considers good governance practice as they review our compensation programs and adopt policies that work for us.

We believe the most effective way of accomplishing these objectives is to provide our named executive officers with enough fixed compensation in the form of base salary to disincentivize excessive risk taking, while providing them with sufficient opportunities in the form of variable compensation that is linked to our annual and long-term strategic goals to align their interests with those of our investors. We believe it is important to deliver strong results for our investors and clients, and we believe our practice of linking compensation with corporate performance will help us to accomplish that goal.

COMPENSATION BEST PRACTICES

We take a proactive approach to compensation governance. Our compensation committee regularly reviews our compensation programs and, when appropriate, makes adjustments that it believes are in our best interests and the best interests of our investors. As part of this process, our compensation committee considers current best practices, and makes changes in our compensation programs when the compensation committee deems it appropriate, all with the goal of continually improving our approach to executive compensation and its link to driving strong performance and value for our investors.

Our compensation programs include the following notable best practices:

Things We Do	Things We Won’t Do
✓
Set a high ratio of performance-based compensation to total compensation, and a low ratio of non-performance-based compensation, including fixed benefits, perquisites and salary, to total compensation.
Ð Provide tax gross-ups or reimbursement of taxes on perquisites.
✓ Adopted robust stock ownership guidelines and linked the guidelines to a holding period requirement for executives and directors who have not met the guidelines.	Ð Permit the repricing of stock options or any equivalent form of equity incentive.
✓ Clawback any overpayments of incentive-based or equity-based compensation that were attributable to restated financial results in compliance with the NYSE listing rules.	Ð Have multi-year guarantees for salary increases, non-performance-based bonuses or guaranteed equity compensation in our executive employment agreements.
✓ Our compensation committee sets maximum levels payable under our annual incentives, and our equity incentive plan has a limited award pool.	Ð Employment agreements do not allow tax gross-ups for compensation paid due to a change of control and do not contain single-trigger severance payment arrangements related to a change of control.
✓ Our long-term equity incentive awards granted to our named executive officers generally use a vesting schedule of at least three years.	Ð Supplemental executive retirement plans, executive pensions or excessive retirement benefits.
✓ Dividends are accrued and are paid only on equity awards that vest.
✓ Awards vest in connection with a change in control only if combined with a termination of employment (unless the acquiror does not assume the awards).
✓ Separate the positions of Chief Executive Officer and Executive Chairman.
✓ Limited perquisites.
✓ Our compensation committee uses an independent compensation consultant who reports solely to the compensation committee and does not provide separate services to management.

2024 STOCKHOLDER VOTE ON EXECUTIVE COMPENSATION

At our 2024 annual meeting of stockholders, we held a non-binding advisory vote, also called a “say-on-pay” vote, on the compensation of our named executive officers as disclosed in the 2024 proxy statement. More than 70% of the shares voted at our annual meeting were voted in favor of our 2024 say-on-pay vote. The compensation committee considered these results, as well as the feedback we received from investors prior to and following our 2024 annual meeting, in making compensation decisions for 2025. For a description of the feedback we received from investors and the actions we took to address various issues they identified, see the section below.

2024 Stockholder Engagement and Response

We are committed to hearing and responding to the views of our stockholders, especially in light of the results of our 2024 say-on-pay vote. In 2024, our officers met with investors on numerous occasions, both in group and one-on-one settings. At these meetings, our officers discuss a variety of topics, including our operational and stock performance, corporate governance and executive compensation matters. We report and discuss these meetings with our board or applicable board committees, as appropriate.

During June 2024, we reached out to 13 of our top 20 institutional investors (excluding Bilcar, CC Capital, Cannae and THL) requesting to speak with each to discuss executive compensation and governance matters. We spoke with three of those investors, who collectively owned approximately 15% of our outstanding shares, and received their views on various matters, including the performance metrics used in our annual cash incentives and long-term equity incentive plans, as well as corporate governance matters such as the voting standard in director elections and board succession planning, as well as our executive compensation programs. Our Chief Legal Officer and Corporate Secretary participated in these meetings. The principal observations identified by our stockholders in our 2024 engagement process and our positive steps to address those observations are summarized below:

Observations Identified and Response	Discussion

OBSERVATION:

Some investors expressed a preference for a performance metric that measures return to investors, such as Total Shareholder Return, for long-term equity incentives, although other investors indicated they prefer companies utilize measures that management can impact such as revenue and EBITDA.

RESPONSE:

We continue to utilize Adjusted EBITDA because it measures management’s success in both driving operational growth and controlling expenses through various business cycles.

We considered various alternatives to Adjusted EBITDA to be used as the performance measure for our performance-based restricted stock awards, including Total Shareholder Return or Relative Total Shareholder Return. However, our compensation committee believes that it is important that the performance measure for our long-term equity incentives be one that management can impact and that tracks their success in operating our business to drive growth and operational efficiency. Our compensation committee believes that Adjusted EBITDA is the performance measure that best tracks this success. Conversely, the compensation committee believes that metrics based on total shareholder return are more impacted by stock market dynamics and broader economic conditions rather than the success of our management team in executing on our strategic plan and efficiently operating our business to drive growth. In fact, since our IPO, while our business has grown and our financial performance has been strong, our stock price has not reflected these successes.

Our compensation committee believes that our long-term equity incentive awards have two primary purposes: (1) to promote the retention of the executives in our business who are best able to impact the continued successful performance of our business, and (2) to continue to drive our executives to continue to grow our business year-over-year. In light of these two goals, our 2025 performance-based restricted stock awards require that (1) we meet or exceed our Adjusted ABITDA performance from the prior year in each year of the award, and (2) the executive continue to be employed with us at the date of vesting in order for the award to vest.

Our compensation committee agrees it is important that our executives’ financial interests be aligned with our investors in considering whether to utilize a performance measure based on shareholder return. In this regard, our compensation committee has set robust ownership guidelines for our executive team and our executives’ holdings in our common stock constitute a significant portion of each of their respective net worth. As of April 15, 2025, Mr. Jabbour holds shares of our common stock with a value of approximately $107 million and our other named executive officers as a group hold shares of our common stock with a value of

Observations Identified and Response	Discussion

approximately $58 million, in each case based upon a closing price of our common stock of $8.77 on that date.

The compensation committee determined that, because (1) our performance-based restricted stock awards constitute a significant majority of the compensation received by our executives, (2) Adjusted EBITDA is extremely effective in measuring our operating strength and efficiency and is one of the most important measures of our success to the investor community, and (3) the value of our executives’ equity-based awards goes up or down with our stock price – just as the value of our investors’ investments in our stock go up or down – so that they do not recognize the intended value of their awards if our stock price decreases. The combination of our robust stock ownership guidelines and utilization of Adjusted EBITDA in our performance-based restricted stock awards creates a strong link between our executives and our other investors in our continued operational success and return on their respective investments.

OBSERVATION:

Provide more disclosure around the requirements to achieve the strategic risk management objective under the Annual Incentive Plan.

RESPONSE:

We have provided additional disclosure in our discussion of our Annual Incentive Plan later in this Compensation Discussion & Analysis

We have provided further disclosure around our process for setting annual corporate risk management objectives and how the compensation committee determines success with respect thereto for purposes of the strategic risk management objective under the Annual Incentive Plan. See “Compensation Discussion & Analysis – Annual Performance-Based Cash Incentive.”

OBSERVATION: Use a plurality vote standard in elections of directors. RESPONSE: The board determined not to make any change to the vote standard in director elections in 2025.

Our board reviews our governance policies, including our Corporate Governance Guidelines and committee charters, each year in the first quarter. During these discussions, the board considers any feedback received from stockholders regarding to our corporate governance. Following this feedback received in our engagement with stockholders in connection with our 2024 annual meeting, in February 2025, our board considered whether to make any change to the vote standard in elections of directors. Due to the ongoing discussions at that time with regard to a potential sale of the Company, the board determined to take no action on this matter in 2025 and to revisit it at a later date.

OBSERVATION: Provide additional disclosure around board succession planning and recruitment. RESPONSE: We have provided additional disclosure regarding these matters.

We have provided additional disclosure concerning how our board approaches succession planning and director recruitment under “Certain Information About our Directors – Composition, Tenure, and Refreshment.”

OVERVIEW OF OUR COMPENSATION PROGRAMS

Principal Components of Compensation

We link a significant portion of each named executive officer’s total annual compensation to performance goals that are intended to deliver measurable results. Executives are generally rewarded only when and if the pre-established performance goals are met or exceeded. We also believe that material ownership stakes for executives assist in aligning executives’ interests with those of stockholders and strongly motivate executives to build long term value. We structure our compensation programs to assist in creating this link.

The following chart illustrates the principal elements of our named executive officer compensation program in 2024:

Fixed Compensation	Short-Term Incentives	Long-Term Incentives	Benefits
Base Salary	Annual Cash Incentives	Long-Term Equity Incentives	Employee Stock Purchase Plan; 401(k) plan; health insurance and limited perquisites.
Fixed cash component with annual merit increase opportunity based on responsibilities, individual performance results and other considerations.	Annual cash award for profitability, growth and operating strength during the year.	Equity awards to promote long-term growth and tie our executives’ financial interests to those of our investors.
Link to Performance
Individual performance	Adjusted EBITDA, Adjusted Revenue, Adjusted EPS, new sales and strategic risk management objectives	Future growth in equity value and Adjusted EBITDA

The principal components of our executive compensation program for our named executive officers in 2024 were base salaries, annual cash incentives under our Annual Incentive Plan and long-term equity incentive awards in the form of performance-based restricted stock. In 2024, our compensation committee placed heavy emphasis on the at-risk, performance-based components of performance-based cash incentives and long-term equity incentives. The compensation committee determined the appropriate value of each of these components of compensation after considering each executive’s level of responsibility, the individual skills, experience and potential contribution of each executive, and the ability of each executive to impact company-wide performance and create long-term value. As shown in the table below, 82% or more of our named executive officers’ total compensation was based on performance-based incentives. Benefits comprised 4% or less of total compensation for all of our named executive officers.

The compensation committee believes a significant portion of an executive officer’s compensation generally should be allocated to compensation that effectively aligns the interests of our executives with the long-term interests of our investors. Consequently, in 2024, a significant majority of our named executive officers’ total compensation was provided in the form of long-term equity incentives and cash incentives under our Annual Incentive Plan.

In establishing the compensation program for Mr. Jabbour, our compensation committee carefully evaluated his critical role within our organization, particularly in relation to execution of our strategic goals and long-term growth. Recognizing the paramount importance of retaining his services and ensuring his continued focus and dedication, the Committee undertook a comprehensive review of Mr. Jabbour’s compensation in 2024.

This review included an analysis of market trends, industry standards and peer group benchmarks conducted by our compensation consultant. As a result, the compensation committee decided to realign Mr. Jabbour’s cash-based compensation, which includes his base salary, annual cash incentive opportunity and long-term equity awards, to be more consistent with his peers.

The overall structure and weighting of the various components of Mr. Jabbour’s compensation package are indicative of the Committee’s subjective assessment of the significant value he brings to our organization and its success. The Committee recognizes that retaining Mr. Jabbour’s expertise and focus is essential for the Company’s ability to execute on its strategic plan for growth.

Furthermore, the terms of Mr. Jabbour’s compensation are designed to align his interests with those of our shareholders, with a substantial majority of his target compensation being contingent upon the achievement of specified performance objectives and a majority of his compensation being composed of performance-based restricted stock. This performance-based structure with a weighting toward restricted equity awards underscores our commitment to ensuring that Mr. Jabbour’s compensation is closely tied to the Company’s success, long-term value creation and the interests of our stockholders.

ALLOCATIONS OF TOTAL COMPENSATION FOR 2024

The following table shows the allocation of 2024 total compensation for our named executive officers, as reported in the Summary Compensation Table below, among the various components. The compensation committee believed this allocation to be appropriate after consideration of the factors described above.

			Stock
		Annual	Awards	Benefits &		Performance-
		Cash	(Perf.-	Other	Total	Based
Name	Salary	Incentive	Based)	Compensation	Compensation	Compensation
Anthony M. Jabbour	7.5%	13.5%	74.9%	4.1%	100.0%	88.4%
Bryan T. Hipsher	9.7%	8.7%	77.7%	3.8%	100.0%	86.5%
Virginia G. Gomez	9.7%	9.6%	77.4%	3.3%	100.0%	87.0%
Neeraj Sahai	9.7%	9.6%	77.4%	3.3%	100.0%	87.0%
Joe A. Reinhardt III	13.9%	12.5%	69.6%	4.0%	100.0%	82.1%

COMPENSATION COMPONENTS

Note that the financial measures used as performance targets for our named executive officers described in this discussion are non-GAAP measures and differ from the comparable GAAP measures reported in our financial statements. We explain how we use these non-GAAP measures in our discussions about incentives below.

Base Salary

Base salaries for our named executive officers reflect the fixed component of compensation for their ongoing contributions to the operating performance of their respective areas of responsibility. We provide our named executive officers with base salaries that are intended to provide them with a level of assured, regularly paid cash compensation that is competitive and reasonable. Messrs. Hipsher’s, Sahai’s and Reinhardt’s and Ms. Gomez’s 2024 base salaries were unchanged for 2024 compared to 2023. Mr. Jabbour’s salary was increased to $1,000,000 to realign his compensation with peer and market practices.

Our compensation committee reviews salary levels annually as part of our performance review process, as well as in the event of promotions or other changes in our named executive officers’ positions or responsibilities. When establishing base salary levels, our compensation committee considered the peer, industry and market compensation data provided by our compensation consultant, Mercer, as well as a number of qualitative factors, including the named executive officer’s experience, knowledge, skills, level of responsibility and performance.

Annual Performance-Based Cash Incentive

In 2024, we established annual cash incentive opportunities under our Annual Incentive Plan for each of our named executive officers. We use the Annual Incentive Plan to provide a form of at-risk, performance-based pay that is focused on achievement of critical, objectively measurable, annual financial objectives. The 2024 annual cash incentives were conditioned upon the achievement of pre-defined financial objectives, which were determined by our compensation committee. The Annual Incentive Plan plays an important role in our approach to total compensation. It motivates participants to work hard and proficiently toward improving our operating performance for a fiscal year, and it requires that we achieve defined annual financial performance goals before participants become eligible for an incentive payout. We believe that achieving our financial objectives is important to executing our business strategy, strengthening our services and solutions, improving client satisfaction, gaining new clients and delivering long-term value to our stockholders. In addition, the cash incentive program helps to attract high caliber executives and to maintain a market competitive compensation program.

In February 2024, our compensation committee approved the 2024 fiscal year financial performance objectives and a target incentive opportunity for our named executive officers, as well as the potential incentive opportunity range for maximum and threshold performance. No annual incentive payments are payable to an executive officer if the pre-established, minimum performance levels are not met, and payments are capped at the maximum performance payout level. Each executive’s target incentive opportunity under the Annual Incentive Plan was established by our compensation committee as described above for executive officers as a percentage of each individual’s base salary, as follows: Mr. Jabbour 200% of base salary, Mr. Hipsher 100% of base salary, Ms. Gomez 110% of base salary, Mr. Sahai 110% of base salary, and Mr. Reinhardt 100% of base salary.

With respect to Mr. Jabbour, in setting his target and maximum annual cash incentive opportunities for 2024, the compensation committee considered that he is the driving force behind our execution of our strategic vision, including optimization of our go-to-market and client service strategies; simplifying and scaling our technologies; expanding and enhancing our data; and strengthening and enhancing our solutions to provide insights into our data, all while maintaining an efficient cost structure to create the most value for our stockholders.

The amount of the annual incentives actually paid depends on the level of achievement of the pre-established goals as follows:

●	If threshold performance is not achieved, no incentive will be paid.
●	If threshold performance is achieved, the incentive payout will equal 50% of the executive officer’s target incentive opportunity.
●	If target performance is achieved, the incentive payout will equal 100% of the executive officer’s target incentive opportunity.
●	If maximum performance is achieved, the incentive payout will equal 200% of the executive officer’s target incentive opportunity, except for Mr. Jabbour, whose maximum incentive payout is equal to 300% of his target incentive opportunity.
●	Between these levels, the payout is prorated.

Threshold performance levels were established to challenge our executive officers. Maximum performance levels were established to limit annual incentive awards so as to avoid excessive compensation while encouraging executives to reach for performance beyond the target levels. An important tenet of our pay-for-performance philosophy is to utilize our compensation programs to motivate our executives to achieve performance levels that reach beyond what is expected of us as a company.

Target performance levels are aligned with our 2024 business plan as approved by our board of directors and are intended to be difficult to achieve, but not unrealistic. The performance targets were based on discussions between management and our compensation committee. In setting 2024 performance metrics, our compensation committee considered the following:

●	Consistency among the 2024 performance targets and the 2024 business plan; and
●	The effect that reaching performance targets would have on our growth and operating efficiency.

The 2024 performance metrics and weightings were Adjusted Revenue (30%), Adjusted EBITDA (25%), new sales (25%), Adjusted EPS (10%) and strategic risk management objectives (10%). These performance metrics are among the most important measures in evaluating the performance of our business, and they can have a significant impact on long-term value creation and the investing community’s expectations.

These annual incentive performance goals are synchronized with our annual budget, our long-term financial plan, and our board of directors’ expectations. In the following table, we explain how we calculate the financial performance measures utilized in the Annual Incentive Plan and why we use them. In addition to these measures, our annual incentive plan also includes qualitative risk-based performance measure that is described further below.

Performance Measure	Weight	How Calculated	Reason For Use
Adjusted Revenue	30%	GAAP revenues on a constant currency basis.	Adjusted Revenue is useful to investors and management as a supplemental measure to evaluate our performance on a consistent basis.

Adjusted EBITDA	25%

GAAP Net income (Loss) attributable to Dun & Bradstreet, adjusted to exclude certain income statement items including but not limited to: (i) depreciation and amortization; (ii) interest expense and income; (iii) income tax provision or benefit; (iv) equity-based compensation; (v) exit costs, impairments, and other charges; (vi) transition costs primarily consisting of non-recurring expenses associated with transformational and integration activities; (vii) equity in net income of affiliates; (viii) net income attributable to non-controlling interests; (ix) merger, acquisition and divestiture-related costs; (x) other expenses and income — net; and (xi) other adjustments primarily related to non-recurring charges such as legal expense associated with significant legal and regulatory matters.

Adjusted EBITDA is useful to investors as a supplemental measure to evaluate the overall operating performance of companies. Management uses Adjusted EBITDA as a measurement used to compare our operating performance to our peers and competitors.

New sales	25%	The aggregate of (i) sales of products to new clients in 2024; and (ii) sales of products to existing clients with an incremental increase over prior year sales.

New sales is a driver of future revenue growth. It rewards management for success at selling new products to our clients and gaining new clients. We believe this performance measure is a tangible indication of our executives’ immediate efforts to grow Adjusted revenue and Adjusted EBITDA.

Adjusted EPS	10%

Adjusted Net Earnings divided by the diluted weighted average shares of common stock outstanding, adjusted to exclude certain income statement items including, but not limited to: (i) incremental depreciation and amortization resulting from the application of purchase accounting; (ii) equity-based compensation; (iii) exit costs, impairments, and other charges; (iv) merger, acquisition and divestiture-related costs; (v) transition costs primarily consisting of non-recurring expenses associated with transformational and integration activities; (vi) debt refinancing and extinguishment costs; (vii) non-operating pension-related income (expenses); (viii) non-cash gain and loss resulting from the modification of our interest rate swaps; (ix) other adjustments primarily related to non-recurring charges such as legal expense associated with significant legal and regulatory matters; and (x) tax effect of the non-GAAP adjustments and other tax effect adjustments.

Adjusted EPS is an important measure of our performance as it reflects growth and profitability as well as the effectiveness of our capital allocation. Adjusted EPS is a common basis for equity valuation and widely followed by the investment community.

Adjusted EBITDA, Adjusted Revenue and Adjusted EPS are non-GAAP financial measures that we believe are useful to investors in evaluating our overall financial performance. We believe these measures provide useful information about operating results and profitability, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making.

Final calculations of our achievement of the performance measures are subject to adjustment for variances as a result of legislative or regulatory changes, extraordinary events, unbudgeted acquisitions or divestitures, non-recurring charges, restructuring changes, unbudgeted discontinued operations, as well as currency fluctuations, as estimated by management and approved by the compensation committee. These adjustments encourage our executives to focus on achieving strong financial performance and efficient operation of our continuing businesses during the year to achieve the performance measures. The adjustments also ensure that the achievement of the performance measures, as determined by the compensation committee at the end of the performance period, correlate with the budget and thereby serve as barometers of management’s performance in growing our business, obtaining new clients, operating the business effectively and efficiently, and achieving the goals set in our annual business plan, as approved by the board of directors. The adjustments also encourage our executives to focus on the long-term benefit and strategic impact of any acquisitions or divestitures regardless of whether they may have a positive or negative impact on our Adjusted Revenues and Adjusted EBITDA in the current year.

In 2024, our compensation committee also included a qualitative risk-based performance criteria, reflecting the importance our board places on management’s actions to manage and mitigate risk across our Company as one of the metrics in our Annual Incentive Plan. To emphasize the importance of our executive team’s constant focus on and mitigation of the risks to our business, including reducing risks related to cybersecurity, data privacy, emerging business and regulatory risks, including those resulting from an increasingly complicated global regulatory landscape, the committee determined to tie 10% of our executives’ annual incentive awards to the achievement of the Company’s strategic risk management objectives for 2024. We have taken proactive steps in 2024 to reduce these risks, including the establishment of a Cybersecurity Subcommittee of our Enterprise Risk Committee, and AI Governance Council, enhanced employee training on various topics, and process enhancements to reduce our residual risk across the organization. As a result, the compensation committee determined that management achieved the strategic risk management objectives for 2024 at the target level of 100%. The maximum payout for achievement of the risk objectives is 100%, although the compensation committee may determine that the objective has been achieved at a level below 100%.

Set forth below are the relative percentage weights of the 2024 performance metrics, the threshold, target and maximum performance levels for each financial performance metric and 2024 performance results. The strategic risk management objective may only be achieved and paid out at target. For information on the ranges of possible payments under our Annual Incentive Plan, see “— Grants of Plan-Based Awards” under the column Estimated Possible Payouts Under Non-Equity Incentive Plan Awards.

					Performance
		Threshold	Target	Maximum	Result
		($ in millions	($ in millions	($ in millions	($ in millions
		except	except	except	except	Payout
Performance Metric	Weight	Adjusted EPS)	Adjusted EPS)	Adjusted EPS)	Adjusted EPS)	Factor
Adjusted Revenue	30%	$2,356	$2,416	$2,452	$2,378.8	69.0%
Adjusted EBITDA	25%	$898	$940	$967	$915.6	71.0%
New Sales	25%	$325	$375	$425	$412.9	175.8%
Adjusted EPS	10%	$0.96	$1.02	$1.06	$0.96	50.0%
Strategic Risk Management Objective	10%	—	—	—	Achieved	100.0%
Total						97.4%

For 2024, we assigned a relative percentage weight of 30% to the Adjusted Revenue performance metric, 25% to the Adjusted EBITDA performance metric, 25% to the new sales performance metric, 10% to the Adjusted EPS performance metric and 10% to the strategic risk management objectives. The percentage weight of each performance metric is the percentage of each executive’s total annual incentive that is payable upon achieving the threshold, target or maximum performance level determined for such performance metric. The relative percentage weights for the performance metrics sum to 100%, and therefore 100% of the annual incentive awards would potentially be payable if target performance levels were achieved for all five of the 2024 performance objectives.

The table below shows each named executive officer’s 2024 target incentive opportunity and the amounts actually paid under the Annual Incentive Plan. Although management’s achievement under the plan resulted in an overall payout amount of 97.4% of target, the compensation committee, upon management’s recommendation, used negative discretion to reduce the payout to 90.0% of target following consideration of overall execution and other factors that impacted the Company’s performance in 2024.

		2024 Annual	2024	Actual	2024 Total
	2024 Base	Incentive	Incentive	Performance	Incentive
Name	Salary(1)	Target(2)	Pay Target	Multiplier(3)	Earned(3)
Anthony M. Jabbour	$1,000,000	200%	$2,000,000	90.0%	$1,800,000
Bryan T. Hipsher	$500,000	100%	$500,000	90.0%	$450,000
Virginia G. Gomez	$500,000	110%	$550,000	90.0%	$495,000
Neeraj Sahai	$500,000	110%	$550,000	90.0%	$495,000
Joe A. Reinhardt III	$500,000	100%	$500,000	90.0%	$450,000
(1)	Represents annual base salary set in accordance with the terms of each of the named executive officers’ respective employment agreement. See “— Employment Agreements.”
(2)	Represents the 2024 Annual Incentive Target as a percentage of the named executive’s 2024 base salary.
(3)	Amounts shown reflect the multiplier actually applied and the amounts actually paid to executives following the discretionary reduction of the payout factor earned of 97.4% of target to 90.0% of target by the compensation committee. Our executives would have received the following 2024 total incentives if the earned payout factor of 97.4% had been applied: Mr. Jabbour $1,948,000; Mr. Hipsher $487,000; Ms. Gomez $535,700; Mr. Sahai $535,700; Mr. Reinhardt $487,000.

Long-Term Equity Incentives

Awards Under our Omnibus Incentive Plan

We typically approve our long-term equity incentive awards during the first quarter as the compensation committee sets our compensation strategy for the year. In March 2024, we used our 2020 Omnibus Incentive Plan (the Omnibus Incentive Plan) to grant long-term incentive awards in the form of performance-based restricted stock to our named executive officers.

We accrue cash dividends on unvested restricted shares, and payment of those dividends is subject to the same vesting requirements as the underlying shares — in other words, if the underlying shares do not vest, the accrued cash dividends are forfeited. We do not pay or accrue cash dividends on stock options.

Our compensation committee considers several qualitative and quantitative factors when determining equity incentive award levels, and ultimately uses its judgment when determining the terms of individual awards. The factors the compensation committee considers include the following:

●	The executive officer’s level of responsibility and ability to influence our performance;
●	The executive officer’s level of experience, skills and knowledge;
●	The need to retain and motivate highly talented executive officers;
●	Corporate governance considerations related to executive officer compensation; and
●	Our current business environment, objectives and strategy.

While our compensation committee considered each of the factors set forth above in arriving at the specific awards granted to each of our named executive officers in 2024, its determination was not formulaic; rather, our compensation committee exercised its discretion to make decisions based on its assessment of the totality of the factors, including the significant financial return that our officers returned to our stockholders. In particular, with respect to Mr. Jabbour, the relative size of his 2024 performance-based restricted stock award as compared to awards granted to others is reflective of our compensation committee’s subjective assessment of the significant value he adds to our organization and his ability to shape and execute on our long-term strategy and impact our long-term success.

Timing of Equity Awards

During fiscal 2024, the Company did not grant stock options or other similar types of awards to any NEOs. Moreover, the Company did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. Historically, the Company’s practice is to grant any equity-based compensation in March of each year.

Performance-based Restricted Stock

The performance-based restricted stock awards granted in March 2024 vest over three years based on continued employment with us, provided that in each year of the award, we must achieve Adjusted EBITDA that meets or exceeds our Adjusted EBITDA for the prior year in order for that one-third (1/3) of the award to vest. For example, in 2024 we had to achieve Adjusted EBITDA equal to or greater than our 2023 Adjusted EBITDA of $892 million in order for the first 1/3 of the 2024 performance-based restricted stock award to vest. We achieved Adjusted EBITDA of $915.6 million for this period (after the effect of foreign currency exchange) for the year ended December 31, 2024.

The compensation committee designs our long-term incentive awards to achieve two goals: (1) retain our executives and senior leaders who are critical to the successful execution of our strategic plan and operational growth, and (2) drive continued growth in our business. Accordingly, in setting the performance target for our long-term incentive awards, our compensation committee believes it is important to use a performance measure that measures management’s ability to drive operational performance and efficiency to grow our business year-over-year. Because these awards also serve as our primary retention tool, the committee sets the performance objective at a level that requires growth but is not a stretch for our executives. The committee’s approach in this respect is different than its approach in setting the performance targets for our annual cash-based incentive, where the committee sets the minimum, target and maximum performance targets at levels that are intended to drive superior performance by our executives.

The compensation committee evaluates various metrics when deciding what goal to use as the performance objective for our long-term equity incentives, including various financial metrics and metrics tied to shareholder return. The committee selected Adjusted EBITDA because it is one of the most important measures in evaluating our operating strength and efficiency. It also reflects our ability to convert revenue into operating profits for stockholders and our progress toward achieving our long-term strategy. It is a key measure used by investors and has a significant effect on our long-term stock price. The committee determined not to use a performance measure tied to shareholder return because (1) the awards are stock-based and therefore their value rises and falls with our stock price so that they naturally link our executives’ interests with those of our investors, and (2) the committee believes the awards should be tied to a metric that management is able to impact rather than to a metric such as total shareholder return that is tied more to stock market dynamics and other economic facts over which our executives have no control.

For our performance-based restricted stock, Adjusted EBITDA is calculated as noted above under “Annual Performance-based Cash Incentive.” Final calculations of our achievement of the performance measures are subject to adjustment for variances as a result of legislative or regulatory changes, or extraordinary events, unbudgeted acquisitions or divestitures, non-recurring charges, restructuring changes, as well as currency fluctuations, as estimated by management and approved by the compensation committee. We make these adjustments for the same reasons described above under “Annual Performance-based Cash Incentive.”

We made the following performance-based restricted stock grants on March 11, 2024 to our named executive officers, one-third of which will vest on each of the first three anniversaries of the date of grant, subject to the Company’s achievement of the applicable performance objective each year: Mr. Jabbour 956,938; Mr. Hipsher 382,776; Ms. Gomez 382,776; Mr. Sahai 382,776; and Mr. Reinhardt 239,235. See “— Potential Payments under 2020 Omnibus Incentive Plan” for a discussion of treatment of such awards upon an occurrence of a change in control.

For information about the grant date fair values of the performance-based stock awards granted to our named executive officers in 2024, see “— Summary Compensation Table.”

WE PROMOTE LONG-TERM STOCK OWNERSHIP FOR OUR EXECUTIVES

We have formal stock ownership guidelines for our named executive officers and members of our board of directors. The guidelines were established to encourage such individuals to hold a multiple of their base salary (or annual retainer) in our common stock. The committee believes these guidelines serve as an important tool to align a significant portion of our executives’ and directors’ financial interests with those of our stockholders. The guidelines call for executives and directors to reach the ownership multiple within five years. The guidelines, including those applicable to non-employee directors, are as follows:

Position	Minimum Aggregated Value
CEO	6 × base salary
Officers	2 × base salary
Members of the Board	5 × annual cash retainer

Our named executive officers and our board of directors maintain significant long-term investments in our company. Each of our named executive officers and non-employee directors holdings of our stock significantly exceed these stock ownership guidelines, other than Messrs. Hagerty and Rao (who hold their equity for the benefit of THL) and Ms. Kliphouse (who joined the board in 2023). Our directors have five years from the time of their election to our board to satisfy the stock ownership guidelines. Collectively, as reported in the table “Security Ownership of Management and Directors,” our named executive officers and directors beneficially own an aggregate of approximately 42.4 million shares of our common stock as of April 15, 2025, which represents approximately 9.5% of our outstanding common stock with a value of approximately $372 million based on the closing price of our common stock on that date. The fact that our executives and directors hold such a large investment in our shares is part of our culture and our compensation philosophy. Management’s sizable investment in our shares aligns their economic interests directly with the interests of our stockholders and our executives are long-term holders of our common stock, so their wealth rises and falls as our share price rises and falls. Mr. Jabbour, in particular, has purchased more than 650,000 shares of our common stock in addition to the shares he has received as equity incentive awards and has never sold a share of our common stock since joining Dun & Bradstreet. Our executives’ long-term view on their investments in our stock promotes teamwork among our management team and strengthens the team’s focus on achieving long-term results and increasing stockholder value.

Benefit Plans

We provide retirement and other benefits to our U.S. employees under a number of compensation and benefit plans. Our named executive officers generally participate in the same compensation and benefit plans as our other executives and employees. In addition, our named executive officers are eligible to participate in broad-based health and welfare plans. We do not offer “defined benefit” pensions or supplemental executive retirement plans for our named executive officers.

401(K) PLAN. We sponsor a defined contribution savings plan that is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the Code), in which all of our employees in the United States, including our named executive officers, are eligible to participate. The plan contains a “cash or deferred arrangement” under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits, generally $23,000 in 2024.

A participant could receive the value of their vested account balance upon termination of employment. A participant is always 100% vested in their voluntary contributions. Vesting in matching contributions, if any, occurs following three years of service (or attainment of normal retirement age) based on continued employment.

For information regarding the matching contributions made to our named executive officers in 2024 see “— Summary Compensation Table” under the column “All Other Compensation” and the related footnote.

EMPLOYEE STOCK PURCHASE PLAN. We offer an employee stock purchase plan, or ESPP, through which our executives and employees can purchase shares of our common stock through payroll deductions and through matching employer contributions. Participants in the ESPP may deduct up to 15% of their after-tax base pay. At the end of each calendar quarter, we make a matching contribution to the account of each participant who has been continuously employed by us or a participating subsidiary for the last four calendar quarters if the participant has held the shares purchased in the quarter to which the matching contribution relates for at least one year. For employees with more than ten years of service and employees in certain designated leadership roles, including our named executive officers, matching contributions are equal to one-half of the amount contributed during the quarter that is one year earlier than the quarter in which the matching contribution was made. The matching contributions, together with the employee contributions, are used to purchase shares of our common stock on the open market.

HEALTH AND WELFARE BENEFITS. We sponsor various broad-based health and welfare benefit plans for our employees. We provide all our employees, including our named executive officers, with basic life insurance and the option for additional life insurance. The taxable portion of the premiums on company-paid basic life insurance for our named executive officers is reflected below under “— Summary Compensation Table” under the column “All Other Compensation” and related footnote.

OTHER BENEFITS. We provide few perquisites to our executives that are not offered to our employees generally. In general, the perquisites provided are intended to help our executives be more productive and efficient and to protect us and the executive from certain business risks and potential threats. The compensation committee regularly reviews the perquisites provided to our executive officers. Further detail regarding executive perquisites in 2024 can be found in the “— Summary Compensation Table” under the column “All Other Compensation” and the related footnote.

Employment Agreements and Post Termination Compensation and Benefits

We have entered into employment agreements with our named executive officers. These agreements provide us and the executives with certain rights and obligations following a termination of employment. We believe these agreements are necessary to protect our legitimate business interests, as well as to protect the executives in the event of certain termination events. For a discussion of the material terms of these agreements see “— Employment Agreements” below.

Role of Compensation Committee, Compensation Consultant and Executive Officers

Our compensation committee is responsible for reviewing, approving and monitoring all compensation programs for our named executive officers. Our compensation committee is also responsible for administering our annual cash incentives, our Omnibus Incentive Plan and approving individual grants and awards under those plans for our named executive officers.

In connection with our 2024 executive compensation programs, our compensation committee engaged Mercer, an independent compensation consultant and an operating subsidiary of Marsh McLennan, to conduct an annual review of our compensation programs for our named executive officers and other key executives and our board of directors. Mercer was selected, and its fees and terms of engagement were approved, by our compensation committee. Mercer reported directly to the compensation committee. For 2024, Marsh McLennan received aggregate fees from the Company of $622,007, of which $93,784 was for executive compensation work for the compensation committee, $514,502 was for other services performed by Mercer, and $13,721 was for services performed by Marsh. In April 2025, the compensation committee reviewed the independence of Mercer in accordance with the rules of the NYSE regarding the independence of consultants to the compensation committee and affirmed the consultant’s independence.

In February 2024, our Chief Executive Officer, Mr. Jabbour, made recommendations with respect to the compensation of his direct reports. William P. Foley, II, our Executive Chairman, made recommendations with respect to Mr. Jabbour’s compensation. In addition, Colleen Haley, our Corporate Secretary, coordinated with our compensation committee members and Mercer in preparing the committee’s meeting agendas and, at the direction of the committee, assisted Mercer in gathering our financial information and information on our executives’ existing compensation arrangements for inclusion in Mercer’s reports to our compensation committee. Our executive officers do not make recommendations to our compensation committee with respect to their own compensation.

While our compensation committee carefully considers the information provided by, and the recommendations of, Mercer and the individuals who participate in the compensation process, our compensation committee retains complete discretion to accept, reject or modify any compensation recommendations.

To assist our compensation committee, Mercer conducts market reviews of the compensation we pay to our executive officers. It gathers market compensation data on total compensation, which consists of annual salary, annual incentives, long-term incentives, executive benefits, executive ownership levels, overhang and dilution from our Omnibus Incentive Plan, pay mix and other key statistics. The market compensation data provides a point of reference for our compensation committee, but our compensation committee ultimately makes subjective compensation decisions based on all of the factors described above.

The compensation committee compares our executive compensation program to a group of companies that are comparable in terms of size and industry, which we refer to as our peer group. The overall purpose of this peer group is to provide a market frame of reference for evaluating our compensation arrangements (current or proposed), understanding compensation trends among comparable companies, and reviewing other compensation and governance-related topics that may arise during the course of the year. The primary factors used to select the peer group were revenue (with peer group companies’ revenue ranging from approximately 0.5x to 3x projected 2024 revenue), market capitalization, EBITDA, industry focus, geographic footprint and business model.

The fiscal year 2024 peer group consisted of the 11 companies listed below. Intercontinental Exchange, Inc. was removed from our peer group in 2024 because of its size following its acquisition of Black Knight, Inc.:

● Thompson Reuters Corporation	● MSCI Inc.
● Fair Isaac Corporation	● Factset Research System Inc.
● Moody’s Corporation	● Costar Group, Inc.
● Equifax Inc.	● Morningstar, Inc.
● TransUnion	● Verisk Analytics, Inc.
● Tyler Technologies, Inc.

The revenue range of these companies at that time was approximately $1.6 billion to $7 billion. This compares to our 2024 revenue estimate at that time of about $2.4 billion.

The marketplace compensation information in this discussion is not deemed filed or a part of this compensation discussion and analysis for certification purposes.

Establishing Executive Compensation Levels

We operate in a highly competitive industry and compete with our peers and competitors to attract and retain highly skilled executives within that industry. To attract and retain talented executives with the leadership abilities and skills necessary for building long-term value, motivate our executives to perform at a high level and reward outstanding achievement, our executives’ compensation levels are set at levels that our compensation committee believes to be competitive in our market. When determining the value of the base salary and cash and equity incentives that each of our named executive officers would receive, our compensation committee considered a number of important qualitative and quantitative factors including:

●	The executive officer’s experience, knowledge, skills, level of responsibility and potential to influence our performance;
●	The business environment and our business objectives and strategy;
●	The executive’s ability to impact our achievement of the goals for which the compensation program was designed, including achieving our long-term financial goals and increasing investor value; and
●	Other corporate governance and regulatory factors related to executive compensation, including discouraging our named executive officers from taking unnecessary risks.

Our compensation decisions are not formulaic, and the members of our compensation committee did not assign precise weights to the factors listed above. Our compensation committee utilized their individual and collective business judgment to review, assess and approve compensation for our named executive officers. Following consideration of the market compensation information and the qualitative and quantitative factors discussed above, the compensation committee determined to set Messrs. Hipsher’s, Sahai’s and Ms. Gomez’s 2024 total direct compensation (consisting of base salaries, annual performance-based cash incentives and long-term equity incentives) near the 75th percentile of the peer group data and set Mr. Reinhardt’s total direct compensation above the 75th percentile, with base salaries falling at 25th percentile. This approach aligns with our philosophy of emphasizing variable performance-based compensation over fixed compensation.

In determining the total compensation for Mr. Jabbour in 2024, our compensation committee took a fresh look at all components of Mr. Jabbour’s compensation. The committee considered his valuable leadership skills, long-term focus on the development and execution of our strategic goals and his critical role and responsibilities as our Chief Executive Officer and reviewed his compensation relative to those of other chief executives in our peer group. Our compensation committee determined that Mr. Jabbour’s overall compensation in 2024 should continue to be heavily weighted toward performance-based long-term incentive awards, which comprised 77% of Mr. Jabbour’s total direct compensation, in order to create a strong link between the ultimate value of his compensation to the long-term performance of our stock in order to incentivize continued execution of our strategic plan and align his interests with those of our shareholders. However, the committee also determined that there was a misalignment in the fixed cash component of Mr. Jabbour’s base salary, which is also the foundation for his annual cash-based incentive, and determined to increase Mr. Jabbour’s base salary from $250,000 to $1,000,000 to better align his total compensation with other chief executives in our peer group. Following this realignment, Mr. Jabbour’s 2024 total direct compensation fell in the 50th to 75th percentile range of the peer group data.

Hedging and Pledging Policy

In order to more closely align the interests of our directors and executive officers with those of our stockholders and to protect against inappropriate risk taking, we maintain a hedging and pledging policy, which prohibits our executive officers and directors from taking any of the following actions without obtaining approval from our board of directors: engaging in hedging or monetization transactions with respect to our securities, engaging in short-term or speculative transactions in our securities that could create heightened legal risk and/or the appearance of improper or inappropriate conduct or holding Company securities in margin accounts or pledging them as collateral for loans.

Clawback Policy

In compliance with SEC requirements and NYSE listing standards, our compensation committee adopted a policy in October 2023 to clawback and recover incentive-based compensation erroneously paid to and received by our executive officers if we are required to prepare an accounting restatement due to material noncompliance with financial reporting requirements. Under the policy, in the event of such a restatement, we will clawback any incentive-based compensation paid during the preceding three-year period to the extent it would have been lower had the compensation been based on the restated financial results. No clawbacks were made in 2024.

Tax and Accounting Considerations

Our compensation committee considers the impact of tax and accounting treatment when determining executive compensation.

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount that can be deducted in any one year for compensation paid to certain executive officers. While our compensation committee considers the deductibility of compensation as one factor in determining executive compensation, the compensation committee also looks at other factors in making its decisions, as noted above, and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the awards are not deductible for tax purposes.

Our compensation committee also considers the accounting impact when structuring and approving awards. We account for share-based payments in accordance with ASC Topic 718, which governs the appropriate accounting treatment of share-based payments under GAAP.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this proxy statement.

THE COMPENSATION COMMITTEE

Richard N. Massey (Chair)
Thomas M. Hagerty
James A. Quella

Executive Compensation

SUMMARY COMPENSATION TABLE

The following table contains information concerning the cash and non-cash compensation awarded to or earned by our named executive officers for the years indicated.

						Non-equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name	Year	($)(1)	($)	($)(2)	($)	($)(3)	($)(4)	($)
Anthony M. Jabbour	2024	1,000,000	—	10,000,002	—	1,800,000	543,920	13,343,922
Chief Executive Officer	2023	250,000	—	10,000,008	—	600,000	453,640	11,303,648
	2022	250,000	—	20,000,017	8,395,255	428,000	166,206	29,239,478
Bryan T. Hipsher	2024	500,000	—	4,000,009	—	450,000	195,662	5,145,672
Chief Financial Officer	2023	500,000	—	4,000,008	—	550,000	169,334	5,219,342
	2022	500,000	—	6,000,010	2,098,814	428,000	86,487	9,113,311
Virginia G. Gomez	2024	500,000	—	4,000,009	—	495,000	170,398	5,165,407
President – North America	2023	500,000	—	4,000,008	—	605,000	122,326	5,227,334
	2022	449,358	—	4,750,032	1,469,170	369,836	48,342	7,086,738
Neeraj Sahai	2024	500,000	—	4,000,009	—	495,000	172,012	5,167,021
President – International	2023	500,000	—	4,000,008	—	605,000	143,842	5,248,850
	2022	500,000	—	7,000,008	2,518,580	986,425	63,396	11,068,409
Joe A. Reinhardt III	2024	500,000	—	2,500,006	—	450,000	143,246	3,593,252
Chief Legal Officer	2023	500,000	—	2,500,008	—	550,000	127,081	3,677,089
	2022	500,000	—	3,750,018	1,049,410	428,000	62,382	5,789,810
(1)	Amounts shown are not reduced to reflect the named executive officers’ elections, if any, to defer receipt of salary into our 401(k) plan or ESPP.
(2)	Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of the performance-based restricted stock awards granted to Messrs. Jabbour, Hipsher, Sahai, Reinhardt and Ms. Gomez on March 11, 2024. Performance-based restricted stock awards granted in 2024 are subject to our meeting an Adjusted EBITDA goal and time-based vesting over three years subject to continued employment. Performance conditions for the first 1/3 of our 2024 performance-based restricted stock awards were achieved in the year granted.
(3)	Amounts represent performance-based amounts earned under our Annual Incentive Plan for all executives.
(4)	For 2024, includes matching contributions for the 401(k) and ESPP, accrued cash dividends, life insurance premiums, and, with respect to Mr. Jabbour, Ms. Gomez, Mr. Sahai and Mr. Reinhardt also includes the cost of personal aircraft usage. The amount of incremental cost for personal aircraft usage is determined by calculating the hourly variable costs (i.e., fuel, catering, aircraft maintenance, landing and parking fees, crew costs and other miscellaneous costs) for the aircraft, and then multiplying the result by the hours flown for personal use during the year.

	401(K) Matching	Accrued Cash	ESPP Matching	Life Insurance	Personal Aircraft
Name	Contributions	Dividends	Contributions	Premiums	Usage	Total
Anthony M. Jabbour	—	395,419	19,017	258	129,226	543,920
Bryan T. Hipsher	12,075	145,495	38,032	60	—	195,662
Virginia G. Gomez	10,350	142,086	—	258	17,704	170,398
Neeraj Sahai	12,075	151,723	—	229	7,985	172,012
Joe A. Reinhardt III	12,075	91,178	38,032	396	1,565	143,246

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information concerning awards granted to the named executive officers during the fiscal year ended December 31, 2024.

						Estimated
						Future
			Estimated Possible			Payments
			Payouts Under			Under	Aggregate
			Non-Equity Incentive			Equity	Grant Date
			Plan Awards (1)			Incentive	Fair Value
			Threshold	Target	Maximum	Plan Awards:	of Restricted
Name	Grant Date	Award Type	($)	($)	($)	Target (#)(2)	Stock (3)
Anthony M. Jabbour Chief Executive Officer	2/8/2024	Annual Incentive Plan	1,000,000	2,000,000	6,000,000	—	—
	3/11/2024	Performance-Based Restricted Stock	—	—	—	956,938	$10,000,002
Bryan T. Hipsher Chief Financial Officer	2/8/2024	Annual Incentive Plan	250,000	500,000	1,000,000	—	—
	3/11/2024	Performance-Based Restricted Stock	—	—	—	382,776	$4,000,009
Virginia G. Gomez President – North America	2/8/2024	Annual Incentive Plan	275,000	550,000	1,100,000	—	—
	3/11/2024	Performance-Based Restricted Stock	—	—	—	382,776	$4,000,009
Neeraj Sahai President – International	2/8/2024	Annual Incentive Plan	275,000	550,000	1,100,000	—	—
	3/11/2024	Performance-Based Restricted Stock	—	—	—	382,776	$4,000,009
Joe A. Reinhardt III Chief Legal Officer	2/8/2024	Annual Incentive Plan	250,000	500,000	1,000,000	—	—
	3/11/2024	Performance-Based Restricted Stock	—	—	—	239,235	$2,500,006
(1)	Amounts reflect potential payments to be made under our Annual Incentive Plan for fiscal 2024. The amounts shown in the Threshold column reflect the amount payable if the threshold level of performance is achieved, which is 50% of the target amount shown in the Target column. The amount shown in the Maximum column is 200% of such target amount for each executive other than Mr. Jabbour, for whom it is 300% of his target amount. Target amounts, as a percentage of base salary, for each of our named executive officers under our Annual Incentive Plan are as follows: Mr. Jabbour 200%; Mr. Hipsher 100%; Ms. Gomez 110%, Mr. Sahai 110% and Mr. Reinhardt 100%.
(2)	Amounts represent the number of shares of performance-based restricted stock granted on March 11, 2024 under our Omnibus Incentive Plan, which are subject to our meeting an annual Adjusted EBITDA goal for each one-third of the award to vest. No amounts are earned under the award in any vesting year if the Adjusted EBITDA goal for that year is not met. If the Adjusted EBITDA goal for a vesting year is met or exceeded, the target number of shares to vest in that year is earned, subject to continued employment through the vesting date. As discussed above under “Performance-based Restricted Stock”, we exceeded our Adjusted EBITDA goal for the 1/3 of the award scheduled to vest on March 11, 2025 of $892 million for the period of January 1, 2024 to December 31, 2024 (Adjusted EBITDA, as adjusted for purposes of the awards, of $915.6 million was achieved for this period).
(3)	For performance-based restricted stock awards, Grant Date Fair Value is based on the closing stock price on the date of grant. For details on how we determined the grant date fair values, see Note 6 to our audited consolidated financial statements included in the 2024 Annual Report on Form 10-K filed on February 21, 2025.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers at December 31, 2024.

		Option Awards				Stock Awards
		Number of	Number of				Market Value	Equity Incentive	Equity Incentive
		Securities	Securities				of Shares	Plan Awards:	Plan Awards:
		Underlying	Underlying			Number of	Awarded	Number Of	Market Value of
		Unexercised	Unexercised	Option	Option	Shares Awarded	That Have	Unearned Shares	Unearned Shares
		Options (#)	Options (#)	Exercise	Expiration	That Have Not	Not Vested	That Have Not	That Have Not
Name	Grant Date	Exercisable(1)	Unexercisable(1)	Price ($)	Date	Vested (#)(2)	($)(3)	Vested (#)(4)	Vested ($)(3)
	06/30/2020	920,000	—	22.00	06/30/2027	—	—	—	—
Anthony M.	03/10/2022	—	—	—	—	201,046	2,505,033	—	—
Jabbour Chief	08/05/2022	—	1,547,988	15.89	08/05/2032	—	—	—	—
Executive	08/05/2022	—	—	—	—	209,776	2,613,809	—	—
Officer	03/10/2023	—	—	—	—	589,450	7,344,547	—	—
	03/11/2024	—	—	—	—	—	—	956,938	11,923,447
	06/30/2020	200,000	—	22.00	06/30/2027	—	—	—	—
Bryan T.	03/10/2022	—	—	—	—	70,366	876,760	—	—
Hipsher Chief	08/05/2022	—	386,997	15.89	08/05/2032	—	—	—	—
Financial	08/05/2022	—	—	—	—	52,444	653,452	—	—
Officer	03/10/2023	—	—	—	—	235,780	2,937,819	—	—
	03/11/2024	—	—	—	—	—	—	382,776	4,769,389
	03/10/2022	—	—	—	—	40,210	501,017	—	—
Virginia G.	06/30/2022	—	—	—	—	22,178	276,338	—	—
Gomez	08/05/2022	—	270,898	15.89	08/05/2032	—	—	—	—
President —	08/05/2022	—	—	—	—	36,711	457,419	—	—
North America	03/10/2023	—	—	—	—	235,780	2,937,819	—	—
	03/11/2024	—	—	—	—	—	—	382,776	4,769,389
	06/30/2020	185,000	—	22.00	06/30/2027	—	—	—	—
	03/10/2022	—	—	—	—	80,419	1,002,021	—	—
Neeraj Sahai	08/05/2022	—	464,397	15.89	08/05/2032	—	—	—	—
President –	08/05/2022	—	—	—	—	62,933	784,145	—	—
International	03/10/2023	—	—	—	—	235,780	2,937,819	—	—
	03/11/2024	—	—	—	—	—	—	382,776	4,769,389
	06/30/2020	175,000	—	22.00	06/30/2027	—	—	—	—
Joe A.	03/10/2022	—	—	—	—	50,262	626,265	—	—
Reinhardt III	08/05/2022	—	193,499	15.89	08/05/2032	—	—	—	—
Chief Legal	08/05/2022	—	—	—	—	26,222	326,726	—	—
Officer	03/10/2023	—	—	—	—	147,363	1,836,143	—	—
	03/11/2024	—	—	—	—	—	—	239,235	2,980,868
(1)	The options were granted under the 2020 Omnibus Incentive Plan and one-third of the awards vest on each of the first three anniversaries of the date of grant, subject to continued service. The August 2022 options are subject to an exercise condition that the options only become exercisable if the trading price of the Company’s common stock on NYSE has achieved a 20% increase from the Company’s closing price on the date of grant. This 20% increase must occur on any 20 trading days within any 30-day trading window during the term of the options. As of December 31, 2024, the exercise condition has not been met.
(2)	One-third of the restricted stock awards vest on each of the first three anniversaries of the date of grant.
(3)	The market value was determined using $12.46, the closing market price as of December 31, 2024.
(4)	With respect to performance-based restricted stock awards granted on March 11, 2024, the awards vest over three years based on continued employment with us, provided that in each year of the award, we meet or exceed the Adjusted EBITDA achieved in the prior year in order for that one-third (1/3) of the award to vest. For the performance period January 1, 2024 to December 31, 2024, we had to meet or exceed Adjusted EBITDA of $892 million in order for the first 1/3 of award to vest. We achieved Adjusted EBITDA of $915.6 million for this period (after the effect of foreign currency exchange). In 2025 and 2026, we must achieve Adjusted EBITDA that meets or exceeds the Adjusted EBITDA reported to our shareholders as achieved in 2024 and 2025, respectively, in order for those tranches of the awards to vest.

STOCK VESTED

The following table sets forth information concerning vesting of time- and performance-based restricted stock awards granted under our 2020 Omnibus Incentive Plan. No options were exercised by our named executive officers in 2024.

	Number of Shares	Value Realized on
Name	Acquired on Vesting (#)	Vesting ($)
Anthony M. Jabbour Chief Executive Officer	826,704	8,932,867
Bryan T. Hipsher Chief Financial Officer	274,776	2,944,181
Virginia G. Gomez President – North America	255,984	2,653,151
Neeraj Sahai President – International	306,675	3,292,311
Joe A. Reinhardt III Chief Legal Officer	184,241	1,961,236

EMPLOYMENT AGREEMENTS AND OTHER ARRANGEMENTS

We are party to employment agreements with each of our named executive officers. The material terms of these agreements are summarized below. Additional information regarding post termination benefits provided under these employment agreements and other agreements can be found under “— Potential Payments Upon Termination or Change in Control” below.

Anthony M. Jabbour

We entered into a three-year employment agreement with Mr. Jabbour, effective February 8, 2019, to serve as our Chief Executive Officer, with a provision for automatic annual extensions beginning on February 8, 2020 and continuing thereafter unless either party provides timely notice that the term should not be extended. The employment agreement, as amended on June 18, 2020 and February 20, 2024, provides that we will pay Mr. Jabbour a base salary of no less than $1,000,000 per year, and that Mr. Jabbour is eligible for an annual incentive bonus opportunity under the Annual Incentive Plan, with amounts payable depending on performance relative to targeted results. Mr. Jabbour’s target bonus is set at 200% of his base salary, with a maximum of up to 600% of his base salary. Mr. Jabbour’s employment agreement also provides that, in the event we are sold during the employment term and/or outperform our financial projections in any calendar year, Mr. Jabbour is eligible to receive a discretionary bonus in an amount determined by the compensation committee. Mr. Jabbour is entitled to the benefits we provide to our other employees generally.

In addition, Mr. Jabbour’s employment agreement provides that he is eligible to participate in our equity incentive plan, any future equity incentive plans and any future cost savings plan.

Mr. Jabbour’s employment agreement also provides that, if any payments or benefits to be paid to Mr. Jabbour pursuant to the terms of the employment agreement would be subject to the excise tax imposed by Section 4999 of the Code, then Mr. Jabbour may elect for such payments to be reduced so that no such excise tax will be imposed; and that if Mr. Jabbour does not elect to have such payments so reduced, Mr. Jabbour is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross up payment under his employment agreement.

Mr. Jabbour’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth under “— Potential Payments Upon Termination or Change in Control” below.

Bryan T. Hipsher

We entered into a three-year employment agreement with Mr. Hipsher, effective February 8, 2019, to serve as our Chief Financial Officer, with a provision for automatic annual extensions beginning on February 8, 2021 and continuing thereafter unless either party provides timely notice that the term should not be extended. Under the terms of the agreement, as amended on June 18, 2020, Mr. Hipsher’s minimum annual base salary is $425,000 and Mr. Hipsher is eligible for an annual incentive bonus opportunity under the Annual Incentive Plan, with amounts payable depending on performance relative to targeted results. Mr. Hipsher’s target bonus is set at 100% of his base salary, with a maximum of up to 200% of his base salary. Mr. Hipsher is entitled to the benefits we provide to our other employees generally.

In addition, Mr. Hipsher’s employment agreement provides that he is eligible to participate in our equity incentive plan, any future equity incentive plans and any future synergy plans.

Mr. Hipsher’s employment agreement also provides that, if any payments or benefits to be paid to Mr. Hipsher pursuant to the terms of the employment agreement would be subject to the excise tax imposed by Section 4999 of the Code, then Mr. Hipsher may elect for such payments to be reduced so that no such excise tax will be imposed; and that if Mr. Hipsher does not elect to have such payments so reduced, Mr. Hipsher is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross up payment under his employment agreement.

Mr. Hipsher’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth under “— Potential Payments Upon Termination or Change in Control” below.

Virginia G. Gomez

We entered into a three-year employment agreement with Ms. Gomez, effective September 23, 2022, to serve as our President — North America, with a provision for automatic annual extensions beginning on September 23, 2025 and continuing thereafter unless either party provides timely notice that the term should not be extended. Under the terms of the agreement, Ms. Gomez’s minimum annual base salary is $500,000 and Ms. Gomez is eligible for an annual incentive bonus opportunity under the Annual Incentive Plan, with amounts payable depending on performance relative to targeted results. Ms. Gomez’s minimum target bonus is set at 100% of her base salary, with a maximum of up to 200% of her base salary. Ms. Gomez is entitled to the benefits we provide to our other employees generally.

In addition, Ms. Gomez’s employment agreement provides that she is eligible to participate in our equity incentive plan and any future equity incentive plans.

Ms. Gomez’s employment agreement also provides that, if any payments or benefits to be paid to Ms. Gomez pursuant to the terms of the employment agreement would be subject to the excise tax imposed by Section 4999 of the Code, then Ms. Gomez may elect for such payments to be reduced so that no such excise tax will be imposed; and that if Ms. Gomez does not elect to have such payments so reduced, Ms. Gomez is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross up payment under her employment agreement.

Ms. Gomez’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth under “— Potential Payments Upon Termination or Change in Control” below.

Neeraj Sahai

We entered into a three-year employment agreement with Mr. Sahai, effective June 1, 2022, to serve as our President — International, with a provision for automatic annual extensions beginning on June 1, 2025 and continuing thereafter unless either party provides timely notice that the term should not be extended. Under the terms of the agreement, Mr. Sahai’s minimum annual base salary is $500,000 and Mr. Sahai is eligible for an annual incentive bonus opportunity under the Annual Incentive Plan, with amounts payable depending on performance relative to targeted results. Mr. Sahai’s minimum target bonus is set at 110% of his base salary, with a maximum of up to 200% of his base salary. Mr. Sahai is entitled to the benefits we provide to our other employees generally.

In addition, Mr. Sahai’s employment agreement provides that he is eligible to participate in our equity incentive plan, any future equity incentive plans and any future synergy plans.

Mr. Sahai’s employment agreement also provides that, if any payments or benefits to be paid to Mr. Sahai pursuant to the terms of the employment agreement would be subject to the excise tax imposed by Section 4999 of the Code, then Mr. Sahai may elect for such payments to be reduced so that no such excise tax will be imposed; and that if Mr. Sahai does not elect to have such payments so reduced, Mr. Sahai is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross up payment under his employment agreement.

Mr. Sahai’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth under “— Potential Payments Upon Termination or Change in Control” below.

Joe A. Reinhardt III

We entered into a three-year employment agreement with Mr. Reinhardt, effective February 8, 2019, to serve as our Chief Legal Officer, with a provision for automatic annual extensions beginning on February 8, 2021 and continuing thereafter unless either party provides timely notice that the term should not be extended. Under the terms of the agreement, as amended on June 18, 2020, Mr. Reinhardt’s minimum annual base salary is $500,000 and Mr. Reinhardt is eligible for an annual incentive bonus opportunity under the Annual Incentive Plan, with amounts payable depending on performance relative to targeted results. Mr. Reinhardt’s target bonus is set at 100% of his base salary, with a maximum of up to 200% of his base salary. Mr. Reinhardt is entitled to the benefits we provide to our other employees generally.

In addition, Mr. Reinhardt’s employment agreement provides that he is eligible to participate in our equity incentive plan, any future equity incentive plans and any future synergy plans.

Mr. Reinhardt’s employment agreement also provides that, if any payments or benefits to be paid to Mr. Reinhardt pursuant to the terms of the employment agreement would be subject to the excise tax imposed by Section 4999 of the Code, then Mr. Reinhardt may elect for such payments to be reduced so that no such excise tax will be imposed; and that if Mr. Reinhardt does not elect to have such payments so reduced, Mr. Reinhardt is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross up payment under his employment agreement.

Mr. Reinhardt’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth under “— Potential Payments Upon Termination or Change in Control” below.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

In this section, we discuss the nature and estimated value of payments and benefits we would provide to each of our named executive officers in the event of termination of employment (including in connection with a change in control). The amounts described in this section reflect amounts that would have been payable under (i) our plans, and (ii) where applicable with respect to the named executive officers, their employment agreements if their employment had terminated on December 31, 2024.

For the named executive officers, the types of termination situations include a voluntary termination by the executive, with or without good reason, a termination by us either for cause or not for cause and termination in the event of disability or death. Our named executive officers are not parties to any arrangement pursuant to which they receive cash payments or other benefits upon a change in control, except with respect to the acceleration of equity awards described under “— Estimated Equity Payments Upon Termination of Employment or Change in Control” below. The actual payments and benefits that would be provided upon a termination of employment would be based on the named executive officers’ compensation and benefit levels at the time of the termination of employment and the value of accelerated vesting of equity awards would be dependent on the value of our common stock on the date of termination.

For each type of employment termination, the named executive officers would be entitled to benefits that are available generally to our domestic salaried employees, such as distributions under our 401(k) savings plan and certain disability benefits. We have not described or provided an estimate of the value of any payments or benefits under plans or arrangements that do not discriminate in scope, terms or operation in favor of a named executive officer and that are generally available to all salaried employees.

Potential Payments under 2020 Omnibus Incentive Plan

In addition to the post termination rights and obligations set forth in the employment and award agreements and other agreements, our 2020 Omnibus Incentive Plan provides for the potential acceleration of vesting and/or payment of equity awards in connection with a change in control. Under our 2020 Omnibus Incentive Plan, except as otherwise provided in a participant’s award agreement, upon the occurrence of a change in control (as defined therein), unless otherwise specifically prohibited under applicable laws or by the rules and regulations of any governing governmental agencies or national securities exchanges:

OPTIONS AND STOCK APPRECIATION RIGHTS (SARS): If we are the surviving entity or the surviving entity assumes or issues substitute awards for the outstanding options and SARs granted under the 2020 Omnibus Incentive Plan, such outstanding options and SARs will continue to be governed by their respective terms (except that, with respect to the August 2022 stock option awards, the exercisability condition will be deemed to have been met). If a participant is terminated without Cause or resigns for Good Reason (each as defined in the 2020 Omnibus Incentive Plan) within two years following the change in control, then such participant’s unvested options and/or SARs will become fully vested and remain exercisable until the first to occur of three months following the date of such termination (or such later date as is set forth in the applicable award agreement) and the original expiration date. If we are not the surviving entity and the surviving entity neither assumes nor issues substitute awards for outstanding options and SARs granted under the 2020 Omnibus Incentive Plan, each option and SAR will become fully vested and cancelled in exchange for a cash payment equal to (i) the excess of the fair market value of the shares subject to the award immediately prior to the change in control over the exercise or base price per share, multiplied by (ii) the number of shares subject to the award.

AWARDS NOT SUBJECT TO PERFORMANCE-BASED VESTING: If we are the surviving entity or the surviving entity assumes or issues substitute awards for outstanding awards granted under the 2020 Omnibus Incentive Plan that are not subject to performance-based vesting (other than options or SARs), such outstanding awards will continue to be governed by their respective terms. If a participant is terminated without Cause or resigns for Good Reason (each as defined in the 2020 Omnibus Incentive Plan) within two years following the change in control, then such participant’s unvested awards will become fully vested. If we are not the surviving entity and the surviving entity neither assumes nor issues substitute awards for outstanding awards granted under the 2020 Omnibus Incentive Plan that are not subject to performance-based vesting (other than options or SARs), each award will become fully vested and cancelled in exchange for a cash payment equal to the fair market value of the shares subject to the award immediately prior to the change in control multiplied by the number of such shares.

AWARDS SUBJECT TO PERFORMANCE-BASED VESTING: Each award with performance-based vesting conditions under the 2020 Omnibus Incentive Plan will be converted into a time-based vesting award at target (if applicable), without proration, and will continue to vest as though such award had originally been granted subject to time-based vesting with a restricted period equal in length to the performance period of such award, subject to accelerated vesting upon a termination without Cause or resignation for Good Reason as described above.

Potential Payments under Employment Agreements and other Arrangements

As discussed above, we have entered into employment agreements with each of our named executive officers. The agreements contain provisions for the payment of severance benefits following certain termination events. Below is a summary of the payments and benefits that the named executive officers would receive in connection with various employment termination scenarios.

Termination without Cause or by the Executive for Good Reason

Under the terms of each employment agreement, if the executive’s employment is terminated by us for any reason other than for cause (as defined in the applicable employment agreement) and not due to death or disability, or by the executive for good reason (as defined in the applicable employment agreement), subject to the executive’s execution of a valid and effective release of claims in favor of the Company if requested by us, then the executive is entitled to receive:

●	Any accrued obligations, which includes any earned but unpaid base salary and unpaid annual bonus payments relating to the prior year and any unpaid expense reimbursements;
●	A prorated annual bonus based on the actual incentive the named executive officer would have earned for the year of termination;
●	A lump sum payment equal to a percentage (250% in the case of Mr. Jabbour and 200% in the case of Mr. Hipsher, Ms. Gomez, Mr. Sahai and Mr. Reinhardt) of the sum of the executive’s (a) annual base salary and (b) the target bonus opportunity in the year in which the termination of employment occurs;
●	Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (COBRA) coverage (so long as the executive pays the premiums) for a period of eighteen months (three years in the case of Mr. Jabbour) or, if earlier, until eligible for comparable benefits from another employer, plus a lump sum cash payment equal to the sum of eighteen monthly COBRA premium payments (36 monthly COBRA premium payments in the case of Mr. Jabbour);

●	In the case of Mr. Jabbour, the right to convert any life insurance provided by us into an individual policy, plus a lump sum cash payment equal to 36 months of premiums; and
●	In the case of Mr. Jabbour, all stock option, restricted stock, and other equity-based incentive awards granted by us that were outstanding but not vested as of the date of termination shall become immediately vested and/or payable.

Termination Due to Death or Disability

Per the employment agreements, if the executive’s employment terminates due to death or disability, we will pay the executive, or the executive’s estate:

●	Any accrued obligations;
●	A prorated annual bonus based on the fraction of the year the executive was employed; and
●	All stock option, restricted stock and other equity-based incentive awards granted by us that were outstanding, but not vested as of the date of termination, shall become immediately vested and/or payable.

Termination for Cause or by the Executive without Good Reason

If the executive’s employment is terminated by us for cause or by the executive without good reason our only obligation is the payment of any accrued obligations.

Estimated Cash Severance Payments Upon Termination of Employment

Our estimate of the cash severance amounts that would be provided to the named executive officers assumes that their employment terminated on December 31, 2024.

The table below includes the cash severance payment amounts that would have been payable to each named executive officer in the event of a termination of employment by us not for cause or a termination by the executive for good reason pursuant to their employment agreements. Upon a termination of the executives’ employment due to death or disability, the executives would receive any accrued obligations.

Reason For Termination Payment	Jabbour	Hipsher	Gomez	Sahai	Reinhardt
Termination by Company Without Cause (Including upon a Change in Control)	$9,374,740	$2,487,197	$2,637,393	$2,624,670	$2,492,393
Termination by Employee for Good Reason (Including upon a Change in Control)	$9,374,740	$2,487,197	$2,637,393	$2,624,670	$2,492,393
Death	$2,000,000	$500,000	$550,000	$550,000	$500,000
Disability	$2,000,000	$500,000	$550,000	$550,000	$500,000

Estimated Equity Payments Upon Termination of Employment or Change in Control

As disclosed in the Outstanding Equity Awards at Fiscal Year End table, each named executive officer had outstanding vested and unvested options and shares of restricted stock as of December 31, 2024.

The table below includes the estimated values of option awards and restricted shares held by the named executive officers that would vest upon a termination of their employment due to death or disability (or in the case of Mr. Jabbour, termination by the company without cause or by Mr. Jabbour for good reason). None of our executives’ unvested options or restricted stock awards would vest solely as a result of a change in control without a termination of employment. Amounts were calculated by multiplying the number of unvested shares of our common stock by the closing market price of $12.46 as of December 31, 2024. As of December 31, 2024, the option awards held by the named executive officers were out of the money. Our estimate of the value of option awards and restricted stock awards that would vest assumes that a termination of employment occurred on December 31, 2024.

Estimated Value of Equity Awards That Would Vest	Jabbour	Hipsher	Gomez	Sahai	Reinhardt
Termination by Company Without Cause	$24,386,837	—	—	—	—
Termination by Employee for Good Reason	$24,386,837	—	—	—	—
Death	$24,386,837	$9,237,420	$8,941,981	$9,493,374	$5,770,002
Disability	$24,386,837	$9,237,420	$8,941,981	$9,493,374	$5,770,002
Change in Control	$24,386,837	$9,237,420	$8,941,981	$9,493,374	$5,770,002

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2024, the compensation committee was composed of Richard N. Massey (Chair), Thomas M. Hagerty and James A. Quella. No member of the compensation committee was an officer or employee of the Company or any of its subsidiaries during fiscal year 2024. None of our compensation committee members were a party to any disclosable related party transaction involving the Company in 2024. During fiscal year 2024, none of the executive officers of the Company served on the board of directors or on the compensation committee of any other entity that has or had executive officers serving as a member of the board of directors or compensation committee of the Company.

DISCUSSION OF OUR COMPENSATION POLICIES AND PRACTICES
AS THEY RELATE TO RISK MANAGEMENT

We reviewed our compensation policies and practices for all employees including our named executive officers, and determined that our compensation programs are not reasonably likely to have a material adverse effect on our company. In conducting the analysis, we reviewed the structure of our executive, non-officer, sales incentive programs and performance-based restricted stock, performance-based restricted stock unit (for our international employees) and non-qualified stock option awards and the internal controls and risk mitigation processes that are in place for each program. We also reviewed data compiled across our North America, International and Corporate operations relative to Adjusted Revenues, Adjusted EBITDA, compensation expense and incentive program expenses (including as a percentage of Adjusted Revenues).

We believe that several design features of our executive compensation program mitigate risk. We set base salaries at levels that provide our employees with assured cash compensation that is appropriate to their job duties and level of responsibility and that, when taken together with incentive awards, motivate them to perform at a high level without encouraging inappropriate risk taking to achieve a reasonable level of secure compensation.

With respect to our executives’ incentive opportunities, we believe that our use of measurable corporate financial performance goals, multiple performance levels and minimum, target and maximum achievable payouts, together with the compensation committee’s discretion to reduce awards, serve to mitigate excessive risk taking. The risk of overstatement of financial figures to which incentives are tied is mitigated by our compensation committee’s review and approval of the awards and internal and external review of our financial results. We also believe that our use of multi-year vesting schedules in our long-term incentive awards, as well as our executive stock ownership guidelines that strongly promote long-term stock ownership, encourage recipients to deliver incremental value to our stockholders and aligns their interests with our sustainable long-term performance, thereby mitigating risk.

2024 CEO PAY RATIO

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and Regulation S-K of the Exchange Act, we are providing the following information about the relationship of the annual total compensation of our CEO and the annual total compensation of our employees for 2024 (our CEO pay ratio). Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. Given the rule’s flexibility, the method we used to determine the median employee may be different from our peers, so the ratios may not be comparable.

Methodology for Determining Our Median Employee.

For purposes of the CEO pay ratio disclosure, we are required to identify a median employee based on our worldwide workforce, without regard to their location, compensation arrangements, or employment status (full-time versus part-time). The median employee is determined by identifying the employee whose compensation is at the median of the compensation of our employee population (other than our CEO). The following outlines the methodology, material assumptions, and estimates used to determine the median employee for 2024:

EMPLOYEE POPULATION: We determined that, as of December 31, 2024, the date we selected to identify the median employee, our employee population consisted of approximately 6,200 individuals working for the Company with no country exclusions.

COMPENSATION MEASURE USED TO IDENTIFY THE MEDIAN EMPLOYEE: Given the geographical distribution of our employee population, we use a variety of pay elements to structure the compensation arrangements of our employees. Consequently, for purposes of measuring the compensation of our employees to identify the median employee, rather than using annual total compensation, we selected annualized base salary and target cash incentive / commission compensation for 2024 as the compensation measure.

We did not make any cost-of-living adjustments in identifying the median employee.

The ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees for 2024 was 177 to 1. This ratio was based on the following:

●	The annual total compensation of our CEO for 2024, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, was $13,343,922.
●	The median of the annual total compensation of all employees (other than our CEO), determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, was $75,369.

NON-GAAP FINANCIAL MEASURES

This Form 10-K contains non-GAAP financial measures, including Adjusted Revenues, Organic Revenue, Adjusted Net Income, Adjusted EBITDA and Adjusted Diluted Earnings per share. These are important financial measures for us but are not financial measures as defined by generally accepted accounting principles (GAAP). The presentation of this financial information is not intended to be considered in isolation of or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

We use these non-GAAP financial measures for financial and operational decision making and as a means to evaluate period-to-period comparisons. We believe these measures provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making, including determining a portion of executive compensation. We also present these non-GAAP financial measures because we believe investors, analysts and rating agencies consider them useful in measuring our ability to meet our debt service obligations. By disclosing these non-GAAP financial measures, we believe we offer investors a greater understanding of, and an enhanced level of transparency into, the means by which our management operates the company.

These non-GAAP financial measures are not measures presented in accordance with GAAP, and our use of these terms may vary from that of others in our industry. These non-GAAP financial measures should not be considered as an alternative to revenues, net earnings, net earnings per share, net earnings margin or any other measures derived in accordance with GAAP as measures of operating performance or liquidity. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the attached schedules.

Reconciliation of Revenues to Adjusted Revenues and Organic Revenues
(In millions) (Unaudited)

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
GAAP Revenue	$2,381.7	$2,314.0
Foreign currency impact	(2.9)	(1.3)
Adjusted revenue before the effect of foreign currency	2,378.8	2,312.7
Net revenue from acquisitions and divestiture – before the effect of foreign currency	—	(2.3)
Organic revenue – before the effect of foreign currency	$2,378.8	$2,310.4

Reconciliation of Net Income (Loss) to Adjusted EBITDA
(In millions) (Unaudited)

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
GAAP Net income (Loss) attributable to Dun & Bradstreet Holdings, Inc.	$(28.6)	$(47.0)
Depreciation and amortization	577.6	586.8
Interest expense – net	256.4	216.1
(Benefit) provision for income tax – net	(33.7)	(34.2)
EBITDA	771.7	721.7
Other income (expense) – net	(0.3)	5.3
Equity in net income of affiliates	(3.1)	(3.2)
Net income (Loss) attributable to non-controlling interest	4.1	3.3
Equity-based compensation	67.6	83.4
Restructuring charges	16.9	13.2
Merger, acquisition and divestiture-related operating costs	2.3	7.1
Transition costs	60.7	52.9
Other adjustments	6.7	8.5
Adjusted EBITDA	$926.6	$892.2

Reconciliation of Net Income (Loss) to Adjusted Net Income
(In millions) (Unaudited)

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Net income (Loss) attributable to Dun & Bradstreet Holdings, Inc.	$(28.6)	$(47.0)
Incremental amortization of intangible assets resulting from the application of purchase accounting	433.5	465.8
Equity-based compensation	67.6	83.4
Restructuring charges	16.9	13.0
Merger, acquisition and divestiture-related operating costs	2.3	7.1
Transition costs	60.7	52.9
Merger, acquisition and divestiture-related non-operating costs	(0.1)	1.8
Debt refinancing and extinguishment costs	39.3	2.5
Non-operating pension-related income	(20.0)	(18.3)
Non-cash gain from interest rate swap amendment	5.9	(10.6)
Other adjustments	6.7	9.7
Tax impact of the non-GAAP adjustments	(145.6)	(142.6)
Other tax effect adjustments	(9.5)	13.7
Adjusted Net Income (Loss) attributable to Dun & Bradstreet Holdings, Inc.	$429.1	$431.6
Adjusted diluted earnings (Loss) per share of common stock	$0.98	$1.00
Weighted average number of shares outstanding – diluted	437.0	432.8

DIRECTOR COMPENSATION

As our Chief Executive Officer, Mr. Jabbour receives no additional compensation for his service as a director. As our Executive Chairman, Mr. Foley receives an annual Chairman cash retainer of $400,000, which is paid quarterly in arrears, and an annual time-based restricted stock award with a grant date fair value of approximately $600,000. In March 2024, we used our Omnibus Incentive Plan to grant annual long-term incentive awards to our executives and directors. Mr. Foley did not receive a performance-based restricted stock award in March 2024, but instead received a time-based restricted stock award of 57,417 shares, which vested 100% on the first anniversary of the date of grant.

In 2024, all directors other than Mr. Foley and Mr. Jabbour received an annual cash retainer of $100,000, payable quarterly. Mr. Jabbour receives no additional compensation for his service as a director. For his roles as audit committee chairman and lead director, Mr. Ammerman receives additional retainers of $100,000 and $25,000, respectively.

In March 2024, our non-employee directors received a restricted stock award with a grant date fair value of $200,000. The restricted stock awards vest on the first anniversary of the date of grant, subject to continued service.

We also reimburse each of our directors for all reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings, as well as with any director education programs they attend relating to their service on our board of directors.

The following table sets forth information concerning the compensation of our directors for the fiscal year ending December 31, 2024.

	Fees Earned or	Stock	All Other
Name	Paid in Cash ($)(1)	Awards ($)(2)	Compensation ($)(3)	Total ($)
Ellen R. Alemany	100,000	200,003	3,423	303,426
Douglas K. Ammerman	225,000	200,003	3,423	428,426
Chinh E. Chu	100,000	200,003	3,423	303,426
William P. Foley, II	400,000	600,008	42,731	1,042,739
Thomas M. Hagerty	100,000	200,003	3,423	303,426
Keith J. Jackson	100,000	200,003	3,423	303,426
Kirsten M. Kliphouse	100,000	200,003	3,933	303,936
Richard N. Massey	100,000	200,003	3,424	303,426
James A. Quella	100,000	200,003	3,423	303,426
Ganesh B. Rao	100,000	200,003	3,423	303,426
(1)	Amounts include the cash portion of annual board and committee retainers earned for service as a director in 2024.
(2)	Amounts shown for all directors represent the grant date fair value of the restricted stock awards granted during 2024. All amounts are computed in accordance with ASC Topic 718. The awards vest in full one year from date of grant. These awards, were issued on March 11, 2024 and have a per share grant date fair value of $10.45. As of December 31, 2024, the number of restricted stock awards outstanding for each director other than Mr. Foley was 19,139, although Mr. Hagerty and Mr. Rao hold their equity for the benefit of THL. The number of restricted stock awards outstanding for Mr. Foley was 162,305.
(3)	Amounts shown for all directors represent the value of cash dividends accrued on shares of restricted stock held by our directors. The cash dividends are subject to the same vesting requirements as the underlying shares of restricted stock to which they relate and will be paid to the director only upon vesting of such restricted shares.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding beneficial ownership of our common stock by each stockholder who is known by the Company to beneficially own 5% or more of such class. Percentages in the table reflect the percent of common shares held by each stockholder.

	Shares Beneficially	Percent of
Name	Owned(1)	Total Class(2)
Cannae Holdings, Inc. 1701 Village Center Circle, Las Vegas, NV 89134	69,048,691	15.6%
Thomas H. Lee Partners, LP 100 Federal Street, Boston, MA 02110	22,525,103	5.1%
Massachusetts Financial Services Co. 111 Huntington Avenue, Boston, MA 02199	57,773,925	13.1%
The Vanguard Group 100 Vanguard Boulevard, Malvern, PA 19355	32,351,985	7.3%
Blackrock Inc. 50 Hudson Yard, New York, NY 10001	33,593,156	7.6%
(1)	Amounts are based on information publicly filed with the SEC as of December 31, 2024.
(2)	Applicable percentages based on 446,424,575 shares of our common stock outstanding as of April 15, 2025.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information regarding beneficial ownership of our common stock by:

●	Each of our directors and nominees for director;
●	Each of the named executive officers as defined in Item 402(a)(3) of Regulation S-K promulgated by the SEC; and
●	All of our executive officers and directors as a group.

Percentages in the following table reflect the percent of our common shares outstanding as of April 15, 2025. The mailing address of each director and executive officer shown in the table below is c/o Dun & Bradstreet Holdings, Inc., 5335 Gate Parkway, Jacksonville, Florida 32256.

	Number of	Number of		Percent of
Name	Shares	Vested Options(1)	Total	Shares(2)
Ellen R. Alemany(3)	70,149	—	70,149	*
Douglas K. Ammerman	83,354	—	83,354	*
Chinh E. Chu(4)	10,975,818	2,090,000	13,065,818	2.9%
William P. Foley, II(5)	10,600,868	2,853,994	13,829,812	3.1%
Virginia G. Gomez	1,411,969	270,898	1,682,867	*
Thomas M. Hagerty(6)	18,052	—	18,052	*
Bryan T. Hipsher(7)	1,992,974	586,997	2,579,970	*
Anthony M. Jabbour(8)	12,191,948	2,467,988	14,659,936	3.3
Keith J. Jackson	72,054	—	72,054	*
Kirsten M. Kliphouse	53,579	—	53,579
Richard N. Massey	548,874	—	548,874	*
James A. Quella	1,146,143	—	1,146,143	*
Ganesh B. Rao(6)	18,052	—	18,052	*
Joe A. Reinhardt III	1,379,703	368,499	1,748,202	*
Neeraj Sahai	1,837,793	175,000	2,012,793	*
All directors and officers (15 persons)	42,401,330	8,813,376	51,214,706	11.5%
*	Represents less than 1% of our common stock.
(1)	Includes options vesting within 60 days of the record date.
(2)	Applicable percentages based on 446,424,575 shares of our common stock outstanding as of April 15, 2025 plus vested options held by the individual.
(3)	Includes 13,240 shares held by the Alemany March 2024 GRAT #3.
(4)	Includes 10,885,403 shares held by CC Star Holdings, LP of which Mr. Chu may be deemed the beneficial owner.
(5)	Includes 8,109,644 shares held by Bilcar, LLC.
(6)	Does not include 22,525,103 shares held by Messrs. Hagerty and Rao for the benefit of funds affiliated with Thomas H. Lee Partners, L.P.
(7)	Includes 29,000 shares held by The Percy Stewart Trust.
(8)	Includes 2,565,139 shares held by the Anthony M. Jabbour Living Trust, 1,228,726 shares held by the Anthony M. Jabbour 2019 Dynasty Trust, 4,347,100 shares held by the Anthony M. Jabbour 2023 Grantor Retained Annuity Trust and 350,000 shares held by the JPM Foundation.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2024 about our common stock which may be issued under our equity compensation plans:

Number Of Securities
Remaining Available
	Number of Securities		For Future Issuance
	to be Issued	Weighted Average	Under Equity
	Upon Exercise of	Exercise	Compensation Plans
	Outstanding Options,	Price of Outstanding	(Excluding Securities
	Warrants and	Options, Warrants	Reflected In
Name	Rights (A)(1)	and Rights (B)(2)	Column (A))(C)(3)
Equity compensation plans approved by security holders	11,977,476	$19.33	13,935,447
Equity compensation plans not approved by security holders	—	—	—
Total	11,977,476	$19.33	13,935,447
(1)	Consists of options to purchase 10,801,369 shares of our common stock and restricted stock units with respect to 1,176,107 shares of our common stock. This amount does not include 8,832,196 outstanding shares of restricted common stock.
(2)	Does not reflect the restricted stock units included in column (a) because these awards have no exercise price.
(3)	In addition to being available for future issuance upon exercise of options and stock appreciation rights, under the 2020 Omnibus Incentive Plan, shares of our common stock may be issued in connection with awards of restricted stock, restricted stock units, performance shares, performance units or other equity-based awards.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

BOARD GOVERNANCE AND INDEPENDENCE

Our corporate governance and nominating committee evaluates our relationships with each director and nominee and makes a recommendation to our board of directors as to whether to make an affirmative determination that such director or nominee is independent. Under our corporate governance guidelines, an “independent” director is one who meets the qualification requirements for being independent under applicable laws and the corporate governance listing standards of NYSE.

Our board of directors determined that Ellen R. Alemany, Douglas K. Ammerman, Chinh E. Chu, Thomas M. Hagerty, Keith J. Jackson, Kirsten M. Kliphouse, Richard N. Massey, James A. Quella and Ganesh B. Rao, or 82% of our board, are independent. The board of directors also reviewed the additional NYSE independence considerations for compensation committee members and determined that Messrs. Massey, Hagerty and Quella are independent for purposes of service on the compensation committee. Our board of directors has affirmatively determined that each of Messrs. Ammerman and Quella and Mses. Alemany and Kliphouse meets the definition of an “independent director” for the purpose of serving on the audit committee under applicable NYSE rules and Rule 10A-3 under the Exchange Act.

In determining independence, the board of directors considered all relationships that might bear on our directors’ independence from DNB. The board of directors determined that William P. Foley, II and Anthony M. Jabbour are not independent because they serve as Executive Chairman and Chief Executive Officer, respectively, and are employees of DNB.

In considering the independence of Messrs. Ammerman, Chu, Hagerty, Massey, Rao and Mses. Alemany and Kliphouse, the board of directors considered the following factors:

●	Mr. Hagerty and Mr. Rao are each Managing Directors of THL, which owns approximately 5% of our common stock. In connection with the IPO, we entered into a Services Agreement with THL at the time of the Take-Private Transaction. No amounts were paid under the Services Agreement in 2022, 2023 or 2024.
●	Messrs. Hagerty and Rao each served as directors of Black Knight, formerly a member of the Investor Consortium, until July 2023 and September 2023, respectively, and our CEO Mr. Jabbour served as Chief Executive Officer of Black Knight until May 2022 and as Executive Chairman of Black Knight until September 2023.

●	Mr. Massey served as Vice Chairman and a director of Cannae until June 2024 and served as Chief Executive Officer and a director of Cannae until February 2024. Cannae holds 15.5% of our common stock as of April 15, 2025 and is a member of the Investor Consortium. Mr. Foley has served as Chief Executive Officer and Chief Investment Officer of Cannae since February 2024 and as Chairman of Cannae since July 2017.
●	Messrs. Ammerman, Hagerty and Massey each own a minority interest in Black Knight Sports and Entertainment LLC, which owns the Vegas Golden Knights. Mr. Foley is the majority interest holder and is Executive Chairman and Chief Executive Officer of Black Knight Sports and Entertainment LLC, a private company.
●	Ms. Alemany and Mr. Ammerman each own a minority interest in Black Knight Football Club US, LP, which owns the AFC Bournemouth football club. Mr. Foley is the Chairman, Chief Executive Officer and President of the General Partner of Black Knight Football Club US, LP. In 2024, we entered into a one-year sponsorship package with AFC Bournemouth and incurred expenses of £280,000 (or approximately US$370,000) in connection with the sponsorship.
●	Ms. Alemany serves as a non-executive special advisor to the Chair and as a director of First Citizens Bancshares and previously served as Vice Chairwoman of First Citizens from January 2022 until December 2022. Dun & Bradstreet was a vendor to First Citizens in 2022, 2023 and 2024, and received $823,633 in 2022, $962,761 in 2023, and $1,020,230 in 2024 in connection with services to First Citizens.
●	Messrs. Hagerty and Rao currently serve on the board of Dayforce, Inc. (formerly known as Ceridian Holdings HCM, Inc.) and Mr. Chu formerly served on the board of Dayforce Inc. (Dayforce). The Company entered into a commercial agreement with Dayforce in 2021 for certain payroll and other HR technology services.
●	Ms. Kliphouse served as President of Google Cloud Americas, a business segment of Google, Inc. (Google), from March 2022 until her retirement in July 2023. Previously, Ms. Kliphouse served as President of the North American division of Google Cloud from July 2019 until March 2022. In December 2021, we entered into a ten-year arrangement with Google, under which we incurred technology services expenses of $8.9 million in 2022 and $53.1 million in 2023, and generated product innovation revenue of $33.7 million in 2022 and $32.2 million in 2023.

Following consideration of these matters, the board of directors determined that these relationships were not of a nature that would impair Messrs. Ammerman’s, Chu’s, Hagerty’s, Massey’s, Rao’s or Mses. Alemany’s and Kliphouse’s independence.

Certain Relationships and Related Person Transactions

Certain of our directors and executive officers have relationships with the Investor Consortium. Our Executive Chairman, William P. Foley, II, has served as Chairman, Chief Executive Officer and Chief Investment Officer of Cannae since February 2024, and previously served as non-executive Chairman of Cannae. Anthony M. Jabbour, our Chief Executive Officer and a director, is a member of the board of directors of Paysafe. Richard N. Massey, a member of our board of directors, served as Vice Chairman and a director of Cannae until June 2024, and served as Chief Executive Officer and a director of Cannae until February 2024. Certain other key employees have dual responsibilities among the Investor Consortium.

AGREEMENT RELATED TO THE INITIAL PUBLIC OFFERING

Registration Rights Agreement

In connection with the IPO and the concurrent private placement, we entered into a registration rights agreement with the Investor Consortium (the Registration Rights Agreement). This agreement provides these holders (and their permitted transferees) with the right to require us, at our expense, to register shares of our common stock that they hold. The agreement also provides that we will pay certain expenses of these electing holders relating to such registrations and indemnify them against certain liabilities that may arise under the Securities Act.

OTHER TRANSACTIONS

In September 2021, we entered into a 10-year agreement with Paysafe. Pursuant to the agreement, we provide data license and risk management solution services to Paysafe. The agreement is cancellable by either party without penalty at each annual anniversary of the contract effective date by providing written notice not less than 90 days prior to the anniversary date. In March 2024, we entered into an additional three-year agreement with Paysafe, pursuant to which D&B will provide Paysafe with marketing solutions. Both agreements were approved by our audit committee. In connection with the agreement associated with Paysafe, we recognized revenue of $11.1 million for the year ended December 31, 2024 and, as of December 31, 2024, we had a receivable from Paysafe of $3.5 million.

In December 2022, Paysafe signed a 63 month lease agreement with us for the occupancy of the fourth floor of our headquarters building in Jacksonville, Florida. Total rental payments over the lease term will aggregate to $4.2 million. We recognized an expense credit of $1.3 million for the year ended December 31, 2024 with respect to this lease.

In July 2024, we entered into a sponsorship package with AFC Bournemouth Limited. Under the sponsorship package, we receive advertising and media exposure and client hospitality opportunities. We recognized expenses of $0.4 million for the year ended December 31, 2024 with respect to the sponsorship package.

Our audit committee has reviewed and approved each of the transactions described above in accordance with the terms of our codes of ethics related to the approval of related party transactions.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

Pursuant to our Code of Conduct and Ethics, a “conflict of interest” occurs when an individual’s personal or family interests interfere — or appear to interfere — with our interests and/or our ability to make sound business decisions on behalf of the company, and can arise when a director, officer or employee takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Anything that would present a conflict for a director, officer or employee would also likely present a conflict if it is related to a member of his or her family. Our Code of Conduct and Ethics states that clear conflict of interest situations involving directors, executive officers and other employees who occupy supervisory positions or who have discretionary authority in dealing with any third party specified below may include the following:

●	Conducting business with - or supervising - spouses, partners, family members, friends or others with whom you have a close personal relationship;
●	Having business interests or employment outside of Dun & Bradstreet;
●	Having a business arrangement or transaction between two parties who have a relationship outside of the business transaction — this is referred to as a related party transaction;
●	Serving on boards of directors outside of Dun & Bradstreet;
●	Pursuing opportunities that belong to Dun & Bradstreet; and
●	Exchanging gifts and entertainment or anything of value.

It is our policy to review all relationships and transactions in which we and our directors or executive officers (or their immediate family members) are participants in order to determine whether the director or officer in question has or may have a direct or indirect material interest. Our Chief Ethics & Compliance Officer, together with our legal staff, is primarily responsible for developing and implementing procedures to obtain the necessary information from our directors and officers regarding transactions to/from related persons. Any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest must be discussed promptly with our Chief Ethics & Compliance Officer. The Chief Ethics & Compliance Officer, together with our legal staff, then reviews the transaction or relationship, and considers the material terms of the transaction or relationship, including the importance of the transaction or relationship to us, the nature of the related person’s interest in the transaction or relationship, whether the transaction or relationship would likely impair the judgment of a director or executive officer to act in our best interest, and any other factors such officer deems appropriate. After reviewing the facts and circumstances of each transaction, the Chief Ethics & Compliance Officer, with assistance from the legal staff, determines whether the director or officer in question has a direct or indirect material interest in the transaction and whether or not to approve the transaction in question.

With respect to our Chief Executive Officer, President — North America, President — International, Chief Financial Officer and Chief Accounting Officer, our codes of ethics for senior financial officers, which is a supplement to our Code of Conduct and Ethics, require that each officer must:

●	Discuss any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest with our Chief Legal Officer or Corporate Secretary;
●	In the case of our President — North America, President — International, Chief Financial Officer and Chief Accounting Officer, obtain the prior written approval of our Chief Legal Officer or Corporate Secretary for all material transactions or relationships that could reasonably be expected to give rise to a conflict of interest; and
●	In the case of our Chief Executive Officer, obtain the prior written approval of the audit committee for all material transactions that could reasonably be expected to give rise to a conflict of interest.

In the case of any material transactions or relationships involving our President — North America, President — International, Chief Financial Officer or our Chief Accounting Officer, the Chief Legal Officer or Corporate Secretary must submit a list of any approved material transactions semiannually to the audit committee for its review.

Under SEC rules, certain transactions in which we are or will be a participant and in which our directors, executive officers, certain stockholders and certain other related persons had or will have a direct or indirect material interest are required to be disclosed in this related person transactions section of our proxy statement. In addition to the procedures above, our audit committee reviews and approves or ratifies any such transactions that are required to be disclosed. The committee makes these decisions based on its consideration of all relevant factors. The review may be before or after the commencement of the transaction.

If a transaction is reviewed and not approved or ratified, the committee may recommend a course of action to be taken.

Available Information

The Company files Annual Reports on Form 10-K with the SEC. A copy of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (except for certain exhibits thereto), including our audited financial statements and financial statement schedules, may be obtained, free of charge, upon written request by any stockholder to Dun & Bradstreet Holdings, Inc., 5335 Gate Parkway, Jacksonville, Florida 32256, Attention: Investor Relations. Copies of all exhibits to the Annual Report on Form 10-K are available upon a similar request, subject to reimbursing the Company for its expenses in supplying any exhibit.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The audit committee has appointed KPMG LLP to audit the consolidated financial statements of the Company for the 2025 fiscal year. KPMG LLP has continuously acted as the independent registered public accounting firm for the Company commencing with the fiscal year ended December 31, 2019.

For services rendered to us during or in connection with our years ended December 31, 2024 and 2023, we were billed the following fees by KPMG LLP:

	2024	2023

	IN THOUSANDS
Audit Fees	$5,604	$5,183
Audit Related Fees	$10	—
Tax Fees	$144	$76
All Other Fees	—	—

AUDIT FEES. Audit fees consisted principally of fees for the audits and other filings related to the Company’s 2024 and 2023 consolidated financial statements, and audits of the Company’s subsidiaries required for regulatory reporting purposes, including billings for out of pocket expenses incurred.

AUDIT RELATED FEES. Audit related fees consisted principally of fees for employee benefit plan audits, including billings for out of pocket expenses incurred.

TAX FEES. Tax fees consisted of tax consulting and compliance services.

ALL OTHER SERVICES. The Company did not incur any other fees in 2024 or 2023.

Approval of Accountants’ Services

In accordance with the requirements of the Sarbanes Oxley Act of 2002, all audit and audit-related work and all non-audit work performed by KPMG LLP is approved in advance by the audit committee, including the proposed fees for such work. Our pre-approval policy provides that, unless a type of service to be provided by KPMG LLP has been generally pre-approved by the audit committee, it will require specific pre-approval by the audit committee. In addition, any proposed services exceeding pre-approved maximum fee amounts also require pre-approval by the audit committee. Our pre-approval policy provides that specific pre-approval authority is delegated to our audit committee chairman, provided that the estimated fee for the proposed service does not exceed a pre-approved maximum amount set by the committee.

Our audit committee chairman must report any pre-approval decisions to the audit committee at its next scheduled meeting.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements and Schedules

No financial statement or supplemental data are filed with this Amendment. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

2. Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description
2.1

Agreement and Plan of Merger dated as of August 8, 2018, by and among The Dun & Bradstreet Corporation, Star Parent, L.P. and Star Merger Sub, Inc. (filed as Exhibit 2.1 to The Dun & Bradstreet Corporation’s Current Report on Form 8- K filed on August 9, 2018) (SEC File No. 001-15967).*

3.1

Amended and Restated Certificate of Incorporation of Dun & Bradstreet Holdings, Inc., filed with the Secretary of State of the State of Delaware on July 2, 2020 (filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020) (SEC File No. 01-39361).*

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Dun & Bradstreet Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2024) (SEC File No. 001-39361).*

3.3

Amended and Restated Bylaws of Dun & Bradstreet Holdings, Inc., effective July 2, 2020 (filed as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed by Dun & Bradstreet Holdings, Inc. on February 25, 2021) (SEC File No. 001-39361).*

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020) (SEC File No. 333-239050).*
4.2

Registration Rights Agreement, dated July 6, 2020, by and among Dun & Bradstreet Holdings, Inc., Star Parent, L.P. and each of the persons listed on the signature pages thereto (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed by Dun & Bradstreet Holdings, Inc. on February 25, 2021) (SEC File No. 001-39361).*

4.3

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed by Dun & Bradstreet Holdings, Inc. on February 25, 2021) (SEC File No. 001-39361).*

10.1

Credit Agreement, dated February 8, 2019, among Star Merger Sub, Inc. (to be merged with and into The Dun & Bradstreet Corporation), Star Intermediate III, LLC and Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, and the financial institutions party thereto, as Joint Lead Arrangers and Joint Bookrunners and as Senior Managing Agents (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.2

First Amendment to the Credit Agreement, dated as of February 10, 2020, to the Credit Agreement dated as of February 8, 2019, among The Dun & Bradstreet Corporation, Star Intermediate III, LLC and Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, and the financial institutions party thereto (filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 9, 2020) (SEC File No. 333-239050).*

10.3

Amendment No. 2 to the Credit Agreement, dated as of September 11, 2020, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on September 14, 2020) (SEC File No. 001-39361).*

10.4

Amendment No. 3 to the Credit Agreement, dated as of November 18, 2020, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on November 19, 2020) (SEC File No. 001-39361).*

46

10.5

Amendment No. 4 to the Credit Agreement, dated as of January 27, 2021, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on January 28, 2021) (SEC File No. 001-39361).*

10.6

Amendment No. 5 to the Credit Agreement, dated as of January 18, 2022, by and among The Dun & Bradstreet Corporation, Star Intermediate III, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on January 18, 2022) (SEC File No. 001-39361).*

10.7

Amendment No. 6 to the Credit Agreement, dated May 31, 2023, by and among The Dun & Bradstreet Corporation, as Borrower, Star Intermediate III, LLC, as Holdings, Bank of America, N.A., as Administrative Agent. (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023) (SEC File No. 001-39361).*

10.8

Amendment No. 7 to the Credit Agreement, dated July 25, 2023, by and among The Dun & Bradstreet Corporation, as Borrower, Star Intermediate III, LLC, as Holdings, Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on July 27, 2023) (SEC File No. 001-39361).*

10.9

Amendment No. 8 to the Credit Agreement, dated January 29, 2024, by and among The Dun & Bradstreet Corporation, as Borrower, Star Intermediate III, LLC, as Holdings, Bank of America, N.A., as Administrative Agent. (filed as Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023) (SEC File No. 001-39361).*

10.10

Amendment No. 9 to the Credit Agreement, dated November 19, 2024, by and among The Dun & Bradstreet Corporation, as Borrower, Star Intermediate III, LLC, as Holdings, Bank of America, N.A., as Administrative Agent and the other lenders party thereto from time to time. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2024) (SEC File No. 001-39361).*

10.11

Indenture, dated December 20, 2021, by and among The Dun & Bradstreet Corporation, the guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on December 20, 2021) (SEC File No. 001-39361).*

10.12

Employment Agreement by and between Anthony M. Jabbour and The Dun & Bradstreet Corporation, dated February 8, 2019 (filed as Exhibit 10.9 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.13

Amendment to the Employment Agreement by and between Anthony M. Jabbour and The Dun & Bradstreet Corporation, dated as of June 18, 2020 (filed as Exhibit 10.10 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.14

Amendment No. 2 to the Employment Agreement by and between Anthony M. Jabbour and The Dun & Bradstreet Corporation, dated as of February 8, 2024. (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023) (SEC File No. 001-39361).*

10.15

Employment Agreement by and between Bryan T. Hipsher and The Dun & Bradstreet Corporation, dated February 8, 2019 (filed as Exhibit 10.13 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.16

Amendment to the Employment Agreement by and between Bryan T. Hipsher and The Dun & Bradstreet Corporation, dated as of June 18, 2020 (filed as Exhibit 10.14 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.17

Employment Agreement by and between Joe A. Reinhardt III and The Dun & Bradstreet Corporation, dated February 8, 2019 (filed as Exhibit 10.15 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.18

Amendment to the Employment Agreement by and between Joe A. Reinhardt III and The Dun & Bradstreet Corporation, dated as of June 18, 2020 (filed as Exhibit 10.16 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 24, 2020) (SEC File No. 333-239050).*†

10.19

Employment Agreement by and between The Dun & Bradstreet Corporation and Neeraj Sahai, effective as of June 30, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on June 7, 2022) (SEC File No. 001-39361).*†

10.20

Employment Agreement by and between The Dun & Bradstreet Corporation and Virginia Green Gomez, effective as of September 23, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Dun & Bradstreet Holdings, Inc. on September 27, 2022) (SEC File No. 001-39361).*†

10.21	Dun & Bradstreet 2020 Omnibus Incentive Plan (filed as Exhibit 99.1 to the Registration Statement on Form S-8 filed by Dun & Bradstreet Holdings, Inc. on July 2, 2020) (SEC File No. 333-239655).*†

47

10.22

Form of Grant Agreement for Stock Option Awards under the Agreement under Dun & Bradstreet 2020 Omnibus Plan (filed as Exhibit 10.22 to the Registration Statement on Form S-1 filed by Dun & Bradstreet Holdings, Inc. on June 26, 2020) (SEC File No. 333-239050).*†

10.23

Notice and Restricted Stock Award Agreement for 2022 Time-based Restricted Stock Awards (Directors) (filed as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed by Dun & Bradstreet Holdings, Inc. on February 23, 2023) (SEC File No. 001-39361).*†

10.24

Notice of Global Stock Option Agreement for 2022 Stock Option Awards (Retention) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Dun & Bradstreet Holdings, Inc. on November 3, 2022) (SEC File No. 001-39361).*†

10.25

Notice and Restricted Stock Award Agreement for 2023 Time-based and Performance-based Restricted Stock Awards (Executives) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 4, 2023) (SEC File No. 001-39361).*†

10.26

Notice and Restricted Stock Award Agreement for 2024 Time-based and Performance-based Restricted Stock Awards (Executives) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 2, 2024) (SEC File No. 001-39361).*†

10.27

Notice and Restricted Stock Award Agreement for 2024 Time-based and Performance-based Restricted Stock Awards (Executives) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Dun & Bradstreet Holdings, Inc. on May 2, 2024) (SEC File No. 001-39361).*†

10.28

Dun & Bradstreet Employee Stock Purchase Plan (filed as Exhibit 99.1 to the Registration Statement on Form S-8 filed by Dun & Bradstreet Holdings, Inc. on December 1, 2020) (SEC File No. 333-251049).*†

10.29

Services Agreement, dated as of February 8, 2019, among The Dun and Bradstreet Corporation, MVB Management, LLC, and THL Managers VIII, LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Dun & Bradstreet Holdings, Inc. on August 6, 2020) (SEC File No. 001-39361).*

19.1	Insider Trading and Tipping Policy. (1)
21.1	List of subsidiaries. (1)
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (1)
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (1)
97

Dun and Bradstreet Holdings, Inc. Incentive-Based Compensation Recovery Policy (filed as Exhibit 97 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed by Dun & Bradstreet Holdings, Inc. on February 22, 2024) (SEC File No. 001-39361).*† (1)

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101)

*	Incorporated reference.
†	Management compensatory plan or arrangement.
(1)	Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

48

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dun & Bradstreet Holdings, Inc.

	By:	/s/Anthony M. Jabbour
Chief Executive Officer
Date: April 30, 2025

49