Form 10-Q
period 2025-03-31
Dun & Bradstreet Holdings, Inc.
filed 2025-05-01
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 446,424,575 shares outstanding of the Registrant's common stock as of April 25, 2025.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2025

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2025	2024
Revenue	$579.8	$564.5
Cost of services (exclusive of depreciation and amortization)	227.8	224.1
Selling and administrative expenses	169.1	176.4
Depreciation and amortization	144.7	144.0
Restructuring charges	2.9	3.4
Operating costs	544.5	547.9
Operating income (loss)	35.3	16.6
Interest income	1.5	1.6
Interest expense	(52.9)	(85.3)
Other income (expense) - net	1.3	0.1
Non-operating income (expense) - net	(50.1)	(83.6)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(14.8)	(67.0)
Less: provision (benefit) for income taxes	0.4	(44.2)
Equity in net income of affiliates	0.4	0.9
Net income (loss)	(14.8)	(21.9)
Less: net (income) loss attributable to the non-controlling interest	(1.0)	(1.3)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(15.8)	$(23.2)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.04)	$(0.05)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.04)	$(0.05)
Weighted average number of shares outstanding-basic	433.3	431.6
Weighted average number of shares outstanding-diluted	433.3	431.6
Other comprehensive income (loss), net of income taxes:
Net income (loss)	$(14.8)	$(21.9)
Foreign currency adjustments:
Foreign currency translation adjustments, net of tax (1)	$60.3	$(35.5)
Net investment hedge derivative, net of tax (2)	(15.9)	4.9
Cash flow hedge derivative, net of tax expense (benefit) (3)	(13.5)	4.7
Defined benefit pension plans:
Prior service credit (cost), net of tax expense (benefit) (4)	(0.1)	(0.1)
Net actuarial gain (loss), net of tax expense (benefit) (5)	(0.3)	(0.3)
Total other comprehensive income (loss), net of tax	$30.5	$(26.3)
Comprehensive income (loss), net of tax	$15.7	$(48.2)
Less: comprehensive (income) loss attributable to the non-controlling interest	(1.2)	(1.2)
Comprehensive income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$14.5	$(49.4)
(1)Tax Expense (Benefit) of $(5.5) million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Tax Expense (Benefit) of $(5.8) million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively.
(3)Tax Expense (Benefit) of $(4.9) million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively.
(4)Tax Expense (Benefit) of less than $(0.1) million for both the three months ended March 31, 2025 and 2024.
(5)Tax Expense (Benefit) of less than $(0.1) million for both the three months ended March 31, 2025 and 2024.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data and per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$241.3	$205.9
Accounts receivable, net of allowance of $25.9 at March 31, 2025 and $25.8 at December 31, 2024 (Notes 3 and 13)	203.6	239.6
Prepaid taxes	45.2	44.3
Other prepaids	120.4	93.7
Other current assets (Note 3 and 9)	39.9	66.9
Total current assets	650.4	650.4
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $58.1 at March 31, 2025 and $54.6 at December 31, 2024	89.2	91.1
Computer software, net of accumulated amortization of $728.5 at March 31, 2025 and $666.3 at December 31, 2024 (Note 10)	691.8	676.3
Goodwill (Notes 10 and 16)	3,445.0	3,409.8
Other intangibles (Notes 10 and 16)	3,435.0	3,506.8
Deferred costs (Note 3)	164.0	169.3
Other non-current assets (Note 11)	269.6	252.0
Total non-current assets	8,094.6	8,105.3
Total assets	$8,745.0	$8,755.7
Liabilities
Current liabilities
Accounts payable	$80.9	$104.3
Accrued payroll	57.8	108.0
Short-term debt (Note 12)	31.0	31.0
Deferred revenue (Note 3)	660.7	555.9
Other accrued and current liabilities (Note 11)	217.4	208.0
Total current liabilities	1,047.8	1,007.2
Long-term pension and postretirement benefits (Note 6)	110.0	113.5
Long-term debt (Note 12)	3,496.2	3,497.7
Deferred income tax	682.6	720.9
Other non-current liabilities (Note 11)	97.9	102.0
Total liabilities	5,434.5	5,441.3
Commitments and contingencies (Note 17)

Equity
Common Stock, $0.0001 par value per share, authorized—2,000,000,000 shares; 448,272,855 shares issued and 446,424,575 shares outstanding at March 31, 2025 and 443,399,772 shares issued and 441,551,492 shares outstanding at December 31, 2024	—	—
Capital surplus	4,374.4	4,394.0
Accumulated deficit	(855.5)	(839.7)
Treasury Stock, 1,848,280 shares at both March 31, 2025 and December 31, 2024	(9.7)	(9.7)
Accumulated other comprehensive loss	(215.8)	(246.1)
Total stockholders' equity	3,293.4	3,298.5
Non-controlling interest	17.1	15.9
Total equity	3,310.5	3,314.4
Total liabilities and stockholders' equity	$8,745.0	$8,755.7

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows provided by (used in) operating activities:
Net income (loss)	$(14.8)	$(21.9)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	144.7	144.0
Amortization of unrecognized pension loss (gain)	(0.4)	(0.4)
Deferred debt issuance costs amortization and write-off	1.3	39.3
Equity-based compensation expense	14.7	17.9
Restructuring charge	2.9	3.4
Restructuring payments	(2.7)	(3.0)
Changes in deferred income taxes	(28.0)	(35.1)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	41.6	82.4
(Increase) decrease in prepaid taxes, other prepaids and other current assets	(35.0)	(3.8)
Increase (decrease) in deferred revenue	95.4	43.9
Increase (decrease) in accounts payable	(15.8)	(12.6)
Increase (decrease) in accrued payroll	(52.3)	(57.0)
Increase (decrease) in other accrued and current liabilities	(3.5)	(15.3)
(Increase) decrease in other long-term assets	(8.0)	1.6
Increase (decrease) in long-term liabilities	(13.0)	(16.4)
Net, other non-cash adjustments	9.8	(8.1)
Net cash provided by (used in) operating activities	136.9	158.9
Cash flows provided by (used in) investing activities:
Cash settlements of foreign currency contracts and net investment hedges	(8.3)	3.0
Capital expenditures	(1.8)	(1.3)
Additions to computer software and other intangibles	(44.9)	(56.4)
Other investing activities, net	(0.1)	(0.2)
Net cash provided by (used in) investing activities	(55.1)	(54.9)
Cash flows provided by (used in) financing activities:
Payments of dividends	(21.6)	(22.0)
Proceeds from borrowings on Credit Facility	65.0	10.4
Proceeds from borrowings on Term Loan Facility	—	3,103.6
Payments of borrowings on Credit Facility	(60.0)	(35.4)
Payments on Term Loan Facility	(7.8)	(3,103.6)
Payment of debt issuance costs	—	(26.6)
Other financing activities, net (1)	(20.2)	(2.1)
Net cash provided by (used in) financing activities	(44.6)	(75.7)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(0.4)
Increase (decrease) in cash and cash equivalents	35.4	27.9
Cash and Cash Equivalents, Beginning of Period	205.9	188.1
Cash and Cash Equivalents, End of Period	$241.3	$216.0

Supplemental Disclosure of Cash Flow Information:

Cash Paid for:
Income taxes payments (refunds), net	$33.7	$9.6
Interest	$41.1	$47.9

Noncash additions to computer software	$20.8	$9.0
(1)Higher payments in Other financing activities for the three months ended March 31, 2025 were primarily related to timing of payments for withholding tax associated with restricted stock vesting.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholders' equity	Non-controlling interest	Total equity

Three months ended March 31, 2024:
Balance, January 1, 2024	$—	$4,429.2	$(811.1)	$(0.3)	$(153.0)	$(62.2)	$16.5	$3,419.1	$12.5	$3,431.6
Net income (loss)	—	—	(23.2)	—	—	—	—	(23.2)	1.3	(21.9)
Equity-based compensation plans	—	7.6	—	—	—	—	—	7.6	—	7.6
Dividends declared	—	(21.9)	—	—	—	—	—	(21.9)	—	(21.9)
Pension adjustments, net of tax benefit of less than $0.1	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Change in cumulative translation adjustment, net of tax expense of $0.6	—	—	—	—	(35.4)	—	—	(35.4)	(0.1)	(35.5)
Net investment hedge derivative, net of tax expense of $1.7	—	—	—	—	4.9	—	—	4.9	—	4.9
Cash flow hedge derivative, net of tax expense of $1.6	—	—	—	—	—	—	4.7	4.7	—	4.7
Balance, March 31, 2024	$—	$4,414.9	$(834.3)	$(0.3)	$(183.5)	$(62.6)	$21.2	$3,355.4	$13.7	$3,369.1

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholders' equity	Non-controlling interest	Total equity
Three months ended March 31, 2025:
Balance, January 1, 2025	$—	$4,394.0	$(839.7)	$(9.7)	$(211.4)	$(62.6)	$27.9	$3,298.5	$15.9	$3,314.4
Net income (loss)	—	—	(15.8)	—	—	—	—	(15.8)	1.0	(14.8)
Equity-based compensation plans	—	2.5	—	—	—	—	—	2.5	—	2.5
Dividends declared	—	(22.1)	—	—	—	—	—	(22.1)	—	(22.1)
Shares acquired under stock repurchase program				—				—	—	—
Pension adjustments, net of tax benefit of less than $0.1	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Change in cumulative translation adjustment, net of tax benefit of $5.5	—	—	—	—	60.1	—	—	60.1	0.2	60.3
Net investment hedge derivative, net of tax benefit of $5.8	—	—	—	—	(15.9)	—	—	(15.9)	—	(15.9)
Cash flow hedge derivative, net of tax benefit of $4.9	—	—	—	—	—	—	(13.5)	(13.5)	—	(13.5)
Balance, March 31, 2025	$—	$4,374.4	$(855.5)	$(9.7)	$(167.2)	$(63.0)	$14.4	$3,293.4	$17.1	$3,310.5

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DUN & BRADSTREET HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollar amounts in millions, except share data and per share data)
Note 1 --Basis of Presentation and Organization

Basis of presentation

The accompanying interim condensed consolidated financial statements of Dun & Bradstreet Holdings, Inc. and its subsidiaries ("Dun & Bradstreet," or "D&B," or "we," or "us," or "our," or the "Company") were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). They should be read in conjunction with the consolidated financial statements and related notes, which appear in the consolidated financial statements for the year ended December 31, 2024, included in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission ("SEC") on February 21, 2025. The condensed consolidated financial statements for interim periods do not include all disclosures required by GAAP for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.
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
Segment
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

Clearlake transaction

On March 23, 2025, the Company entered into a definitive agreement to be acquired by Clearlake Capital Group, L.P. (“Clearlake”), subject to terms and conditions set forth in the agreement. Pursuant to the agreement, upon the consummation of the merger transaction, each share of common stock, par value $0.0001 per share, of the Company issued and outstanding immediately prior to the close will be converted into the right to receive $9.15 per share in cash. Unvested time-based or performance-based restricted stock units held by employees granted under the Company’s long-term incentive plans will be assumed by Clearlake and converted into time-based units and remain subject to terms and conditions of the Company Stock Plan. The agreement provided for a 30-day go-shop period.

The transaction is valued at approximately $7.7 billion, including outstanding debt with an equity value of $4.1 billion. The transaction is expected to be closed in the third quarter of 2025, subject to shareholder approval and other customary closing conditions. Upon completion of the transaction, Dun & Bradstreet will become a privately held company and shares of Dun & Bradstreet common stock will no longer be listed on any public market.
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
Note 3 -- Revenue
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2025 is as follows:

	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Future revenue	$1,134.4	$786.8	$468.5	$251.3	$130.3	$315.7	$3,087.0

The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Timing of Revenue Recognition

	Three months ended March 31,
	2025	2024
Revenue recognized at a point in time	$231.8	$214.5
Revenue recognized over time	348.0	350.0
Total revenue recognized	$579.8	$564.5
Contract Balances

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	At March 31, 2025	At December 31, 2024
Accounts receivable, net	$203.6	$239.6
Short-term contract assets (1)	$4.5	$5.4
Long-term contract assets (2)	$37.2	$32.8
Short-term deferred revenue	$660.7	$555.9
Long-term deferred revenue (3)	$21.1	$22.6
(1) Included within "Other current assets" in the condensed consolidated balance sheet.
(2) Included within "Other non-current assets" in the condensed consolidated balance sheet.
(3) Included within "Other non-current liabilities" in the condensed consolidated balance sheet.

The decrease in accounts receivable of $36.0 million from December 31, 2024 to March 31, 2025 was primarily due to seasonal fluctuation.

The increase in deferred revenue of $103.3 million from December 31, 2024 to March 31, 2025 was primarily due to cash payments received or due in advance of satisfying our performance obligations, largely offset by $255.5 million of revenue recognized that was included in the deferred revenue balance at December 31, 2024.

The increase in contract assets of $3.5 million from December 31, 2024 to March 31, 2025 was primarily due to new contract assets recognized, net of new amounts reclassified to receivables during 2025, partially offset by $11.3 million of contract assets included in the balance at December 31, 2024 that were reclassified to receivable when they became unconditional.

See Note 16 for a schedule detailing the disaggregation of revenue.
Assets Recognized for the Costs to Obtain a Contract
Commission assets, net of accumulated amortization included in deferred costs, were $164.0 million and $169.3 million as of March 31, 2025 and December 31, 2024, respectively.
The amortization of commission assets was $13.0 million and $12.1 million for the three months ended March 31, 2025 and 2024, respectively.
Note 4 -- Restructuring Charges

We incurred restructuring charges (which generally consist of employee severance costs and contract terminations). These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
Three months ended March 31, 2025 vs. Three months ended March 31, 2024
We recorded total restructuring charges of $2.9 million for the three months ended March 31, 2025, consisting of:

•Severance costs of $2.7 million under ongoing benefit arrangements. Approximately 50 employees were impacted. Most of the employees impacted exited the Company by the end of the first quarter of 2025. The cash payments for these employees will be substantially completed by the end of the third quarter of 2025; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $0.2 million.
We recorded total restructuring charges of $3.4 million for the three months ended March 31, 2024, consisting of:

•Severance costs of $2.9 million under ongoing benefit arrangements. Approximately 65 employees were impacted. Most of the employees impacted exited the Company by the end of the first quarter of 2024. The cash payments for these employees were substantially completed by the end of the third quarter of 2024; and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $0.5 million.
The following table sets forth the restructuring reserves and utilization included within "Accrued payroll" in the condensed consolidated balance sheets for the three months ended March 31, 2025 and March 31, 2024:

	Severance	Contract termination and other exit costs	Total

2025:
Balance remaining as of December 31, 2024	$3.3	$0.4	$3.7
Charge taken during first quarter 2025 (1)	2.7	0.1	2.8
Payments made during first quarter 2025	(2.6)	(0.1)	(2.7)
Balance remaining as of March 31, 2025	$3.4	$0.4	$3.8

2024:
Balance remaining as of December 31, 2023	$2.4	$0.8	$3.2
Charge taken during first quarter 2024 (1)	2.9	0.1	3.0
Payments made during first quarter 2024	(2.6)	(0.4)	(3.0)
Balance remaining as of March 31, 2024	$2.7	$0.5	$3.2
(1)Balance excludes charges accounted for under ASU No. 2016-02, "Leases (Topic 842)."

Note 5 -- Stock Based Compensation
The following table sets forth the components of our stock-based compensation and expected tax benefit for the three months ended March 31, 2025 and 2024 related to the plans in effect during the respective period:

	Three months ended March 31,
Stock-based compensation expense:	2025	2024
Restricted stock and restricted stock units	$14.0	$16.1
Stock options (1)	0.7	1.8
Total compensation expense	$14.7	$17.9

Expected tax benefit:
Restricted stock and restricted stock units	$1.5	$1.6
Stock options	—	0.1
Total expected tax benefit	$1.5	$1.7
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

The following table summarizes the stock options activity for the three months ended March 31, 2025:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Stock options
	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2025	10,801,369	$19.33	4.7	$—
Granted	—	$—
Forfeited	—	$—
Exercised	—	$—
Balances, March 31, 2025	10,801,369	$19.33	4.5	$—

Expected to vest as of March 31, 2025	4,721,369	$15.89	7.4	$—
Exercisable as of March 31, 2025	6,080,000	$22.00	2.2	$—

As of March 31, 2025, total unrecognized compensation cost related to stock options was $1.0 million, which was expected to be recognized over a weighted average period of 0.3 years.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock units are valued on the award grant date at the closing market price of our stock.

The following table summarizes the restricted stock and restricted stock units activity for the three months ended March 31, 2025:

	Restricted stock and Restricted stock units
	Number of shares	Weighted-average grant date fair value	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2025	10,008,303	$11.57	0.9	$124.7
Granted	6,766,753	$8.40
Forfeited	(82,678)	$11.20
Vested	(4,117,805)	$11.98
Balances, March 31, 2025	12,574,573	$9.73	1.6	$112.4

As of March 31, 2025, total unrecognized compensation cost related to non-vested restricted stock and restricted stock units was $84.1 million, which is expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Plan ("ESPP")

Under the Dun & Bradstreet Holdings, Inc. Employee Stock Purchase Plan, eligible employees are allowed to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. The Company contributes varying matching amounts to employees, as specified in the plan document, after a one year holding period. We recorded the associated expense of $0.6 million for both the three months ended March 31, 2025 and 2024, respectively.
Note 6 -- Pension and Postretirement Benefits
Net Periodic Pension Cost
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Pension plans		Postretirement benefit obligations
	Three months ended March 31,		Three months ended March 31,
	2025	2024	2025	2024
Components of net periodic cost (income):
Service cost	$0.5	$0.4	$—	$—
Interest cost	15.7	15.4	—	—
Expected return on plan assets	(21.0)	(19.9)	—	—
Amortization of prior service cost (credit)	—	—	(0.1)	(0.1)
Amortization of actuarial loss (gain)	(0.3)	(0.3)	—	—
Net periodic cost (income)	$(5.1)	$(4.4)	$(0.1)	$(0.1)

Note 7 -- Income Taxes

The effective tax rate for the three months ended March 31, 2025 was (2.7)%, reflecting a tax expense of $0.4 million on pre-tax loss of $14.8 million, compared to 66.0% for the three months ended March 31, 2024, which reflected a tax benefit of $44.2 million on pre-tax loss of $67.0 million. The change in the effective tax rate for the three months ended March 31, 2025 compared to the prior year quarter was primarily the result of an uncertain tax position benefit resulting from an audit settlement in the prior year quarter.

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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2025	2024
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(15.8)	$(23.2)

Weighted average number of shares outstanding-basic	433,314,677	431,555,922
Weighted average number of shares outstanding-diluted (1)	433,314,677	431,555,922

Earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.:
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)
(1)The weighted average number of shares outstanding used in the computation of diluted earnings per share for both the three months ended March 31, 2025 and 2024, respectively, excludes the effect of 10.9 million of potentially issuable common shares that are anti-dilutive to the diluted earnings per share computation.

Note 9 -- Financial Instruments

The Company is exposed to global market risks, including risks from changes in foreign exchange rates and changes in interest rates. Accordingly, we use derivatives to manage the aforementioned financial exposures that occur in the normal course of business. We do not use derivatives for trading or speculative purposes. By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at March 31, 2025 and December 31, 2024, there

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures and by selection of reputable counterparties. Collateral is generally not required for these types of investments.
Our trade receivables do not represent a significant concentration of credit risk at March 31, 2025 and December 31, 2024, because we sell to a large number of clients in different geographical locations and industries.
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
The following table summarizes our interest rate swaps in effect as of March 31, 2025 and December 31, 2024:

Expiration date	Fixed rate	Notional amount
		March 31, 2025	December 31, 2024
February 27, 2025	1.629%	$—	$250.0
March 27, 2025	3.214%	—	1,000.0
February 8, 2026	3.695%	500.0	500.0
March 27, 2028	3.246%	1,000.0	1,000.0
March 27, 2028	3.229%	350.0	—
March 27, 2028	3.240%	250.0	—
Total interest rate swaps		$2,100.0	$2,750.0
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
Foreign exchange forward contracts
To decrease earnings volatility, we currently hedge substantially all our intercompany balance positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. The underlying transactions and the corresponding foreign exchange forward contracts are marked to market at the end of each quarter and the fair value changes are reflected within “Non-operating income (expense) – net” in the condensed consolidated statements of operations and comprehensive income (loss).

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
As of March 31, 2025 and December 31, 2024, the notional amounts of our foreign exchange contracts were $633.5 million and $583.5 million, respectively.
Cross-currency interest rate swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency interest rate swaps. Cross-currency swaps are designated as net investment hedges of a portion of our foreign investments denominated in the non-U.S. dollar currency. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates, are partly offset by movements in the fair value of our cross-currency swap contracts. The change in the fair value of the swaps in each period is reported in OCI, net of tax. Such amounts will remain in accumulated OCI until the liquidation or substantial liquidation of our investment in the underlying foreign operations. Through the respective maturity dates of each of the swap contracts, we receive monthly fixed-rate interest payments, which are recorded as contra expense within "Interest expense" in the condensed consolidated statements of operations and comprehensive income (loss). On the maturity date of each swap contract, we will receive the respective notional amount in USD and pay the counterparty the same in euros. The swaps are designated as net investment hedges of a portion of our foreign investments denominated in the Euro currency.
The following table summarizes our cross-currency swaps in effect as of March 31, 2025 and December 31, 2024:

March 31, 2025
	Pay		Receive
Expiration date	Notional amount	Interest rate	Notional amount	Interest rate
July 19, 2026	€124.0	0%	$125.0	1.723%
July 19, 2027 (1)	121.4	0%	125.0	1.909%
April 16, 2028 (1)	72.9	0%	75.0	1.790%
April 16, 2028 (1)	72.9	0%	75.0	1.803%
April 16, 2029 (1)	97.1	0%	100.0	1.762%
January 3, 2030 (1)	121.5	0%	125.0	1.415%
Total cross-currency swaps	€609.8		$625.0

December 31, 2024
	Pay		Receive
Expiration date	Notional amount	Interest rate	Notional amount	Interest rate
July 19, 2025 (2)	€124.0	0%	$125.0	1.883%
July 19, 2026	124.0	0%	125.0	1.723%
July 19, 2027 (2)	124.0	0%	125.0	1.400%
April 16, 2028 (2)	69.2	0%	75.0	1.676%
April 16, 2028 (2)	69.2	0%	75.0	1.685%
April 16, 2029 (2)	92.2	0%	100.0	1.703%
Total cross-currency swaps	€602.6		$625.0
(1)These swaps were executed on January 3, 2025, replacing previously existing cross-currency swaps.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

(2)These swaps were terminated on January 3, 2025. Upon the termination of these swaps, we paid cash of $1.1 million, which was reported in OCI at March 31, 2025, and will remain within accumulated OCI until the period in which a disposal or substantial liquidation of the entities hedged occurs.
We received aggregate interest payments of $2.3 million and $2.1 million related to cross-currency swaps for the three months ended March 31, 2025 and 2024, respectively. These payments were recorded as contra expense within "Interest expense" in the condensed consolidated statements of operations and comprehensive income (loss).
Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets:

	Asset derivatives				Liability derivatives
	March 31, 2025		December 31, 2024		March 31, 2025		December 31, 2024
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cash flow hedge derivative:
Interest rate swaps	Other current assets	$19.6	Other current assets	$42.6	Other accrued & current liabilities	$—	Other accrued & current liabilities	$—
Net investment hedge derivative:
Cross-currency swaps	Other current assets	—	Other current assets	3.7	Other accrued & current liabilities	30.1	Other accrued & current liabilities	13.2
Total derivatives designated as hedging instruments		$19.6		$46.3		$30.1		$13.2
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$1.1	Other current assets	$1.3	Other accrued & current liabilities	$0.6	Other accrued & current liabilities	$3.4
Total derivatives not designated as hedging instruments		$1.1		$1.3		$0.6		$3.4
Total derivatives		$20.7		$47.6		$30.7		$16.6

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss):

	Amount of pre-tax net gain or (loss) recognized in OCI on derivative			Amount of gain or (loss) reclassified from accumulated OCI into income			Amount of gain or (loss) recognized in income on derivative
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
Derivatives designated as hedging instruments	2025	2024	Location of gain or (loss) reclassified from accumulated OCI into income	2025	2024	Location of gain or (loss) recognized in income on derivative	2025	2024
Cash flow hedge derivative:
Interest rate swaps	$(18.4)	$6.3	Interest expense	$2.7	$21.2	Interest expense	$2.7	$21.2
Net investment hedge derivative:
Cross-currency swaps	$(21.7)	$6.6		$—	$—		$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

		Amount of gain (loss) recognized in income on derivatives
		Three months ended March 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	2025	2024
Foreign exchange forward contracts	Non-operating income (expense) – net	$(4.7)	$1.0

The net amount related to the interest rate swaps expected to be reclassified into earnings over the next 12 months is approximately $12 million.
Fair Value of Financial Instruments
Our financial assets and liabilities that are reflected in the condensed consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term borrowings and long-term borrowings.
The following table summarizes fair value measurements by level at March 31, 2025 for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets for identical assets (level I)	Significant other observable inputs (level II)	Significant unobservable inputs (level III)	Balance at March 31, 2025
Assets:
Cash equivalents (1)	$0.4	$—	$—	$0.4
Other current assets:
Foreign exchange forwards (2)	$—	$1.1	$—	$1.1
Interest rate swap arrangements (3)	$—	$19.6	$—	$19.6
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$0.6	$—	$0.6
Cross-currency swap arrangements (3)	$—	$30.1	$—	$30.1

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
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for both the three months ended March 31, 2025 and 2024.
At March 31, 2025 and December 31, 2024, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	March 31, 2025		December 31, 2024
	Carrying amount	Fair value	Carrying amount	Fair value
Senior Unsecured Notes	$455.9	$460.9	$455.7	$433.4
Revolving facility	$15.0	$14.5	$10.0	$9.8
Term loans (1)	$3,056.3	$2,966.6	$3,063.0	$3,013.4
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

Note 10 -- Goodwill and Intangible Assets

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Computer Software and Goodwill:

	Computer software	Goodwill
January 1, 2025	$676.3	$3,409.8
Additions at cost (1)	53.4	—
Amortization	(50.1)	—
Other (2)	12.2	35.2
March 31, 2025	$691.8	$3,445.0

January 1, 2024	$666.3	$3,445.8
Additions at cost (1)	52.5	—
Amortization	(40.7)	—
Other (2)	(6.7)	(21.1)
March 31, 2024	$671.4	$3,424.7

Other Intangibles:

	Customer relationships	Reacquired rights	Database	Other indefinite-lived intangibles	Other intangibles	Total
January 1, 2025	$1,108.7	$200.3	$790.0	$1,280.0	$127.8	$3,506.8
Additions at cost	—	—	—	—	0.2	0.2
Amortization	(47.9)	(4.6)	(34.2)	—	(4.1)	(90.8)
Other (2)	3.6	10.6	3.0	—	1.6	18.8
March 31, 2025	$1,064.4	$206.3	$758.8	$1,280.0	$125.5	$3,435.0

January 1, 2024	$1,316.7	$233.9	$940.6	$1,280.0	$144.7	$3,915.9
Additions at cost	—	—	—	—	0.1	0.1
Amortization	(52.4)	(4.8)	(37.7)	—	(4.1)	(99.0)
Other (2)	(2.6)	(6.3)	(2.4)	—	(0.5)	(11.8)
March 31, 2024	$1,261.7	$222.8	$900.5	$1,280.0	$140.2	$3,805.2
(1)Primarily related to software-related enhancements on products and purchased software.
(2)Primarily due to the impact of foreign currency fluctuations.

Note 11 -- Other Assets and Liabilities

Other Non-Current Assets:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	March 31, 2025	December 31, 2024
Right of use assets	$40.5	$42.6
Prepaid pension assets	5.6	5.5
Investments	33.0	32.4
Deferred income tax	4.5	2.9
Long-term contract assets	37.2	32.8
Prepaid cloud computing fees and deferred implementation costs	40.1	37.1
Long-term technology vendor contracts	76.1	79.3
Other	32.6	19.4
Total	$269.6	$252.0

Other Accrued and Current Liabilities:

	March 31, 2025	December 31, 2024
Accrued operating costs	$93.7	$100.3
Accrued interest expense	10.1	4.7
Short-term lease liability	16.6	15.9
Accrued income tax	47.3	50.5
Swap liabilities (1)	30.1	13.2
Other accrued liabilities	19.6	23.4
Total	$217.4	$208.0
(1)See Note 9 for further detail.

Other Non-Current Liabilities:

	March 31, 2025	December 31, 2024
Deferred revenue - long term	$21.1	$22.6
U.S. tax liability associated with the 2017 Act	16.3	16.3
Long-term lease liability	30.0	32.7
Liabilities for unrecognized tax benefits	15.8	16.0
Other	14.7	14.4
Total	$97.9	$102.0
We typically have various contractual obligations in our normal course of business, including those recorded as liabilities in our consolidated balance sheet, and certain purchase commitments that are not recognized, but are disclosed in the notes to our consolidated financial statements, such as future obligations related to our debt, operating leases, pension plans and vendor commitments. See Notes 13, 12, 7 and 20 to the consolidated financial statements for the year ended December 31, 2024 included in the 2024 Annual Report on Form 10-K for summary of our future obligations. In addition, during the first quarter of 2025, we entered into data contracts with an aggregate commitment of approximately $82 million over the next five years. Our future obligation is expected to be approximately $19 million for the remainder of 2025, $19 million, $13 million, $13 million, $14 million and $4 million in 2026, 2027, 2028, 2029 and thereafter, respectively.
Note 12 -- Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

		March 31, 2025			December 31, 2024
	Maturity	Principal amount	Debt issuance costs and discount*	Carrying value	Principal amount	Debt issuance costs and discount*	Carrying value
Debt maturing within one year:
2029 Term loan B (1)	January 18, 2029	$31.0	$—	$31.0	$31.0	$—	$31.0
Total short-term debt		$31.0	$—	$31.0	$31.0	$—	$31.0

Debt maturing after one year:
2029 Term loan B (1)	January 18, 2029	$3,041.6	$16.3	$3,025.3	$3,049.4	$17.4	$3,032.0
Revolving facility (1) (2)	February 15, 2029	15.0	—	15.0	10.0	—	10.0
5.000% Senior unsecured notes (1)	December 15, 2029	460.0	4.1	455.9	460.0	4.3	455.7
Total long-term debt		$3,516.6	$20.4	$3,496.2	$3,519.4	$21.7	$3,497.7
Total debt		$3,547.6	$20.4	$3,527.2	$3,550.4	$21.7	$3,528.7
*Initial debt issuance costs were recorded as a reduction of the carrying amount of the debt and amortized over the contractual term of the debt. Balances represent the unamortized portion of debt issuance costs and discounts.

(1) The 5.000% Senior Unsecured Notes and the Senior Secured Credit Facilities contain certain covenants that limit our ability to incur additional indebtedness and guarantee indebtedness, create liens, engage in mergers or acquisitions, sell, transfer or otherwise dispose of assets, pay dividends and distributions or repurchase capital stock, prepay certain indebtedness and make investments, loans and advances. We were in compliance with these non-financial covenants at March 31, 2025 and December 31, 2024.
(2) The Revolving Facility contains a springing financial covenant requiring compliance with a maximum ratio of first lien net indebtedness to consolidated EBITDA of 6.75. The financial covenant applies only if the aggregate principal amount of borrowings under the Revolving Facility and certain outstanding letters of credit exceeds 35% of the total amount of commitments under the Revolving Facility on the last day of any fiscal quarter. The financial covenant did not apply at March 31, 2025 and December 31, 2024.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin over SOFR for the interest period relevant to such borrowing, subject to interest rate floors, and secured by substantially all of the Company’s assets.

Other details of the Senior Secured Credit Facilities:
•For the 2029 Term Loan B, beginning June 30, 2024, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on January 18, 2029. The interest rate per annum for the 2029 Term Loan B is based on a SOFR rate plus a margin of 225 basis points subsequent to the amendment on November 19, 2024, as discussed above. The interest rate associated with the outstanding balance of the 2029 Term Loan B at March 31, 2025 and December 31, 2024 was 6.572% and 6.588%, respectively.
•Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus 250 basis points, subject to a leverage-based pricing grid, at both March 31, 2025 and December 31, 2024. The aggregate amount available under the Revolving Facility is $850 million. The available borrowings under the Revolving Facility at March 31, 2025 and December 31, 2024 were $835.0 million and $840.0 million, respectively. The interest rates associated with the outstanding balance of the Revolving Facility at March 31, 2025 and December 31, 2024 were 6.827% and 6.870%, respectively. Initial debt issuance costs related to the Revolving Facility were included in "Other non-current assets" on the consolidated balance sheet and are amortized over the term of the Revolving Facility.
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $11.1 million and $9.3 million as of March 31, 2025 and December 31, 2024, respectively.
We entered into interest rate swaps and cross-currency interest rate swaps, with various maturity dates, in order to manage the impact of interest rate changes. We had interest rate swap contracts with an aggregate notional amount of $2,100 million and $2,750 million in effect as of March 31, 2025 and December 31, 2024, respectively, and cross-currency interest rate contracts with an aggregate notional amount of $625 million as of both March 31, 2025 and December 31, 2024. See Note 9 for more detailed discussion.
Note 13 -- Accounts Receivable Securitization Facility

In September 2022, the Company entered into a three-year revolving securitization facility agreement to transfer customer receivables of one of our U.S. subsidiaries (“Originator”) through our bankruptcy-remote subsidiary (“SPE”) to a third-party financial institution (“Purchaser”) on a recurring basis in exchange for cash equal to the gross receivables transferred. In November 2024, the agreement was amended to extend the term date from September 9, 2025 to November 18, 2027. The facility had a monthly drawing limit of $215 million at both March 31, 2025 and December 31, 2024. Transfers of our U.S. accounts receivable from the SPE to the Purchaser are accounted for as a sale of financial assets, and the accounts receivable are derecognized from the consolidated financial statements, as the SPE transfers effective control and risk associated with the transferred accounts receivable. Other than collection and administrative responsibilities, the Company and related subsidiaries have no continuing involvement in the transferred accounts receivable. The accounts receivable, once sold, are no longer available to satisfy creditors of the Company or the related subsidiaries in the event of bankruptcy. These sales are transacted at the face value of the relevant accounts receivable. The future outstanding balance of trade receivables that will be sold is expected to vary based on the level of activity and other factors. The receivables sold are fully guaranteed by the SPE that also pledges further accounts receivable as collateral under this agreement. The Company controls and therefore consolidates the SPE in its consolidated financial statements.

The Company derecognized accounts receivable of $208.3 million and $235.8 million for the three months ended March 31, 2025 and 2024, respectively. The Company collected $208.3 million and $235.8 million of accounts receivable sold under this agreement during the three months ended March 31, 2025 and 2024, respectively. Unsold accounts receivable of $50.5 million and $95.5 million were pledged by the SPE as collateral to the Purchaser as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, recourse liability related to the receivables sold that has not been collected was immaterial.

Fees incurred for the facility, including fees for administrative responsibilities, during the three months ended March 31, 2025 and 2024 were $3.1 million and $3.8 million, respectively, and have been reflected within "Non-operating income (expense) – net" in the condensed consolidated statements of operations and comprehensive income (loss).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Cash activity related to the facility is reflected in "Net cash provided by operating activities" in the condensed consolidated statements of cash flows.

Note 14 -- Stockholders' Equity
Below is a reconciliation of our common stock issued and outstanding:

	Common Shares	Treasury Shares	Common Shares Outstanding
Shares as of December 31, 2024	443,399,772	(1,848,280)	441,551,492
Shares issued for the three months ended March 31, 2025	6,213,099	N/A	6,213,099
Shares forfeited for the three months ended March 31, 2025 (1)	(1,340,016)	N/A	(1,340,016)
Shares as of March 31, 2025	448,272,855	(1,848,280)	446,424,575
(1)Includes shares surrendered related to payroll tax withheld for the vested restricted shares.

Stock Repurchase Program

On April 30, 2024, our Board of Directors authorized a three-year stock repurchase program, (the "2024 Stock Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through April 30, 2027. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. There was no share repurchase activity during the three months ended March 31, 2025. Subsequent to entering into the definitive agreement with Clearlake on March 23, 2025, the Company will not repurchase any shares under the 2024 Stock Repurchase Program.

Stockholder Dividends

The following dividends were declared by our Board of Directors and subsequently paid during the three months ended March 31, 2025:

Declaration Date	Record Date	Payment Date	Dividends Per Share
February 6, 2025	March 6, 2025	March 20, 2025	$0.05
Dividends accrued for restricted shares are contingent and payable upon vesting of the underlying restricted shares.

Pursuant to the definitive agreement entered into with Clearlake on March 23, 2025, the Company has agreed not to declare or pay any dividend in respect of any shares. See Note 1 for additional details.
Note 15 -- Accumulated Other Comprehensive Income (Loss)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) ("AOCI"):

	Foreign currency translation adjustments	Net investment hedge derivative	Defined benefit pension plans	Cash flow hedge derivative	Total
Balance, January 1, 2025	$(218.7)	$7.3	$(62.6)	$27.9	$(246.1)
Other comprehensive income (loss) before reclassifications	60.1	(15.9)	—	(11.5)	32.7
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(0.4)	(2.0)	(2.4)
Balance, March 31, 2025	$(158.6)	$(8.6)	$(63.0)	$14.4	$(215.8)

Balance, January 1, 2024	$(142.5)	$(10.5)	$(62.2)	$16.5	$(198.7)
Other comprehensive income (loss) before reclassifications	(35.4)	4.9	—	20.6	(9.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(0.4)	(15.9)	(16.3)
Balance, March 31, 2024	$(177.9)	$(5.6)	$(62.6)	$21.2	$(224.9)
The following table summarizes the reclassifications out of AOCI:

		Amount reclassified from accumulated other comprehensive income (loss)
		Three months ended March 31,
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	2025	2024
Defined benefit pension plans:
Amortization of prior service costs	Other income (expense) - net	$(0.1)	$(0.1)
Amortization of actuarial gain/loss	Other income (expense) - net	(0.3)	(0.3)
Cash flow hedge derivative:
Interest rate swaps	Interest expense	(2.7)	(21.2)
Total before tax		(3.1)	(21.6)
Tax benefit (expense)		0.7	5.3
Total reclassifications for the period, net of tax		$(2.4)	$(16.3)

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
A reconciliation of Segment Adjusted EBITDA to Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. for the periods presented is as follows:

	Three months ended March 31,
	2025	2024
Segment Revenue:
North America	$398.0	$386.6
International	181.8	177.9
Consolidated total	$579.8	$564.5

Segment Operating Costs:(1)
North America	$231.8	$234.5
International	121.3	113.6
Consolidated total	$353.1	$348.1

Segment Adjusted EBITDA:
North America	$166.2	$152.1
International	60.5	64.3
Consolidated total	$226.7	$216.4

Reconciliation of Adjusted EBITDA:
Segment adjusted EBITDA	$226.7	$216.4
Other EBITDA - Corporate and Other	(15.8)	(15.1)
Consolidated total adjusted EBITDA	$210.9	$201.3
Depreciation and amortization	(144.7)	(144.0)
Interest expense - net	(51.4)	(83.7)
Other income (expense) - net	1.3	0.1
Equity-based compensation	(14.7)	(17.9)
Restructuring charges	(2.9)	(3.4)
Merger, acquisition and divestiture-related operating costs	(2.5)	(0.2)
Transition costs (2)	(9.6)	(17.4)
Other adjustments (3)	(1.2)	(1.8)
Income (loss) before income tax provision and equity in net income of affiliates	$(14.8)	$(67.0)
Benefit (provision) for income taxes	(0.4)	44.2
Equity in net income of affiliates	0.4	0.9
Net income (loss) attributable to non-controlling interest	(1.0)	(1.3)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(15.8)	$(23.2)

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
(3)Adjustments were primarily related to legal fees associated with ongoing legal matters discussed in Note 17 and impairment charges.

Other Selected Segment Financial Information:

	Three months ended March 31,
	2025	2024
Depreciation and amortization by segment:
North America	$33.2	$25.5
International	7.3	5.8
Total segments	40.5	31.3
Corporate and other (1)	104.2	112.7
Consolidated total	$144.7	$144.0

Cash paid for capital expenditures by segment:
Capital expenditures:
North America	$0.4	$0.4
International	1.3	0.9
Total segments	1.7	1.3
Corporate and other	0.1	—
Consolidated total	$1.8	$1.3
Additions to computer software and other intangibles:
North America	$26.1	$47.3
International	6.0	8.2
Total segments	32.1	55.5
Corporate and other	12.8	0.9
Consolidated total	$44.9	$56.4

(1)Depreciation and amortization for Corporate and other includes incremental amortization resulting from the application of purchase accounting in connection with historical merger and acquisition transactions.

Supplemental Geographic and Disaggregated Revenue Information:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	March 31, 2025	December 31, 2024
Assets:
North America	$7,210.8	$7,315.9
International	1,534.2	1,439.8
Consolidated total	$8,745.0	$8,755.7

Goodwill:
North America	$2,929.6	$2,929.6
International	515.4	480.2
Consolidated total	$3,445.0	$3,409.8

Other intangibles:
North America	$3,047.2	$3,124.3
International	387.8	382.5
Consolidated total	$3,435.0	$3,506.8

Other long-lived assets: (1)
North America	$975.4	$964.2
International	234.7	221.6
Consolidated total	$1,210.1	$1,185.8
Total long-lived assets (1)	$8,090.1	$8,102.4
(1)Excludes deferred income tax of $4.5 million and $2.9 million as of March 31, 2025 and December 31, 2024, respectively, included within "Other non-current assets" in the condensed consolidated balance sheet. See Note 11 for additional details.

	Three months ended March 31,
Disaggregated Revenue:(1)	2025	2024

North America:(2)
Finance & Risk	$216.6	$208.1
Sales & Marketing	181.4	178.5
Total North America	$398.0	$386.6
International:
Finance & Risk	$122.8	$120.0
Sales & Marketing	59.0	57.9
Total International	$181.8	$177.9
Total Revenue:
Finance & Risk	$339.4	$328.1
Sales & Marketing	240.4	236.4
Total Revenue	$579.8	$564.5
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

Right of Publicity Class Actions

DeBose v. Dun & Bradstreet Holdings, Inc., No. 2:22-cv-00209-ES-CLW (D.N.J.)

On January 17, 2022, Plaintiff Rashad DeBose filed a Class Action Complaint against the Company, alleging that the Company used the purported class members’ names and personas to promote paid subscriptions to the Company’s Hoovers product website without consent, in violation of the Ohio right of publicity statute and Ohio common law prohibiting misappropriation of a name or likeness. On March 30, 2022, the Company filed a motion to dismiss the Complaint. The Court granted the motion and dismissed the Complaint with prejudice on March 7, 2025. The time to appeal has expired, and Plaintiff has not appealed, meaning the case has terminated. Accordingly, we will no longer report on this matter.

In accordance with ASC 450 Contingencies, the Company has no basis to determine that a loss in connection with this matter is both probable and reasonably estimable, and thus no reserve has been established.

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
During the three months ended March 31, 2025 and 2024, a significant portion of D&B common stock was collectively held by entities affiliated with Bilcar, LLC ("Bilcar"), Thomas H. Lee Partners, L.P. ("THL"), and Cannae Holdings, Inc. ("Cannae Holdings").
Our Chief Executive Officer Anthony Jabbour is also a member of the board of directors of Paysafe Limited ("Paysafe"), which is an investment held by Cannae Holdings and accounted for as an equity investment. Additionally, William P. Foley, II, our Executive Chairman, also previously served as non-executive Chairman of Cannae Holdings and, since February 10, 2024, has served as Chairman, Chief Executive Officer and Chief Investment Officer of Cannae Holdings. Further, our director Richard N. Massey previously served as Chief Executive Officer and a director of Cannae Holdings until February 10, 2024, and as Vice Chairman and a director until June 19, 2024, on which date Mr. Massey ceased to serve as an executive or a director of Cannae Holdings.
In December 2022, Paysafe signed a 63-month lease agreement with D&B for the occupancy of the fourth floor of our headquarters building in Jacksonville, Florida. Total rental payments over the lease term will aggregate to $4.2 million. We recognized expense credit of $0.4 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. We recorded $0.1 million within "Other current assets" as of March 31, 2025, and $0.1 million within "Other non-current liabilities" as of both March 31, 2025 and December 31, 2024.

In September 2021, we entered into a 10-year agreement with Paysafe. Pursuant to the agreement, D&B provides data license and risk management solution services to Paysafe. The agreement is cancellable by either party without penalty at each annual anniversary of the contract effective date by providing written notice not less than 90 days prior to the anniversary date. In March 2024, we entered into an additional three-year agreement with Paysafe, pursuant to which D&B will provide Paysafe marketing solutions. Both agreements were approved by our Audit Committee. In connection with the agreements associated with Paysafe, we recognized revenue of $2.6 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, we included a receivable from Paysafe of $2.9 million and $3.5 million, respectively, within "Accounts receivable."

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
The risks and uncertainties that forward-looking statements are subject to include, but are not limited to: (i) the possibility that the proposed acquisition of the Company by Clearlake Capital Group L.P., which is subject to the satisfaction of the customary closing conditions, does not close in the expected timeframe or at all; (ii) our ability to implement and execute our strategic plans to transform the business; (iii) our ability to develop or sell solutions in a timely manner or maintain client relationships; (iv) competition for our solutions; (v) harm to our brand and reputation; (vi) unfavorable global economic conditions including, but not limited to, volatility in interest rates, foreign currency markets, trade restrictions and tariffs, inflation, and supply chain disruptions; (vii) risks associated with operating and expanding internationally; (viii) failure to prevent cybersecurity incidents or the perception that confidential information is not secure; (ix) failure in the integrity of our data or systems; (x) system failures and personnel disruptions, which could delay the delivery of our solutions to our clients; (xi) loss of access to data sources or ability to transfer data across the data sources in markets where we operate; (xii) failure of our software vendors and network and cloud providers to perform as expected or if our relationship is terminated; (xiii) loss or diminution of one or more of our key clients, business partners or government contracts; (xiv) dependence on strategic alliances, joint ventures and acquisitions to grow our business; (xv) our ability to protect our intellectual property adequately or cost-effectively; (xvi) claims for intellectual property infringement; (xvii) interruptions, delays or outages to subscription or payment processing platforms; (xviii) risks related to artificial intelligence systems and machine learning (xix) risks related to acquiring and integrating businesses and divestitures of existing businesses; (xx) our ability to retain members of the senior leadership team and attract and retain skilled employees; (xxi) compliance with governmental laws and regulations; (xxii) risks related to registration and other rights held by certain of our largest shareholders; (xxiii) an outbreak of disease, global or localized health pandemic or epidemic, or the fear of such an event, including the global economic uncertainty and measures taken in response; (xxiv) increased economic uncertainty related to the ongoing conflict between Russia and Ukraine, the conflict in the Middle East, and associated trends in macroeconomic conditions, and (xxv) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in our consolidated financial statements for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 21, 2025, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1, of this Quarterly Report on Form 10-Q and the Company’s other reports or documents filed with the SEC.

The following discussion and analysis of Dun & Bradstreet Holdings, Inc.’s financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements for the three months ended March 31, 2025, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025. References in this discussion and analysis to “the Company,” “Dun & Bradstreet,” “D&B,” “we,” “us” and “our” refer to Dun & Bradstreet Holdings, Inc. and its subsidiaries.
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
Recent Developments
Clearlake transaction
On March 23, 2025, the Company entered into a definitive agreement to be acquired by Clearlake Capital Group, L.P. (“Clearlake”), subject to terms and conditions set forth in the agreement. Pursuant to the agreement, upon the consummation of the merger transaction, each share of common stock, par value $0.0001 per share, of the Company issued and outstanding immediately prior to the close will be converted into the right to receive $9.15 per share in cash. Unvested time-based or performance-based restricted stock units held by employees granted under the Company’s long-term incentive plans will be assumed by Clearlake and converted into time-based units and remain subject to terms and conditions of the Company Stock Plan. The agreement provided for a 30-day go-shop period.

The transaction is valued at approximately $7.7 billion, including outstanding debt with an equity value of $4.1 billion. The transaction is expected to be closed in the third quarter of 2025, subject to shareholder approval and other customary closing conditions. Upon completion of the transaction, Dun & Bradstreet will become a privately held company and shares of Dun & Bradstreet common stock will no longer be listed on any public market.
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
Stock Repurchase Program
On April 30, 2024, our Board of Directors authorized a three-year stock repurchase program, (the "2024 Stock Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through April 30, 2027. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. Since the inception of the 2024 Stock Repurchase Program, we have repurchased 961,360 shares of common stock for $9.3 million, net of accrued excise tax, at an average price of $9.71 per share. There was no share repurchase activity during the three months ended March 31, 2025.
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
Uncertainty remains in the outlook for U.S. economic growth and economic exposure related to global trade tensions. The adoption and expansion of trade restrictions and other governmental action related to tariffs has the potential to increase inflation and adversely impact global economic growth. In addition, the global economy continues to be impacted by geopolitical conflicts, including the Russian-Ukraine war and the conflicts in the Middle East. Uncertain economic conditions or an economic downturn could result in cautious commercial spending and lower discretionary spending, and consequently lower demand for our solutions. Disruptions in the financial markets could limit the ability or willingness of our clients to extend credit to their customers or cause our clients to constrain budgets, which could adversely impact demand for our data and analytics solutions.

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

Results of Operations

GAAP Results (In millions except per share data):

	Three months ended March 31,
	2025	2024
Revenue	$579.8	$564.5
Cost of services (exclusive of depreciation and amortization)	227.8	224.1
Selling and administrative expenses	169.1	176.4
Depreciation and amortization	144.7	144.0
Restructuring charges	2.9	3.4
Operating costs	544.5	547.9
Operating income (loss)	35.3	16.6
Interest income	1.5	1.6
Interest expense	(52.9)	(85.3)
Other income (expense) - net	1.3	0.1
Non-operating income (expense) - net	(50.1)	(83.6)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(14.8)	(67.0)
Less: provision (benefit) for income taxes	0.4	(44.2)
Equity in net income of affiliates	0.4	0.9
Net income (loss)	(14.8)	(21.9)
Less: net (income) loss attributable to the non-controlling interest	(1.0)	(1.3)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(15.8)	$(23.2)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.04)	$(0.05)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.04)	$(0.05)
Weighted average number of shares outstanding-basic	433.3	431.6
Weighted average number of shares outstanding-diluted	433.3	431.6

Net income (loss) margin (1)	(2.7)%	(4.1)%
(1)Net income (loss) margin is defined as Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. divided by Revenue.

The table below sets forth our key performance measures including non-GAAP measures for the periods indicated (In millions, except per share data):

	Three months ended March 31,
	2025	2024
Total revenue	$579.8	$564.5
Adjusted EBITDA	$210.9	$201.3
Adjusted EBITDA margin	36.4%	35.7%
Adjusted net income	$90.9	$85.0
Adjusted net earnings per diluted share	$0.21	$0.20
Reconciliations of non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (In millions, except per share amounts):

	Three months ended March 31,
	2025	2024
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(15.8)	$(23.2)
Depreciation and amortization	144.7	144.0
Interest expense - net	51.4	83.7
(Benefit) provision for income tax - net	0.4	(44.2)
EBITDA	$180.7	$160.3
Other income (expense) - net	(1.3)	(0.1)
Equity in net income of affiliates	(0.4)	(0.9)
Net income (loss) attributable to non-controlling interest	1.0	1.3
Equity-based compensation	14.7	17.9
Restructuring charges	2.9	3.4
Merger, acquisition and divestiture-related operating costs	2.5	0.2
Transition costs	9.6	17.4
Other adjustments	1.2	1.8
Adjusted EBITDA	$210.9	$201.3

North America	$166.2	$152.1
International	60.5	64.3
Corporate and other	(15.8)	(15.1)
Adjusted EBITDA	$210.9	$201.3

	Three months ended March 31,
	2025	2024
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(15.8)	$(23.2)
Incremental amortization of intangible assets resulting from the application of purchase accounting	102.5	110.8
Equity-based compensation	14.7	17.9
Restructuring charges	2.9	3.4
Merger, acquisition and divestiture-related operating costs	2.5	0.2
Transition costs	9.6	17.4
Merger, acquisition and divestiture-related non-operating costs	—	0.1
Debt refinancing and extinguishment costs	0.2	37.1
Non-operating pension-related income	(5.7)	(5.0)
Non-cash gain (loss) from interest rate swap amendment (1)	4.6	(7.8)
Other adjustments	1.2	1.8
Tax impact of non-GAAP adjustments	(26.5)	(63.6)
Other tax effect adjustments	0.7	(4.1)
Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$90.9	$85.0
Adjusted net earnings per diluted share	$0.21	$0.20
Weighted average number of shares outstanding - diluted	438.0	435.7
(1)Amount represents non-cash amortization gain and loss resulted from the amendment of our interest rate swap derivatives. The amount is reported within "Interest expense-net" for the three months ended March 31, 2025 and 2024. See Note 9 to the unaudited condensed consolidated financial statements for a more detailed discussion.

Revenue
Three months ended March 31, 2025 versus Three months ended March 31, 2024
Total revenue was $579.8 million for the three months ended March 31, 2025, compared to $564.5 million for the three months ended March 31, 2024, an increase of $15.3 million, or 2.7% (3.6% before the effect of foreign exchange). The increase was attributable to growth in the underlying business and the positive impact of foreign exchange.
Excluding the negative impact of foreign exchange of $4.9 million, total organic revenue increased $20.2 million, or 3.6%, reflecting growth across both of our segments. The changes in revenue are discussed further in the segment level discussion below.
Revenue by segment was as follows (In millions):

	Three months ended March 31,
	2025	2024	$ Increase (decrease)	% Increase (decrease)
North America:
Finance & Risk	$216.6	$208.1	$8.5	4.1%
Sales & Marketing	181.4	178.5	2.9	1.6%
Total North America	$398.0	$386.6	$11.4	2.9%
International:
Finance & Risk	$122.8	$120.0	$2.8	2.3%
Sales & Marketing	59.0	57.9	1.1	1.9%
Total International	$181.8	$177.9	$3.9	2.2%
Total Revenue:
Finance & Risk	$339.4	$328.1	$11.3	3.4%
Sales & Marketing	240.4	236.4	4.0	1.7%
Total Revenue	$579.8	$564.5	$15.3	2.7%

North America Segment
For the three months ended March 31, 2025, North America revenue increased $11.4 million, or 2.9% ( 3.1% before the effect of foreign exchange) compared to the three months ended March 31, 2024. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended March 31, 2025, North America Finance & Risk revenue increased $8.5 million, or 4.1% (4.3% before the effect of foreign exchange) compared to the three months ended March 31, 2024, primarily due to increased revenue of approximately $7 million from our Finance solutions and approximately $2 million across our Third Party Risk and Supply Chain Management solutions.

Sales & Marketing
For the three months ended March 31, 2025, North America Sales & Marketing revenue increased $2.9 million, or 1.6% (1.7% before the effect of foreign exchange) compared to the three months ended March 31, 2024, primarily driven by higher revenue from our Master Data Management solutions.

International Segment
For the three months ended March 31, 2025, International revenue increased $3.9 million, or 2.2% (4.7% before the effect of foreign exchange) compared to the three months ended March 31, 2024. Excluding the negative impact of foreign exchange of $4.4 million, International organic revenue increased $8.3 million, or 4.7%. See further discussion below on revenue by solutions.

Finance & Risk
For the three months ended March 31, 2025, International Finance & Risk revenue increased $2.8 million, or 2.3% (4.9% before the effect of foreign exchange) compared to the three months ended March 31, 2024. Excluding the negative impact of foreign exchange of $3.1 million, revenue increased $5.9 million, or 4.9%, attributable to growth across all markets. The growth was driven by higher revenue of approximately $2 million from WWN alliances from higher global customer product usage and cross-border data sales, approximately $2 million from Europe and approximately $1 million from the U.K. primarily attributable to growth in Third Party Risk and Compliance solutions and approximately $1 million from our Asia markets driven by growth in API solutions and local market solutions.

Sales & Marketing
For the three months ended March 31, 2025, International Sales & Marketing revenue increased $1.1 million, or 1.9% (4.2% before the effect of foreign exchange) compared to the three months ended March 31, 2024. Excluding the negative impact of foreign exchange of $1.3 million, organic revenue increased $2.4 million, or 4.2%, primarily due to higher revenue from WWN alliances driven by higher product royalties.
Operating Costs
Consolidated operating costs were as follows (In millions):

	Three months ended March 31,
	2025	2024	$ Increase (decrease)	% Increase (decrease)
Cost of services (exclusive of depreciation and amortization)	$227.8	$224.1	$3.7	1.7%
Selling and administrative expenses	169.1	176.4	(7.3)	(4.2)%
Depreciation and amortization	144.7	144.0	0.7	0.5%
Restructuring charges	2.9	3.4	(0.5)	(15.9)%
Operating costs	$544.5	$547.9	$(3.4)	(0.6)%
Operating income (loss)	$35.3	$16.6	$18.7	112.9%

Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) was $227.8 million for the three months ended March 31, 2025, an increase of $3.7 million, or 1.7%, compared to the three months ended March 31, 2024, primarily due to higher data acquisition costs of approximately $10 million and higher net personnel costs of approximately $2 million, partially offset by lower cloud infrastructure costs of approximately $7 million incurred to modernize our technology infrastructure as we are reaching completion of the migration to the new technology systems. Total cost of services was favorably impacted by foreign exchange of $0.6 million for the three months ended March 31, 2025, compared to the prior year quarter.

Selling and Administrative Expenses
Selling and administrative expenses were $169.1 million for the three months ended March 31, 2025, a decrease of $7.3 million, or 4.2%, compared to the three months ended March 31, 2024, driven by lower net personnel costs of approximately $8 million. Total selling and administrative expenses were favorably impacted by foreign exchange of $1.4 million for the three months ended March 31, 2025, compared to the prior year quarter.
Depreciation and Amortization
Depreciation and amortization expenses were $144.7 million for the three months ended March 31, 2025, an increase of $0.7 million, or 0.5%, compared to the three months ended March 31, 2024, primarily due to higher amortization resulting from increased internally developed software subject to amortization, partially offset by lower amortization related to intangible assets recognized in connection with historical merger and acquisition transactions.

Restructuring Charges
Restructuring charges were $2.9 million for the three months ended March 31, 2025, a decrease of $0.5 million, or 15.9%, compared to the three months ended March 31, 2024, primarily due to lower severance and lease costs in the current year quarter in North America.

Operating Income (Loss)
Consolidated operating income was $35.3 million for the three months ended March 31, 2025, an increase of $18.7 million, or 112.9%, compared to the three months ended March 31, 2024. The increase in operating income was primarily driven by higher revenue of $15.3 million, and lower costs of approximately $7 million related to cloud infrastructure costs and approximately $6 million related to net personnel costs, partially offset by higher data acquisition costs of approximately $10 million.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and adjusted EBITDA margin by segment was as follows (In millions):

	Three months ended March 31,
	2025	2024	$ Increase (decrease)	% Increase (decrease)
North America:
Adjusted EBITDA	$166.2	$152.1	$14.1	9.3%
Adjusted EBITDA margin	41.8%	39.3%	N/A	250	bps
International:
Adjusted EBITDA	$60.5	$64.3	$(3.8)	(5.8)%
Adjusted EBITDA margin	33.3%	36.1%	N/A	(280)	bps
Corporate and other:
Adjusted EBITDA	$(15.8)	$(15.1)	$(0.7)	(5.0)%
Consolidated total:
Adjusted EBITDA	$210.9	$201.3	$9.6	4.8%
Adjusted EBITDA margin	36.4%	35.7%	N/A	70	bps

Consolidated
Consolidated net loss margin on a GAAP basis was 2.7% for the three months ended March 31, 2025, compared to a net loss margin of 4.1% for the three months ended March 31, 2024, an improvement of 140 basis points. Consolidated adjusted EBITDA was $210.9 million for the three months ended March 31, 2025, compared to $201.3 million for the three months ended March 31, 2024, an increase of $9.6 million, or 4.8%, primarily due to revenue growth and lower cloud infrastructure costs, partially offset by higher data acquisition costs. Consolidated adjusted EBITDA growth over the prior year quarter was negatively impacted by foreign exchange of approximately $3 million. Consolidated adjusted EBITDA margin was 36.4% for the three months ended March 31, 2025, compared to 35.7% for the prior year quarter, an increase of 70 basis points.
North America Segment
North America adjusted EBITDA was $166.2 million for the three months ended March 31, 2025, an increase of $14.1 million, or 9.3% compared to the three months ended March 31, 2024. The increase in adjusted EBITDA was primarily due to revenue growth and lower costs driven by net personnel costs, selling and marketing expenses and cloud infrastructure costs, partially offset by higher data acquisition costs. Adjusted EBITDA margin was 41.8% for the three months ended March 31, 2025, compared to 39.3% for the prior year quarter, an increase of 250 basis points.

International Segment
International adjusted EBITDA was $60.5 million for the three months ended March 31, 2025, a decrease of $3.8 million, or 5.8%, compared to the three months ended March 31, 2024. The decrease in adjusted EBITDA was primarily due to higher costs driven by data acquisition costs, net personnel costs and selling expenses, partially offset by revenue growth from the underlying business. Adjusted EBITDA compared to the prior year quarter was negatively impacted by foreign exchange of approximately $3 million. Adjusted EBITDA margin was 33.3% for the three months ended March 31, 2025, compared to 36.1% for the prior year quarter, a decrease of 280 basis points.
Corporate and Other
Corporate adjusted EBITDA was a loss of $15.8 million for the three months ended March 31, 2025, a change of $0.7 million, or 5.0%, compared to the three months ended March 31, 2024. The change in adjusted EBITDA was primarily attributable to higher net personnel costs.

Interest Income (Expense) — Net
Interest income (expense) – net was as follows (In millions):

	Three months ended March 31,
	2025	2024	$ Change	% Change
Interest income	$1.5	$1.6	$(0.1)	(6.1)%
Interest expense	(52.9)	(85.3)	32.4	38.0%
Interest income (expense) – net	$(51.4)	$(83.7)	$32.3	38.6%

Interest expense decreased $32.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the write off of debt issuance costs and discount of $37.1 million in the prior year period in connection with the term loan amendment and reduced interest expense of $7.9 million in the current year quarter primarily as a result of lower interest rates, partially offset by higher amortization loss of $12.4 million in the current year quarter related to the interest rate swap amendment.
Other income (expense) - net was as follows (In millions):

	Three months ended March 31,
	2025	2024	$ Change	% Change
Non-operating pension-related income	$5.7	$4.9	$0.8	16.3%
Miscellaneous other income (expense) – net	(4.4)	(4.8)	0.4	8.3%
Other income (expense) – net	$1.3	$0.1	$1.2	851.5%
Non-operating pension-related income increased $0.8 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to higher expected return on plan assets in the current year period.
The improvement in miscellaneous other income (expense) - net of $0.4 million for the three months ended March 31, 2025, was primarily due to lower fees related to the accounts receivable securitization facility.
Provision for Income Taxes
The effective tax rate for the three months ended March 31, 2025 was (2.7)%, reflecting a tax expense of $0.4 million on pre-tax loss of $14.8 million, compared to 66.0% for the three months ended March 31, 2024, which reflected a tax benefit of $44.2 million on pre-tax loss of $67.0 million. The change in the effective tax rate for the three months ended March 31, 2025 compared to the prior year quarter was primarily the result of an uncertain tax position benefit resulting from an audit settlement in the prior year quarter.

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $15.8 million, or a loss per share of $0.04, for the three months ended March 31, 2025, compared to a net loss of $23.2 million, or a loss per share of $0.05, for the three months ended March 31, 2024. The improvement of $7.4 million for the three months ended March 31, 2025 compared to the prior year quarter was primarily due to lower net interest expense of $32.3 million primarily due to the write off of debt issuance costs and discount of $37.1 million in the prior year in connection with the term loan amendment and higher operating income of $18.7 million in the current year quarter (as discussed above in Operating Income (Loss)), partially offset by a higher tax expense of $44.6 million in the current year quarter.

Adjusted Net Income and Adjusted Net Earnings per Diluted Share
Adjusted net income was $90.9 million, or adjusted net earnings per diluted share of $0.21, for the three months ended March 31, 2025, compared to adjusted net income of $85.0 million, or adjusted net earnings per diluted share of $0.20, for the three months ended March 31, 2024. The increase in adjusted net income was primarily attributable to higher adjusted EBITDA (as discussed above in Adjusted EBITDA) and lower interest expense in the current year quarter, partially offset by higher depreciation and amortization and tax expense.

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
Cash Flow Overview

As of March 31, 2025, we had cash and cash equivalents of $241.3 million, of which $207.4 million was held by our foreign operations. We utilize a variety of planning strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Subsequent to the enactment of the Tax Cuts and Jobs Act ("2017 Act"), a significant portion of the cash and cash equivalents held by our foreign subsidiaries is no longer subject to U.S. income tax upon repatriation to the United States. However, a portion of our cash held by our foreign operations is still subject to foreign income tax or withholding tax upon repatriation. As a result, we intend to reinvest indefinitely all earnings post 2017 from our China and India subsidiaries. Cash held in our China and India operations totaled $74.9 million as of March 31, 2025.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the periods presented (In millions):

	Three months ended March 31,
	2025	2024	$ Increase (decrease)
Net cash provided by (used in) operating activities	$136.9	$158.9	$(22.0)
Net cash provided by (used in) investing activities	(55.1)	(54.9)	(0.2)
Net cash provided by (used in) financing activities	(44.6)	(75.7)	31.1
Total cash provided during the period before the effect of exchange rate changes	$37.2	$28.3	$8.9

Cash Provided by (Used in) Operating Activities
Lower operating cash flows of $22.0 million in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily driven by higher payments for income taxes in the current year period, partially offset by lower interest payments.
We expect operating cash requirements in 2025 to be primarily related to payments for interest, contractual obligations, tax liability and other working capital needs. A portion of our outstanding debt is subject to the variability of interest rates. A 100 basis point increase or decrease in the weighted average interest rate would result in an incremental increase or decrease in annual interest expense of approximately $31 million, respectively. We mitigate the exposure from the variation of interest rates by entering into interest rate swap arrangements, and as a result we reduce the net exposure to approximately $10 million. See Note 9 to the unaudited condensed consolidated financial statements for further discussion. In addition, we typically have various contractual obligations in our normal course of business, including those recorded as liabilities in our consolidated balance sheet, and certain purchase commitments that are not recognized, but are disclosed in the notes to our consolidated financial statements. A significant portion of these contractual obligations are related to payments for enterprise-wide information-technology services. We expect to continue to generate substantial cash from ongoing operating activities.

Cash Provided by (Used in) Investing Activities
Higher net cash used in investing activities of $0.2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to higher net cash payments of $11.3 million for settlement of foreign exchange contracts and higher capital expenditures of $0.5 million in the current year period, partially offset by lower additions to computer software of $11.5 million in the current year period.
Cash Provided by (Used in) Financing Activities
The decrease in net cash used in financing activities of $31.1 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to lower term loan repayments of $3,095.8 million in the current year period and higher net proceeds of $30.0 million from borrowings on the Revolving Facility in the current year period, partially offset by higher net debt issuance proceeds of $3,077.0 million in the prior year period.

Capital Resources and Debt

In addition to cash generated from our operating activities, we also borrow from time to time from our credit facility and issue long-term debt.
Below is a summary of our borrowings as of March 31, 2025 and December 31, 2024 (In millions):

		March 31, 2025			December 31, 2024
	Maturity	Principal amount	Debt issuance costs and discount	Carrying value	Principal amount	Debt issuance costs and discount	Carrying value
Debt maturing within one year:
2029 Term loan B	January 18, 2029	$31.0	$—	$31.0	$31.0	$—	$31.0
Total short-term debt		$31.0	$—	$31.0	$31.0	$—	$31.0

Debt maturing after one year:
2029 Term loan B	January 18, 2029	$3,041.6	$16.3	$3,025.3	$3,049.4	$17.4	$3,032.0
Revolving facility	February 15, 2029	15.0	—	15.0	10.0	—	10.0
5.000% Senior unsecured notes	December 15, 2029	460.0	4.1	455.9	460.0	4.3	455.7
Total long-term debt		$3,516.6	$20.4	$3,496.2	$3,519.4	$21.7	$3,497.7
Total debt		$3,547.6	$20.4	$3,527.2	$3,550.4	$21.7	$3,528.7

See Note 12 to the unaudited condensed consolidated financial statements for detailed discussion related to our debt as of March 31, 2025 and December 31, 2024.
Contractual Obligations
See Notes 13, 12, 7 and 20 to the consolidated financial statements for the year ended December 31, 2024 included in the 2024 Annual Report on Form 10-K, which we filed on February 21, 2025, for expected payments for our debt, leases, pension obligations and vendor commitments, respectively. Further, see Note 11 to the unaudited condensed consolidated financial statements for the three months ended March 31, 2025 for a detailed discussion of data contracts entered into during the first quarter of 2025.
Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements, other than our foreign exchange forward contracts, interest rate swaps and cross-currency swaps discussed in Note 9 to the unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of March 31, 2025, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025.

Item 4. Controls and Procedures
As of March 31, 2025, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.
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
Based upon their evaluation, our CEO and CFO have concluded that as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II: OTHER INFORMATION

Item 1. Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 17 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes in our risk factors since our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides the share repurchase activity during the three months ended March 31, 2025:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Program	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Program (1)
(Dollar amounts in millions, except share data)
January 1 - 31, 2025	—	$—	—
February 1 - 28, 2025	—	$—	—
March 1 - 31, 2025	—	$—	—
Total	—		—	9,038,640	$80.8
(1)Based on the closing stock price of $8.94 on March 31, 2025.

On April 30, 2024, our Board of Directors authorized a three-year stock repurchase program, (the "2024 Stock Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through April 30, 2027. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. There was no share repurchase activity during the three months ended March 31, 2025. Subsequent to entering into the definitive agreement with Clearlake on March 23, 2025, the Company will not repurchase any shares under the 2024 Stock Repurchase Program.

Item 3. Defaults upon Senior Securities
None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

In the first quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

2.1†
Agreement and Plan of Merger, dated March 23, 2025, by and among Dun & Bradstreet Holdings, Inc., Denali Intermediate Holdings, Inc. and Denali Buyer, Inc. (filed as Exhibit 2.1 to Dun & Bradstreet Holdings, Inc.'s Current Report on Form 8-K filed on March 24, 2025) (SEC File No. 001-39361).*

10.1
Voting Agreement, dated March 23, 2025, by and among Dun & Bradstreet Holdings, Inc., Denali Intermediate Holdings, Inc. and Cannae Holdings, Inc. (filed as Exhibit 10.1 to Dun & Bradstreet Holdings, Inc.'s Current Report on Form 8-K filed on March 24, 2025) (SEC File No. 001-39361).*

10.2
Voting Agreement, dated March 23, 2025, by and among Dun & Bradstreet Holdings, Inc., Denali Intermediate Holdings, Inc. and Thomas H. Lee Partners (filed as Exhibit 2.1 to Dun & Bradstreet Holdings, Inc.'s Current Report on Form 8-K filed on March 24, 2025) (SEC File No. 001-39361).*

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

101
The following materials from Dun & Bradstreet Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).

† Schedules have been omitted pursuant to Item 601(a)(5) and Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedules so furnished.

* Incorporated by reference.
† Management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUN & BRADSTREET HOLDINGS, INC.

		By:	/s/ BRYAN T. HIPSHER
Bryan T. Hipsher
Date:	May 1, 2025		Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ ANTHONY PIETRONTONE
Anthony Pietrontone
Date:	May 1, 2025		Chief Accounting Officer
(Principal Accounting Officer)