Form 10-Q
period 2025-06-30
Dun & Bradstreet Holdings, Inc.
filed 2025-08-11
CIK 1799208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 446,189,224 shares outstanding of the Registrant's common stock as of August 1, 2025.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2025

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$585.2	$576.2	$1,165.0	$1,140.7
Cost of services (exclusive of depreciation and amortization)	242.4	220.1	470.2	444.2
Selling and administrative expenses	181.5	174.4	350.6	350.8
Depreciation and amortization	146.5	141.3	291.2	285.3
Restructuring charges	2.0	3.3	4.9	6.7
Operating costs	572.4	539.1	1,116.9	1,087.0
Operating income (loss)	12.8	37.1	48.1	53.7
Interest income	1.8	1.2	3.3	2.8
Interest expense	(50.3)	(59.0)	(103.2)	(144.3)
Other income (expense) - net	1.7	1.4	3.0	1.5
Non-operating income (expense) - net	(46.8)	(56.4)	(96.9)	(140.0)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(34.0)	(19.3)	(48.8)	(86.3)
Less: provision (benefit) for income taxes	(1.2)	(2.9)	(0.8)	(47.1)
Equity in net income of affiliates	0.2	0.7	0.6	1.6
Net income (loss)	(32.6)	(15.7)	(47.4)	(37.6)
Less: net (income) loss attributable to the non-controlling interest	(1.1)	(0.7)	(2.1)	(2.0)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(33.7)	$(16.4)	$(49.5)	$(39.6)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.08)	$(0.04)	$(0.11)	$(0.09)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.08)	$(0.04)	$(0.11)	$(0.09)
Weighted average number of shares outstanding-basic	435.4	432.7	434.3	432.2
Weighted average number of shares outstanding-diluted	435.4	432.7	434.3	432.2
Other comprehensive income (loss), net of income taxes:
Net income (loss)	$(32.6)	$(15.7)	$(47.4)	$(37.6)
Foreign currency adjustments:
Foreign currency translation adjustments, net of tax (1)	$87.1	$(0.5)	$147.4	$(36.0)
Net investment hedge derivative, net of tax (2)	(44.9)	3.5	(60.8)	8.4
Cash flow hedge derivative, net of tax expense (benefit) (3)	(9.0)	(0.4)	(22.5)	4.3
Defined benefit pension plans:
Prior service credit (cost), net of tax expense (benefit) (4)	(0.1)	(0.2)	(0.2)	(0.3)
Net actuarial gain (loss), net of tax expense (benefit) (5)	(0.3)	(0.3)	(0.6)	(0.6)
Total other comprehensive income (loss), net of tax	$32.8	$2.1	$63.3	$(24.2)
Comprehensive income (loss), net of tax	$0.2	$(13.6)	$15.9	$(61.8)
Less: comprehensive (income) loss attributable to the non-controlling interest	(1.5)	(0.6)	(2.7)	(1.8)
Comprehensive income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(1.3)	$(14.2)	$13.2	$(63.6)
(1)Tax Expense (Benefit) of $4.4 million and $(0.3) million for the three months ended June 30, 2025 and 2024, respectively. Tax Expense (Benefit) of $(1.1) million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.
(2)Tax Expense (Benefit) of $(16.0) million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively. Tax Expense (Benefit) of $(21.8) million and $2.9 million for the six months ended June 30, 2025 and 2024, respectively.
(3)Tax Expense (Benefit) of $(3.2) million and $(0.1) million for the three months ended June 30, 2025 and 2024, respectively. Tax Expense (Benefit) of $(8.1) million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively.
(4)Tax Expense (Benefit) of less than $(0.1) million for both the three months ended June 30, 2025 and 2024. Tax Expense (Benefit) of less than $(0.1) million for both the six months ended June 30, 2025 and 2024.
(5)Tax Expense (Benefit) of less than $(0.1) million for both the three months ended June 30, 2025 and 2024. Tax Expense (Benefit) of less than $(0.1) million for both the six months ended June 30, 2025 and 2024.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data and per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$278.7	$205.9
Accounts receivable, net of allowance of $25.4 at June 30, 2025 and $25.8 at December 31, 2024 (Notes 3 and 13)	189.2	239.6
Prepaid taxes	47.2	44.3
Other prepaids	112.7	93.7
Other current assets (Note 3 and 9)	41.0	66.9
Total current assets	668.8	650.4
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $62.4 at June 30, 2025 and $54.6 at December 31, 2024	87.0	91.1
Computer software, net of accumulated amortization of $797.9 at June 30, 2025 and $666.3 at December 31, 2024 (Note 10)	704.4	676.3
Goodwill (Notes 10 and 16)	3,477.8	3,409.8
Other intangibles (Notes 10 and 16)	3,372.5	3,506.8
Deferred costs (Note 3)	165.7	169.3
Other non-current assets (Note 11)	263.7	252.0
Total non-current assets	8,071.1	8,105.3
Total assets	$8,739.9	$8,755.7
Liabilities
Current liabilities
Accounts payable	$76.6	$104.3
Accrued payroll	69.8	108.0
Short-term debt (Note 12)	31.0	31.0
Deferred revenue (Note 3)	653.9	555.9
Other accrued and current liabilities (Note 11)	259.2	208.0
Total current liabilities	1,090.5	1,007.2
Long-term pension and postretirement benefits (Note 6)	106.4	113.5
Long-term debt (Note 12)	3,474.7	3,497.7
Deferred income tax	652.9	720.9
Other non-current liabilities (Note 11)	89.2	102.0
Total liabilities	5,413.7	5,441.3
Commitments and contingencies (Note 17)

Equity
Common Stock, $0.0001 par value per share, authorized—2,000,000,000 shares; 448,171,624 shares issued and 446,323,238 shares outstanding at June 30, 2025 and 443,399,772 shares issued and 441,551,492 shares outstanding at December 31, 2024	—	—
Capital surplus	4,389.9	4,394.0
Accumulated deficit	(889.2)	(839.7)
Treasury Stock, 1,848,386 shares at June 30, 2025 and 1,848,280 shares at December 31, 2024	(9.7)	(9.7)
Accumulated other comprehensive loss	(183.4)	(246.1)
Total stockholders' equity	3,307.6	3,298.5
Non-controlling interest	18.6	15.9
Total equity	3,326.2	3,314.4
Total liabilities and stockholders' equity	$8,739.9	$8,755.7

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows provided by (used in) operating activities:
Net income (loss)	$(47.4)	$(37.6)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	291.2	285.3
Amortization of unrecognized pension loss (gain)	(0.9)	(0.9)
Deferred debt issuance costs amortization and write-off	2.6	40.6
Equity-based compensation expense	30.5	36.1
Restructuring charge	4.9	6.7
Restructuring payments	(4.8)	(5.5)
Changes in deferred income taxes	(52.1)	(70.9)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	65.1	54.2
(Increase) decrease in prepaid taxes, other prepaids and other current assets	(33.4)	9.3
Increase (decrease) in deferred revenue	75.6	4.2
Increase (decrease) in accounts payable	(21.2)	(24.2)
Increase (decrease) in accrued payroll	(42.0)	(42.5)
Increase (decrease) in other accrued and current liabilities	(26.5)	(19.6)
(Increase) decrease in other long-term assets	4.0	(2.6)
Increase (decrease) in long-term liabilities	(41.1)	(37.8)
Net, other non-cash adjustments	8.7	0.8
Net cash provided by (used in) operating activities	213.2	195.6
Cash flows provided by (used in) investing activities:
Cash settlements of foreign currency contracts and net investment hedges	5.5	0.2
Capital expenditures	(2.9)	(2.1)
Additions to computer software and other intangibles	(83.2)	(109.4)
Other investing activities, net	0.1	(0.8)
Net cash provided by (used in) investing activities	(80.5)	(112.1)
Cash flows provided by (used in) financing activities:
Cash paid for repurchase of treasury shares	—	(9.3)
Payments of dividends	(21.6)	(43.9)
Proceeds from borrowings on Credit Facility	65.0	218.8
Proceeds from borrowings on Term Loan Facility	—	3,103.6
Payments of borrowings on Credit Facility	(75.0)	(123.8)
Payments on Term Loan Facility	(15.5)	(3,111.4)
Payment of debt issuance costs	—	(26.6)
Other financing activities, net	(25.6)	(13.9)
Net cash provided by (used in) financing activities	(72.7)	(6.5)
Effect of exchange rate changes on cash and cash equivalents	12.8	(1.4)
Increase (decrease) in cash and cash equivalents	72.8	75.6
Cash and Cash Equivalents, Beginning of Period	205.9	188.1
Cash and Cash Equivalents, End of Period	$278.7	$263.7

Supplemental Disclosure of Cash Flow Information:
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents reported in the condensed consolidated balance sheets	$278.7	$263.2
Restricted cash included within other current assets	—	0.5
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$278.7	$263.7

Cash Paid for:
Income taxes payments (refunds), net	$105.9	$55.8
Interest	$96.3	$107.5

Noncash additions to computer software	$31.1	$12.8

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dun & Bradstreet Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholders' equity	Non-controlling interest	Total equity

Six months ended June 30, 2024:
Balance, January 1, 2024	$—	$4,429.2	$(811.1)	$(0.3)	$(153.0)	$(62.2)	$16.5	$3,419.1	$12.5	$3,431.6
Net income (loss)	—	—	(39.6)	—	—	—	—	(39.6)	2.0	(37.6)
Equity-based compensation plans	—	25.2	—	—	—	—	—	25.2	—	25.2
Dividends declared	—	(44.0)	—	—	—	—	—	(44.0)	—	(44.0)
Shares acquired under stock repurchase program	—	—	—	(9.4)	—	—	—	(9.4)	—	(9.4)
Pension adjustments, net of tax benefit of $0.1	—	—	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Change in cumulative translation adjustment, net of tax expense of $0.3	—	—	—	—	(35.8)	—	—	(35.8)	(0.2)	(36.0)
Net investment hedge derivative, net of tax expense of $2.9	—	—	—	—	8.4	—	—	8.4	—	8.4
Cash flow hedge derivative, net of tax expense of $1.5	—	—	—	—	—	—	4.3	4.3	—	4.3
Balance, June 30, 2024	$—	$4,410.4	$(850.7)	$(9.7)	$(180.4)	$(63.1)	$20.8	$3,327.3	$14.3	$3,341.6
Three months ended June 30, 2024:
Balance, March 31, 2024	$—	$4,414.9	$(834.3)	$(0.3)	$(183.5)	$(62.6)	$21.2	$3,355.4	$13.7	$3,369.1
Net income (loss)	—	—	(16.4)	—	—	—	—	(16.4)	0.7	(15.7)
Equity-based compensation plans	—	17.6	—	—	—	—	—	17.6	—	17.6
Dividends declared	—	(22.1)	—	—	—	—	—	(22.1)	—	(22.1)
Shares acquired under stock repurchase program	—	—	—	(9.4)	—	—	—	(9.4)	—	(9.4)
Pension adjustments, net of tax benefit of less than $0.1	—	—	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Change in cumulative translation adjustment, net of tax benefit of $0.3	—	—	—	—	(0.4)	—	—	(0.4)	(0.1)	(0.5)
Net investment hedge derivative, net of tax expense of $1.2	—	—	—	—	3.5	—	—	3.5	—	3.5
Cash flow hedge derivative, net of tax benefit of $0.1	—	—	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Balance, June 30, 2024	$—	$4,410.4	$(850.7)	$(9.7)	$(180.4)	$(63.1)	$20.8	$3,327.3	$14.3	$3,341.6

	Common stock	Capital surplus	(Accumulated deficit) retained earnings	Treasury stock	Cumulative translation adjustment	Defined benefit postretirement plans	Cash flow hedging derivative	Total stockholders' equity	Non-controlling interest	Total equity
Six months ended June 30, 2025:
Balance, January 1, 2025	$—	$4,394.0	$(839.7)	$(9.7)	$(211.4)	$(62.6)	$27.9	$3,298.5	$15.9	$3,314.4
Net income (loss)	—	—	(49.5)	—	—	—	—	(49.5)	2.1	(47.4)
Equity-based compensation plans	—	18.0	—	—	—	—	—	18.0	—	18.0
Dividends declared	—	(22.1)	—	—	—	—	—	(22.1)	—	(22.1)
Pension adjustments, net of tax benefit of less than $0.1	—	—	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Change in cumulative translation adjustment, net of tax benefit of $1.1	—	—	—	—	146.8	—	—	146.8	0.6	147.4
Net investment hedge derivative, net of tax benefit of $21.8	—	—	—	—	(60.8)	—	—	(60.8)	—	(60.8)
Cash flow hedge derivative, net of tax benefit of $8.1	—	—	—	—	—	—	(22.5)	(22.5)	—	(22.5)
Balance, June 30, 2025	$—	$4,389.9	$(889.2)	$(9.7)	$(125.4)	$(63.4)	$5.4	$3,307.6	$18.6	$3,326.2
Three months ended June 30, 2025:
Balance, March 31, 2025	$—	$4,374.4	$(855.5)	$(9.7)	$(167.2)	$(63.0)	$14.4	$3,293.4	$17.1	$3,310.5
Net income (loss)	—	—	(33.7)	—	—	—	—	(33.7)	1.1	(32.6)
Equity-based compensation plans	—	15.5	—	—	—	—	—	15.5	—	15.5
Pension adjustments, net of tax benefit of less than $0.1	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Change in cumulative translation adjustment, net of tax expense of $4.4	—	—	—	—	86.7	—	—	86.7	0.4	87.1
Net investment hedge derivative, net of tax benefit of $16.0	—	—	—	—	(44.9)	—	—	(44.9)	—	(44.9)
Cash flow hedge derivative, net of tax benefit of $3.2	—	—	—	—	—	—	(9.0)	(9.0)	—	(9.0)
Balance, June 30, 2025	$—	$4,389.9	$(889.2)	$(9.7)	$(125.4)	$(63.4)	$5.4	$3,307.6	$18.6	$3,326.2

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

The transaction is valued at approximately $7.7 billion, including outstanding debt with an equity value of $4.1 billion. The transaction was approved by shareholders and is expected to be closed in the third quarter of 2025, subject to other customary closing conditions. Upon completion of the transaction, Dun & Bradstreet will become a privately held company and shares of Dun & Bradstreet common stock will no longer be listed on any public market.
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
Note 3 -- Revenue
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2025 is as follows:

	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Future revenue	$814.5	$872.1	$536.3	$298.4	$148.4	$328.3	$2,998.0

The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Timing of Revenue Recognition

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue recognized at a point in time	$229.5	$226.1	$461.3	$440.6
Revenue recognized over time	355.7	350.1	703.7	700.1
Total revenue recognized	$585.2	$576.2	$1,165.0	$1,140.7
Contract Balances

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	At June 30, 2025	At December 31, 2024
Accounts receivable, net	$189.2	$239.6
Short-term contract assets (1)	$9.9	$5.4
Long-term contract assets (2)	$33.2	$32.8
Short-term deferred revenue	$653.9	$555.9
Long-term deferred revenue (3)	$23.3	$22.6
(1) Included within "Other current assets" in the condensed consolidated balance sheet.
(2) Included within "Other non-current assets" in the condensed consolidated balance sheet.
(3) Included within "Other non-current liabilities" in the condensed consolidated balance sheet.

The decrease in accounts receivable of $50.4 million from December 31, 2024 to June 30, 2025 was primarily due to seasonal fluctuation.

The increase in deferred revenue of $98.7 million from December 31, 2024 to June 30, 2025 was primarily due to cash payments received or due in advance of satisfying our performance obligations, largely offset by $410.7 million of revenue recognized that was included in the deferred revenue balance at December 31, 2024.

The increase in contract assets of $4.9 million from December 31, 2024 to June 30, 2025 was primarily due to new contract assets recognized, net of new amounts reclassified to receivables during 2025, partially offset by $15.2 million of contract assets included in the balance at December 31, 2024 that were reclassified to receivable when they became unconditional.

See Note 16 for a schedule detailing the disaggregation of revenue.
Assets Recognized for the Costs to Obtain a Contract
Commission assets, net of accumulated amortization included in deferred costs, were $165.7 million and $169.3 million as of June 30, 2025 and December 31, 2024, respectively.
The amortization of commission assets was $13.1 million and $26.1 million for the three and six months ended June 30, 2025, respectively, and $12.5 million and $24.6 million for the three and six months ended June 30, 2024, respectively.
Note 4 -- Restructuring Charges

We incurred restructuring charges (which generally consist of employee severance costs and contract terminations). These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
Three months ended June 30, 2025 vs. Three months ended June 30, 2024
We recorded total restructuring charges of $2.0 million for the three months ended June 30, 2025, consisting of:

•Severance costs of $1.6 million under ongoing benefit arrangements. Approximately 30 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2025. The cash payments for these employees will be substantially completed by the end of the third quarter of 2025; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $0.4 million.
We recorded total restructuring charges of $3.3 million for the three months ended June 30, 2024, consisting of:

•Severance costs of $3.0 million under ongoing benefit arrangements. Approximately 80 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2024. The cash payments for these employees were substantially completed by the end of the fourth quarter of 2024; and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $0.3 million.

Six months ended June 30, 2025 vs. Six months ended June 30, 2024
We recorded total restructuring charges of $4.9 million for the six months ended June 30, 2025, consisting of:

•Severance costs of $4.3 million under ongoing benefit arrangements. Approximately 80 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2025. The cash payments for these employees will be substantially completed by the end of the third quarter of 2025; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $0.6 million.
We recorded total restructuring charges of $6.7 million for the six months ended June 30, 2024, consisting of:

•Severance costs of $5.9 million under ongoing benefit arrangements. Approximately 145 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2024. The cash payments for these employees were substantially completed by the end of the fourth quarter of 2024; and

•Contract termination, write down of right of use assets and other exit costs, including those to consolidate or close facilities of $0.8 million.
The following table sets forth the restructuring reserves and utilization included within "Accrued payroll" in the condensed consolidated balance sheets for the three months ended March 31, 2025, June 30, 2025, March 31, 2024 and June 30, 2024:

	Severance	Contract termination and other exit costs	Total

2025:
Balance remaining as of December 31, 2024	$3.3	$0.4	$3.7
Charge taken during first quarter 2025 (1)	2.7	0.1	2.8
Payments made during first quarter 2025	(2.6)	(0.1)	(2.7)
Balance remaining as of March 31, 2025	$3.4	$0.4	$3.8
Charge taken during second quarter 2025 (1)	1.6	0.3	1.9
Payments made during second quarter 2025	(2.0)	(0.1)	(2.1)
Balance remaining as of June 30, 2025	$3.0	$0.6	$3.6

2024:
Balance remaining as of December 31, 2023	$2.4	$0.8	$3.2
Charge taken during first quarter 2024 (1)	2.9	0.1	3.0
Payments made during first quarter 2024	(2.6)	(0.4)	(3.0)
Balance remaining as of March 31, 2024	$2.7	$0.5	$3.2
Charge taken during second quarter 2024 (1)	3.0	—	3.0
Payments made during second quarter 2024	(2.4)	(0.1)	(2.5)
Balance remaining as of June 30, 2024	$3.3	$0.4	$3.7
(1)Balance excludes charges accounted for under ASU No. 2016-02, "Leases (Topic 842)."

Note 5 -- Stock Based Compensation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The following table sets forth the components of our stock-based compensation and expected tax benefit for the three and six months ended June 30, 2025 and 2024 related to the plans in effect during the respective period:

	Three months ended June 30,		Six months ended June 30,
Stock-based compensation expense:	2025	2024	2025	2024
Restricted stock and restricted stock units	$15.1	$16.4	$29.1	$32.5
Stock options (1)	0.7	1.8	1.4	3.6
Total compensation expense	$15.8	$18.2	$30.5	$36.1

Expected tax benefit:
Restricted stock and restricted stock units	$1.6	$1.7	$3.1	$3.3
Stock options	0.1	0.1	0.1	0.2
Total expected tax benefit	$1.7	$1.8	$3.2	$3.5
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

There was no stock options activity for the six months ended June 30, 2025.

As of June 30, 2025, total unrecognized compensation cost related to stock options was $0.3 million, which was expected to be recognized over a weighted average period of 0.1 years.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock units are valued on the award grant date at the closing market price of our stock.

The following table summarizes the restricted stock and restricted stock units activity for the six months ended June 30, 2025:

	Restricted stock and Restricted stock units
	Number of shares	Weighted-average grant date fair value	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balances, January 1, 2025	10,008,303	$11.57	0.9	$124.7
Granted	6,766,753	$8.40
Forfeited	(171,901)	$10.49
Vested	(4,206,369)	$11.97
Balances, June 30, 2025	12,396,786	$9.72	1.3	$112.7

As of June 30, 2025, total unrecognized compensation cost related to non-vested restricted stock and restricted stock units was $68.2 million, which is expected to be recognized over a weighted average period of 2.0 years.

Employee Stock Purchase Plan ("ESPP")

During the second quarter of 2025 and subsequent to shareholder approval of the Clearlake transaction, the Company has terminated the ESPP program. Prior to the termination, eligible employees were allowed to voluntarily make after-tax contributions ranging from 3% to 15% of eligible earnings. The Company contributed varying matching amounts to employees, as specified in the plan document, after a one year holding period. We recorded the associated expense of $0.4 million and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

$1.0 million for the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2024, respectively.
Note 6 -- Pension and Postretirement Benefits
Net Periodic Pension Cost
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension plans				Postretirement benefit obligations
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Components of net periodic cost (income):
Service cost	$0.5	$0.5	$1.0	$0.9	$—	$—	$—	$—
Interest cost	15.9	15.3	31.6	30.7	—	—	—	—
Expected return on plan assets	(21.4)	(19.9)	(42.4)	(39.8)	—	—	—	—
Amortization of prior service cost (credit)	—	(0.1)	—	(0.1)	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of actuarial loss (gain)	(0.3)	(0.3)	(0.6)	(0.6)	—	—	—	—
Net periodic cost (income)	$(5.3)	$(4.5)	$(10.4)	$(8.9)	$(0.1)	$(0.1)	$(0.2)	$(0.2)

Note 7 -- Income Taxes

The effective tax rate for the three months ended June 30, 2025 was 3.4%, reflecting a tax benefit of $1.2 million on pre-tax loss of $34.0 million, compared to 15.0% for the three months ended June 30, 2024, which reflected a tax benefit of $2.9 million on pre-tax loss of $19.3 million. The change in the effective tax rate for the three months ended June 30, 2025 compared to the prior year quarter was primarily the result of an increase in tax rates enacted in certain U.S. states.

The effective tax rate for the six months ended June 30, 2025 was 1.6%, reflecting a tax benefit of $0.8 million on pre-tax loss of $48.8 million, compared to 54.6% for the six months ended June 30, 2024, which reflected a tax benefit of $47.1 million on pre-tax loss of $86.3 million. The change in the effective tax rate for the six months ended June 30, 2025 compared to the prior year period was primarily the result of an increase in tax rates enacted in certain U.S. states and an increase in earnings in certain non-U.S. jurisdictions, taxed at higher tax rates.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing significant changes to U.S. federal income tax law. Key provisions include modifications to the limitation on interest expense under IRC Section 163(j), the repeal of mandatory capitalization and amortization of domestic research and experimental expenditures under Section 174, the reinstatement of 100% bonus depreciation, and changes to the Global Intangible Low-Taxed Income (“GILTI”) regime. In accordance with ASC 740, the Company is required to reflect the impact of new tax legislation in the period of enactment. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(33.7)	$(16.4)	$(49.5)	$(39.6)

Weighted average number of shares outstanding-basic	435,358,541	432,749,213	434,342,255	432,152,568
Weighted average number of shares outstanding-diluted (1)	435,358,541	432,749,213	434,342,255	432,152,568

Earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.:
Basic	$(0.08)	$(0.04)	$(0.11)	$(0.09)
Diluted	$(0.08)	$(0.04)	$(0.11)	$(0.09)
(1)The weighted average number of shares outstanding used in the computation of diluted earnings per share for the three and six months ended June 30, 2025, excludes the effect of 11.1 million and 10.9 million, respectively, of potentially issuable common shares that are anti-dilutive to the diluted earnings per share computation. The weighted average number of shares outstanding used in the computation of diluted earnings per share for the three and six months ended June 30, 2024, excludes the effect of 11.1 million and 11.0 million, respectively, of potentially issuable common shares that are anti-dilutive to the diluted earnings per share computation.

Note 9 -- Financial Instruments

The Company is exposed to global market risks, including risks from changes in foreign exchange rates and changes in interest rates. Accordingly, we use derivatives to manage the aforementioned financial exposures that occur in the normal course of business. We do not use derivatives for trading or speculative purposes. By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at June 30, 2025 and December 31, 2024, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures and by selection of reputable counterparties. Collateral is generally not required for these types of investments.
Our trade receivables do not represent a significant concentration of credit risk at June 30, 2025 and December 31, 2024, because we sell to a large number of clients in different geographical locations and industries.
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
The following table summarizes our interest rate swaps in effect as of June 30, 2025 and December 31, 2024:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Expiration date	Fixed rate	Notional amount
		June 30, 2025	December 31, 2024
February 27, 2025	1.629%	$—	$250.0
March 27, 2025	3.214%	—	1,000.0
February 8, 2026	3.695%	500.0	500.0
March 27, 2028	3.246%	1,000.0	1,000.0
March 27, 2028	3.229%	350.0	—
March 27, 2028	3.240%	250.0	—
Total interest rate swaps		$2,100.0	$2,750.0
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
As of June 30, 2025 and December 31, 2024, the notional amounts of our foreign exchange contracts were $720.6 million and $583.5 million, respectively.
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
The following table summarizes our cross-currency swaps in effect as of June 30, 2025 and December 31, 2024:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

June 30, 2025
	Pay		Receive
Expiration date	Notional amount	Interest rate	Notional amount	Interest rate
July 19, 2026 (2)	€124.0	0%	$125.0	1.433%
July 19, 2027 (1)	121.4	0%	125.0	1.909%
April 16, 2028 (1) (2)	72.9	0%	75.0	1.185%
April 16, 2028 (1)	72.9	0%	75.0	1.803%
April 16, 2029 (1)	97.1	0%	100.0	1.762%
January 3, 2030 (1) (2)	121.5	0%	125.0	0.655%
Total cross-currency swaps	€609.8		$625.0

December 31, 2024
	Pay		Receive
Expiration date	Notional amount	Interest rate	Notional amount	Interest rate
July 19, 2025 (3)	€124.0	0%	$125.0	1.883%
July 19, 2026	124.0	0%	125.0	1.723%
July 19, 2027 (3)	124.0	0%	125.0	1.400%
April 16, 2028 (3)	69.2	0%	75.0	1.676%
April 16, 2028 (3)	69.2	0%	75.0	1.685%
April 16, 2029 (3)	92.2	0%	100.0	1.703%
Total cross-currency swaps	€602.6		$625.0
(1)These swaps were executed on January 3, 2025, replacing previously existing cross-currency swaps.
(2)Interest rates were amended during the second quarter of 2025.
(3)These swaps were terminated on January 3, 2025. Upon the termination of these swaps, we paid cash of $1.1 million, which was reported in OCI at June 30, 2025, and will remain within accumulated OCI until the period in which a disposal or substantial liquidation of the entities hedged occurs.
We received aggregate interest payments of $2.7 million and $5.0 million related to cross-currency swaps for the three and six months ended June 30, 2025, respectively, and $2.4 million and $4.5 million for the three and six months ended June 30, 2024, respectively. These payments were recorded as contra expense within "Interest expense" in the condensed consolidated statements of operations and comprehensive income (loss).
Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Asset derivatives				Liability derivatives
	June 30, 2025		December 31, 2024		June 30, 2025		December 31, 2024
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cash flow hedge derivative:
Interest rate swaps	Other current assets	$7.4	Other current assets	$42.6	Other accrued & current liabilities	$—	Other accrued & current liabilities	$—
Net investment hedge derivative:
Cross-currency swaps	Other current assets	—	Other current assets	3.7	Other accrued & current liabilities	91.0	Other accrued & current liabilities	13.2
Total derivatives designated as hedging instruments		$7.4		$46.3		$91.0		$13.2
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$5.5	Other current assets	$1.3	Other accrued & current liabilities	$1.9	Other accrued & current liabilities	$3.4
Total derivatives not designated as hedging instruments		$5.5		$1.3		$1.9		$3.4
Total derivatives		$12.9		$47.6		$92.9		$16.6

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss):

	Amount of pre-tax net gain or (loss) recognized in OCI on derivative			Amount of gain or (loss) reclassified from accumulated OCI into income			Amount of gain or (loss) recognized in income on derivative
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
Derivatives designated as hedging instruments	2025	2024	Location of gain or (loss) reclassified from accumulated OCI into income	2025	2024	Location of gain or (loss) recognized in income on derivative	2025	2024
Cash flow hedge derivative:
Interest rate swaps	$(12.2)	$(0.5)	Interest expense	$5.1	$9.9	Interest expense	$5.1	$9.9
Net investment hedge derivative:
Cross-currency swaps	$(60.9)	$4.7		$—	$—		$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	Amount of pre-tax net gain or (loss) recognized in OCI on derivative			Amount of gain or (loss) reclassified from accumulated OCI into income			Amount of gain or (loss) recognized in income on derivative
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
Derivatives designated as hedging instruments	2025	2024	Location of gain or (loss) reclassified from accumulated OCI into income	2025	2024	Location of gain or (loss) recognized in income on derivative	2025	2024
Cash flow hedge derivative:
Interest rate swaps	$(30.6)	$5.8	Interest expense	$7.8	$31.1	Interest expense	$7.8	$31.1
Net investment hedge derivative:
Cross-currency swaps	$(82.6)	$11.3		$—	$—		$—	$—

		Amount of gain (loss) recognized in income on derivatives
		Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivatives	2025	2024	2025	2024
Foreign exchange forward contracts	Non-operating income (expense) – net	$16.9	$(5.2)	$12.2	$(4.2)

The net amount related to the interest rate swaps expected to be reclassified into earnings over the next 12 months is approximately $10 million.
Fair Value of Financial Instruments
Our financial assets and liabilities that are reflected in the condensed consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term borrowings and long-term borrowings.
The following table summarizes fair value measurements by level at June 30, 2025 for assets and liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets for identical assets (level I)	Significant other observable inputs (level II)	Significant unobservable inputs (level III)	Balance at June 30, 2025
Assets:
Cash equivalents (1)	$10.6	$—	$—	$10.6
Other current assets:
Foreign exchange forwards (2)	$—	$5.5	$—	$5.5
Interest rate swap arrangements (3)	$—	$7.4	$—	$7.4
Liabilities:
Other accrued and current liabilities:
Foreign exchange forwards (2)	$—	$1.9	$—	$1.9
Cross-currency swap arrangements (3)	$—	$91.0	$—	$91.0

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
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for both the three months ended June 30, 2025 and 2024.
At June 30, 2025 and December 31, 2024, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	June 30, 2025		December 31, 2024
	Carrying amount	Fair value	Carrying amount	Fair value
Senior Unsecured Notes	$456.2	$467.2	$455.7	$433.4
Revolving facility	$—	$—	$10.0	$9.8
Term loans (1)	$3,049.5	$2,939.7	$3,063.0	$3,013.4
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

Note 10 -- Goodwill and Intangible Assets

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

Computer Software and Goodwill:

	Computer software	Goodwill
January 1, 2025	$676.3	$3,409.8
Additions at cost (1)	53.4	—
Amortization	(50.1)	—
Other (2)	12.2	35.2
March 31, 2025	$691.8	$3,445.0
Additions at cost (1)	48.4	—
Amortization	(53.7)	—
Other (2)	17.9	32.8
June 30, 2025	$704.4	$3,477.8

January 1, 2024	$666.3	$3,445.8
Additions at cost (1)	52.5	—
Amortization	(40.7)	—
Other (2)	(6.7)	(21.1)
March 31, 2024	$671.4	$3,424.7
Additions at cost (1)	54.9	—
Amortization	(41.4)	—
Impairment / Write-off	(0.2)	—
Other (2)	—	1.9
June 30, 2024	$684.7	$3,426.6

Other Intangibles:

	Customer relationships	Reacquired rights	Database	Other indefinite-lived intangibles	Other intangibles	Total
January 1, 2025	$1,108.7	$200.3	$790.0	$1,280.0	$127.8	$3,506.8
Additions at cost	—	—	—	—	0.2	0.2
Amortization	(47.9)	(4.6)	(34.2)	—	(4.1)	(90.8)
Other (2)	3.6	10.6	3.0	—	1.6	18.8
March 31, 2025	$1,064.4	$206.3	$758.8	$1,280.0	$125.5	$3,435.0
Additions at cost	—	—	—	—	0.3	0.3
Amortization	(46.5)	(5.0)	(33.2)	—	(4.2)	(88.9)
Other (2)	3.6	17.3	2.1	—	3.1	26.1
June 30, 2025	$1,021.5	$218.6	$727.7	$1,280.0	$124.7	$3,372.5

January 1, 2024	$1,316.7	$233.9	$940.6	$1,280.0	$144.7	$3,915.9
Additions at cost	—	—	—	—	0.1	0.1
Amortization	(52.4)	(4.8)	(37.7)	—	(4.1)	(99.0)
Other (2)	(2.6)	(6.3)	(2.4)	—	(0.5)	(11.8)
March 31, 2024	$1,261.7	$222.8	$900.5	$1,280.0	$140.2	$3,805.2
Additions at cost	—	—	—	—	0.3	0.3
Amortization	(50.5)	(4.7)	(36.5)	—	(4.1)	(95.8)
Other (2)	0.3	(0.7)	0.3	—	—	(0.1)
June 30, 2024	$1,211.5	$217.4	$864.3	$1,280.0	$136.4	$3,709.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

(1)Primarily related to software-related enhancements on products and purchased software.
(2)Primarily due to the impact of foreign currency fluctuations.

Note 11 -- Other Assets and Liabilities

Other Non-Current Assets:

	June 30, 2025	December 31, 2024
Right of use assets	$39.7	$42.6
Prepaid pension assets	6.0	5.5
Investments	33.8	32.4
Deferred income tax	6.5	2.9
Long-term contract assets	33.2	32.8
Prepaid cloud computing fees and deferred implementation costs	38.6	37.1
Long-term technology vendor contracts	72.0	79.3
Other	33.9	19.4
Total	$263.7	$252.0

Other Accrued and Current Liabilities:

	June 30, 2025	December 31, 2024
Accrued operating costs	$112.8	$100.3
Accrued interest expense	3.7	4.7
Short-term lease liability	17.0	15.9
Accrued income tax	17.0	50.5
Swap liabilities (1)	91.0	13.2
Other accrued liabilities	17.7	23.4
Total	$259.2	$208.0
(1)See Note 9 for further detail.

Other Non-Current Liabilities:

	June 30, 2025	December 31, 2024
Deferred revenue - long term	$23.3	$22.6
U.S. tax liability associated with the 2017 Act	—	16.3
Long-term lease liability	28.5	32.7
Liabilities for unrecognized tax benefits	17.0	16.0
Other	20.4	14.4
Total	$89.2	$102.0
We typically have various contractual obligations in our normal course of business, including those recorded as liabilities in our consolidated balance sheet, and certain purchase commitments that are not recognized, but are disclosed in the notes to our consolidated financial statements, such as future obligations related to our debt, operating leases, pension plans and vendor commitments. See Notes 13, 12, 7 and 20 to the consolidated financial statements for the year ended December 31, 2024 included in the 2024 Annual Report on Form 10-K for summary of our future obligations. In addition, during the three and six months ended June 30, 2025, we entered into data contracts with an aggregate commitment of approximately $59 million and $141 million, respectively, over the next five years. Our future obligation is expected to be approximately $37 million for the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

remainder of 2025, $27 million, $22 million, $23 million, $23 million and $8 million in 2026, 2027, 2028, 2029 and thereafter, respectively.
Note 12 -- Notes Payable and Indebtedness

Our borrowings are summarized in the following table:

		June 30, 2025			December 31, 2024
	Maturity	Principal amount	Debt issuance costs and discount*	Carrying value	Principal amount	Debt issuance costs and discount*	Carrying value
Debt maturing within one year:
2029 Term loan B (1)	January 18, 2029	$31.0	$—	$31.0	$31.0	$—	$31.0
Total short-term debt		$31.0	$—	$31.0	$31.0	$—	$31.0

Debt maturing after one year:
2029 Term loan B (1)	January 18, 2029	$3,033.8	$15.3	$3,018.5	$3,049.4	$17.4	$3,032.0
Revolving facility (1) (2)	February 15, 2029	—	—	—	10.0	—	10.0
5.000% Senior unsecured notes (1)	December 15, 2029	460.0	3.8	456.2	460.0	4.3	455.7
Total long-term debt		$3,493.8	$19.1	$3,474.7	$3,519.4	$21.7	$3,497.7
Total debt		$3,524.8	$19.1	$3,505.7	$3,550.4	$21.7	$3,528.7
*Initial debt issuance costs were recorded as a reduction of the carrying amount of the debt and amortized over the contractual term of the debt. Balances represent the unamortized portion of debt issuance costs and discounts.

(1) The 5.000% Senior Unsecured Notes and the Senior Secured Credit Facilities contain certain covenants that limit our ability to incur additional indebtedness and guarantee indebtedness, create liens, engage in mergers or acquisitions, sell, transfer or otherwise dispose of assets, pay dividends and distributions or repurchase capital stock, prepay certain indebtedness and make investments, loans and advances. We were in compliance with these non-financial covenants at June 30, 2025 and December 31, 2024.
(2) The Revolving Facility contains a springing financial covenant requiring compliance with a maximum ratio of first lien net indebtedness to consolidated EBITDA of 6.75. The financial covenant applies only if the aggregate principal amount of borrowings under the Revolving Facility and certain outstanding letters of credit exceeds 35% of the total amount of commitments under the Revolving Facility on the last day of any fiscal quarter. The financial covenant did not apply at June 30, 2025 and December 31, 2024.

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

Other details of the Senior Secured Credit Facilities:
•For the 2029 Term Loan B, beginning June 30, 2024, the principal amount is required to be paid down in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount, with the balance being payable on January 18, 2029. The interest rate per annum for the 2029 Term Loan B is based on a SOFR rate plus a margin of 225 basis points subsequent to the amendment on November 19, 2024, as discussed above. The interest rate associated with the outstanding balance of the 2029 Term Loan B at June 30, 2025 and December 31, 2024 was 6.572% and 6.588%, respectively.
•Borrowings under the Revolving Facility bear interest at a rate per annum equal to SOFR plus 250 basis points, subject to a leverage-based pricing grid, at both June 30, 2025 and December 31, 2024. The aggregate amount available under the Revolving Facility is $850 million. The available borrowings under the Revolving Facility at June 30, 2025 and December 31, 2024 were $850.0 million and $840.0 million, respectively. The interest rate associated with the outstanding balance of the Revolving Facility at December 31, 2024 was 6.870%. Initial debt issuance costs related to the Revolving Facility were included in "Other non-current assets" on the consolidated balance sheet and are amortized over the term of the Revolving Facility.
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $11.7 million and $9.3 million as of June 30, 2025 and December 31, 2024, respectively.
We entered into interest rate swaps and cross-currency interest rate swaps, with various maturity dates, in order to manage the impact of interest rate changes. We had interest rate swap contracts with an aggregate notional amount of $2,100 million and $2,750 million in effect as of June 30, 2025 and December 31, 2024, respectively, and cross-currency interest rate contracts with an aggregate notional amount of $625 million as of both June 30, 2025 and December 31, 2024. See Note 9 for more detailed discussion.
Note 13 -- Accounts Receivable Securitization Facility

In September 2022, the Company entered into a three-year revolving securitization facility agreement to transfer customer receivables of one of our U.S. subsidiaries (“Originator”) through our bankruptcy-remote subsidiary (“SPE”) to a third-party financial institution (“Purchaser”) on a recurring basis in exchange for cash equal to the gross receivables transferred. In November 2024, the agreement was amended to extend the term date from September 9, 2025 to November 18, 2027. The facility had a monthly drawing limit of $215 million at both June 30, 2025 and December 31, 2024. Transfers of our U.S. accounts receivable from the SPE to the Purchaser are accounted for as a sale of financial assets, and the accounts receivable are derecognized from the consolidated financial statements, as the SPE transfers effective control and risk associated with the transferred accounts receivable. Other than collection and administrative responsibilities, the Company and related subsidiaries have no continuing involvement in the transferred accounts receivable. The accounts receivable, once sold, are no longer available to satisfy creditors of the Company or the related subsidiaries in the event of bankruptcy. These sales are transacted at the face value of the relevant accounts receivable. The future outstanding balance of trade receivables that will be sold is expected to vary based on the level of activity and other factors. The receivables sold are fully guaranteed by the SPE that also pledges further accounts receivable as collateral under this agreement. The Company controls and therefore consolidates the SPE in its consolidated financial statements.

The Company derecognized accounts receivable of $203.4 million and $411.7 million for the three and six months ended June 30, 2025, respectively, and $176.2 million and $412.0 million for the three and six months ended June 30, 2024,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

respectively. The Company collected $203.4 million and $411.7 million of accounts receivable sold under this agreement during the three and six months ended June 30, 2025, respectively, and $176.2 million and $412.0 million during the three and six months ended June 30, 2024, respectively. Unsold accounts receivable of $51.9 million and $95.5 million were pledged by the SPE as collateral to the Purchaser as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, recourse liability related to the receivables sold that has not been collected was immaterial.

Fees incurred for the facility, including fees for administrative responsibilities, which were reflected within "Non-operating income (expense) – net" in the condensed consolidated statements of operations and comprehensive income (loss), were $3.0 million and $6.1 million for the three and six months ended June 30, 2025, respectively, and $3.4 million and $7.2 million for the three and six months ended June 30, 2024, respectively.

Cash activity related to the facility is reflected in "Net cash provided by operating activities" in the condensed consolidated statements of cash flows.

Note 14 -- Stockholders' Equity
Below is a reconciliation of our common stock issued and outstanding:

	Common Shares	Treasury Shares	Common Shares Outstanding
Shares as of December 31, 2024	443,399,772	(1,848,280)	441,551,492
Shares issued for the three months ended March 31, 2025	6,213,099	N/A	6,213,099
Shares forfeited for the three months ended March 31, 2025 (1)	(1,340,016)	N/A	(1,340,016)
Shares as of March 31, 2025	448,272,855	(1,848,280)	446,424,575
Shares issued for the three months ended June 30, 2025	8,447	N/A	8,447
Shares forfeited for the three months ended June 30, 2025 (1)	(109,678)	N/A	(109,678)
Shares retired for the three months ended June 30, 2025 (2)	N/A	(106)	(106)
Shares as of June 30, 2025	448,171,624	(1,848,386)	446,323,238
(1)Includes shares surrendered related to payroll tax withheld for the vested restricted shares.
(2)Represents fractional shares returned to D&B upon the termination of the ESPP program.

Stock Repurchase Program

On April 30, 2024, our Board of Directors authorized a three-year stock repurchase program, (the "2024 Stock Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through April 30, 2027. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. Subsequent to entering into the definitive agreement with Clearlake on March 23, 2025, the Company agreed not to repurchase any shares under the 2024 Stock Repurchase Program. There was no share repurchase activity during the three and six months ended June 30, 2025.

Stockholder Dividends

The following dividend was declared by our Board of Directors and subsequently paid during the six months ended June 30, 2025:

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
Note 15 -- Accumulated Other Comprehensive Income (Loss)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) ("AOCI"):

	Foreign currency translation adjustments	Net investment hedge derivative	Defined benefit pension plans	Cash flow hedge derivative	Total
Balance, January 1, 2025	$(218.7)	$7.3	$(62.6)	$27.9	$(246.1)
Other comprehensive income (loss) before reclassifications	146.8	(60.8)	—	(10.4)	75.6
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(0.8)	(12.1)	(12.9)
Balance, June 30, 2025	$(71.9)	$(53.5)	$(63.4)	$5.4	$(183.4)

Balance, January 1, 2024	$(142.5)	$(10.5)	$(62.2)	$16.5	$(198.7)
Other comprehensive income (loss) before reclassifications	(35.8)	8.4	—	27.2	(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	(0.9)	(22.9)	(23.8)
Balance, June 30, 2024	$(178.3)	$(2.1)	$(63.1)	$20.8	$(222.7)
The following table summarizes the reclassifications out of AOCI:

		Amount reclassified from accumulated other comprehensive income (loss)
		Three months ended June 30,		Six months ended June 30,
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	2025	2024	2025	2024
Defined benefit pension plans:
Amortization of prior service costs	Other income (expense) - net	$(0.1)	$(0.2)	$(0.2)	$(0.3)
Amortization of actuarial gain/loss	Other income (expense) - net	(0.3)	(0.3)	(0.6)	(0.6)
Cash flow hedge derivative:
Interest rate swaps	Interest expense	(5.1)	(9.9)	(7.8)	(31.1)
Total before tax		(5.5)	(10.4)	(8.6)	(32.0)
Tax benefit (expense)		(5.0)	2.9	(4.3)	8.2
Total reclassifications for the period, net of tax		$(10.5)	$(7.5)	$(12.9)	$(23.8)

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
A reconciliation of Segment Adjusted EBITDA to Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. for the periods presented is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Segment Revenue:
North America	$397.9	$404.6	$795.9	$791.2
International	187.3	171.6	369.1	349.5
Consolidated total	$585.2	$576.2	$1,165.0	$1,140.7

Segment Operating Costs:(1)
North America	$240.6	$226.4	$472.4	$460.9
International	128.3	117.8	249.6	231.4
Consolidated total	$368.9	$344.2	$722.0	$692.3

Segment Adjusted EBITDA:
North America	$157.3	$178.2	$323.5	$330.3
International	59.0	53.8	119.5	118.1
Consolidated total	$216.3	$232.0	$443.0	$448.4

Reconciliation of Adjusted EBITDA:
Segment adjusted EBITDA	$216.3	$232.0	$443.0	$448.4
Other EBITDA - Corporate and Other	(10.2)	(14.1)	(26.0)	(29.2)
Consolidated total adjusted EBITDA	$206.1	$217.9	$417.0	$419.2
Depreciation and amortization	(146.5)	(141.3)	(291.2)	(285.3)
Interest expense - net	(48.5)	(57.8)	(99.9)	(141.5)
Other income (expense) - net	1.7	1.4	3.0	1.5
Equity-based compensation	(15.8)	(18.2)	(30.5)	(36.1)
Restructuring charges	(2.0)	(3.3)	(4.9)	(6.7)
Merger, acquisition and divestiture-related operating costs	(4.4)	(0.8)	(6.9)	(1.0)
Transition costs (2)	(11.3)	(15.2)	(20.9)	(32.6)
Other adjustments (3)	(13.3)	(2.0)	(14.5)	(3.8)
Income (loss) before income tax provision and equity in net income of affiliates	$(34.0)	$(19.3)	$(48.8)	$(86.3)
Benefit (provision) for income taxes	1.2	2.9	0.8	47.1
Equity in net income of affiliates	0.2	0.7	0.6	1.6
Net income (loss) attributable to non-controlling interest	(1.1)	(0.7)	(2.1)	(2.0)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(33.7)	$(16.4)	$(49.5)	$(39.6)

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
(3)Adjustments were primarily related to legal fees associated with ongoing legal matters discussed in Note 17 and impairment charges.

Other Selected Segment Financial Information:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Depreciation and amortization by segment:
North America	$34.6	$26.2	$67.8	$51.7
International	8.9	6.1	16.2	11.9
Total segments	43.5	32.3	84.0	63.6
Corporate and other (1)	103.0	109.0	207.2	221.7
Consolidated total	$146.5	$141.3	$291.2	$285.3

Cash paid for capital expenditures by segment:
Capital expenditures:
North America	$0.2	$0.3	$0.6	$0.7
International	0.8	0.5	2.1	1.4
Total segments	1.0	0.8	2.7	2.1
Corporate and other	0.1	—	0.2	—
Consolidated total	$1.1	$0.8	$2.9	$2.1
Additions to computer software and other intangibles:
North America	$31.1	$45.2	$57.2	$80.5
International	6.7	7.2	12.7	15.4
Total segments	37.8	52.4	69.9	95.9
Corporate and other	0.5	0.6	13.3	13.5
Consolidated total	$38.3	$53.0	$83.2	$109.4

(1)Depreciation and amortization for Corporate and other includes incremental amortization resulting from the application of purchase accounting in connection with historical merger and acquisition transactions.

Supplemental Geographic and Disaggregated Revenue Information:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

	June 30, 2025	December 31, 2024
Assets:
North America	$7,104.0	$7,315.9
International	1,635.9	1,439.8
Consolidated total	$8,739.9	$8,755.7

Goodwill:
North America	$2,929.6	$2,929.6
International	548.2	480.2
Consolidated total	$3,477.8	$3,409.8

Other intangibles:
North America	$2,973.0	$3,124.3
International	399.5	382.5
Consolidated total	$3,372.5	$3,506.8

Other long-lived assets: (1)
North America	$963.9	$964.2
International	250.4	221.6
Consolidated total	$1,214.3	$1,185.8
Total long-lived assets (1)	$8,064.6	$8,102.4
(1)Excludes deferred income tax of $6.5 million and $2.9 million as of June 30, 2025 and December 31, 2024, respectively, included within "Other non-current assets" in the condensed consolidated balance sheet. See Note 11 for additional details.

	Three months ended June 30,		Six months ended June 30,
Disaggregated Revenue:(1)	2025	2024	2025	2024

North America:(2)
Finance & Risk	$212.6	$216.0	$429.2	$424.1
Sales & Marketing	185.3	188.6	366.7	367.1
Total North America	$397.9	$404.6	$795.9	$791.2
International:
Finance & Risk	$128.4	$116.5	$251.2	$236.5
Sales & Marketing	58.9	55.1	117.9	113.0
Total International	$187.3	$171.6	$369.1	$349.5
Total Revenue:
Finance & Risk	$341.0	$332.5	$680.4	$660.6
Sales & Marketing	244.2	243.7	484.6	480.1
Total Revenue	$585.2	$576.2	$1,165.0	$1,140.7
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

Batis v. Dun & Bradstreet Holdings, Inc., No. 4:22-cv-01924-AGT (N.D.Cal.)

On March 25, 2022, Plaintiff Odette R. Batis filed a Class Action Complaint against the Company, alleging that the Company used the purported class members’ names and personas to promote paid subscriptions to the Company’s Hoovers product website without consent, in violation of the California right of publicity statute, California common law prohibiting misappropriation of a name or likeness and California’s Unfair Competition Law. On June 30, 2022, the Company filed a motion to dismiss the Complaint pursuant to California’s anti-SLAPP statute. On February 10, 2023, the District Court denied the motion to dismiss. The decision was subject to an automatic right of appeal, and the Company has appealed the matter to the Ninth Circuit. On January 18, 2024, the Ninth Circuit affirmed the District Court’s determination that the anti-SLAPP statute does not apply. On February 1, 2024, D&B filed a petition for rehearing or rehearing en banc seeking to vacate the Ninth Circuit ruling. Subsequently, on February 15, 2024, the Ninth Circuit issued an order stating that the petition will be held in abeyance pending the resolution of en banc rehearing of another similar case pending before the Ninth Circuit, Martinez v. ZoomInfo Technologies, Inc. (“Martinez”). On March 1, 2024, the Ninth Circuit vacated the en banc rehearing in the Martinez case and continued to hold D&B’s Petition for Rehearing in abeyance. On July 8, 2024, the Ninth Circuit granted D&B’s Petition for Rehearing, withdrew its January 18, 2024 disposition and issued a new opinion and order affirming the District Court’s determination that the anti-SLAPP statute does not apply. On July 30, 2024, a mandate was issued in the Ninth Circuit

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(Tabular dollar amounts, except share data and per share data, in millions)

and the case has returned to the District Court. On September 27, 2024, the Company filed its Answer in the District Court, denying liability and asserting affirmative defenses. On August 1, 2025, the parties finalized the terms of a settlement, but such settlement is contingent on court approval.

In accordance with ASC 450 Contingencies, consistent with the settlement in principle, a reserve has been accrued by the Company for this matter in the consolidated financial statements. The amount of such reserve is not material to the Company’s financial statements.

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

In accordance with ASC 450 Contingencies, a reserve has been accrued by the Company for this matter in the consolidated financial statements. The amount of such reserve is not material to the Company’s financial statements.
Note 18 -- Related Parties
The following describes certain transactions and agreements in which the Company and our affiliates, executive officers and certain directors are involved.
During the three and six months ended June 30, 2025 and 2024, a significant portion of D&B common stock was collectively held by entities affiliated with Bilcar, LLC ("Bilcar"), Thomas H. Lee Partners, L.P. ("THL"), and Cannae Holdings, Inc. ("Cannae Holdings").
Our Chief Executive Officer Anthony Jabbour is also a member of the board of directors of Paysafe Limited ("Paysafe"), which is an investment held by Cannae Holdings and accounted for as an equity investment. Additionally, William P. Foley, II, our Executive Chairman, has served as Vice-Chairman of Cannae Holdings since May 12, 2025, and previously served as Chairman, Chief Executive Officer and Chief Investment Officer of Cannae Holdings since February 10, 2024 and, prior to that, served as non-executive Chairman of Cannae Holdings. Our director Douglas K. Ammerman has served as non-executive Chairman of the Board of Cannae Holdings since May 12, 2025. Further, our director Richard N. Massey previously served as Chief Executive Officer and a director of Cannae Holdings until February 10, 2024, and as Vice Chairman and a director until June 19, 2024, on which date Mr. Massey ceased to serve as an executive or a director of Cannae Holdings.
In December 2022, Paysafe signed a 63-month lease agreement with D&B for the occupancy of the fourth floor of our headquarters building in Jacksonville, Florida. Total rental payments over the lease term will aggregate to $4.2 million. We recognized expense credit of $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2024, respectively. We recorded $0.5 million within "Other current assets" as of June 30 2025, and $0.1 million within "Other non-current liabilities" as of both June 30, 2025 and December 31, 2024.

In September 2021, we entered into a 10-year agreement with Paysafe. Pursuant to the agreement, D&B provides data license and risk management solution services to Paysafe. The agreement is cancellable by either party without penalty at each annual anniversary of the contract effective date by providing written notice not less than 90 days prior to the anniversary date. In March 2024, we entered into an additional three-year agreement with Paysafe, pursuant to which D&B will provide Paysafe marketing solutions. Both agreements were approved by our Audit Committee. In connection with the agreements associated with Paysafe, we recognized revenue of $2.1 million and $4.7 million for the three and six months ended June 30, 2025, respectively, and $1.5 million and $3.6 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, we included a receivable from Paysafe of $0.7 million and $3.5 million, respectively, within "Accounts receivable" and a liability to Paysafe of $3.1 million and $0.5 million, respectively, within "Other accrued and current liabilities."

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

The following discussion and analysis of Dun & Bradstreet Holdings, Inc.’s financial condition and results of operations is provided as a supplement to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025. References in this discussion and analysis to “the Company,” “Dun & Bradstreet,” “D&B,” “we,” “us” and “our” refer to Dun & Bradstreet Holdings, Inc. and its subsidiaries.
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

The transaction is valued at approximately $7.7 billion, including outstanding debt with an equity value of $4.1 billion. The transaction was approved by shareholders and is expected to be closed in the third quarter of 2025, subject to other customary closing conditions. Upon completion of the transaction, Dun & Bradstreet will become a privately held company and shares of Dun & Bradstreet common stock will no longer be listed on any public market.
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
Stock Repurchase Program
On April 30, 2024, our Board of Directors authorized a three-year stock repurchase program, (the "2024 Stock Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through April 30, 2027. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. Since the inception of the 2024 Stock Repurchase Program, we have repurchased 961,360 shares of common stock for $9.3 million, net of accrued excise tax, at an average price of $9.71 per share. Subsequent to entering into the definitive agreement with Clearlake on March 23, 2025, the Company agreed not to repurchase any shares under the 2024 Stock Repurchase Program. There was no share repurchase activity during the six months ended June 30, 2025.
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
The outlook for U.S. economic growth remains uncertain, with continued exposure to global trade tensions. The adoption and expansion of trade restrictions and other governmental action related to tariffs may contribute to inflationary pressures and dampen global economic activity. In addition, the global economy continues to be impacted by geopolitical conflicts, including the Russian-Ukraine war and the conflicts in the Middle East.

Uncertain economic conditions or an economic downturn may lead to more cautious commercial spending and lower discretionary spending, and consequently lower demand for our solutions. Disruptions in the financial markets could limit the ability or willingness of our clients to extend credit to their customers or invest in new initiatives, which could adversely impact demand for our data and analytics solutions.

While our financial performance has not been materially affected to date, the broader implications of these macroeconomic and geopolitical developments remain difficult to predict and depend on, among many factors, their ultimate impact to our customers, vendors, and the financial markets. We continue to monitor these dynamics closely and remain flexible so that we can adjust to events and uncertainties while we continue to move forward.

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

Results of Operations

GAAP Results (In millions except per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$585.2	$576.2	$1,165.0	$1,140.7
Cost of services (exclusive of depreciation and amortization)	242.4	220.1	470.2	444.2
Selling and administrative expenses	181.5	174.4	350.6	350.8
Depreciation and amortization	146.5	141.3	291.2	285.3
Restructuring charges	2.0	3.3	4.9	6.7
Operating costs	572.4	539.1	1,116.9	1,087.0
Operating income (loss)	12.8	37.1	48.1	53.7
Interest income	1.8	1.2	3.3	2.8
Interest expense	(50.3)	(59.0)	(103.2)	(144.3)
Other income (expense) - net	1.7	1.4	3.0	1.5
Non-operating income (expense) - net	(46.8)	(56.4)	(96.9)	(140.0)
Income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(34.0)	(19.3)	(48.8)	(86.3)
Less: provision (benefit) for income taxes	(1.2)	(2.9)	(0.8)	(47.1)
Equity in net income of affiliates	0.2	0.7	0.6	1.6
Net income (loss)	(32.6)	(15.7)	(47.4)	(37.6)
Less: net (income) loss attributable to the non-controlling interest	(1.1)	(0.7)	(2.1)	(2.0)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(33.7)	$(16.4)	$(49.5)	$(39.6)

Basic earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.08)	$(0.04)	$(0.11)	$(0.09)
Diluted earnings (loss) per share of common stock attributable to Dun & Bradstreet Holdings, Inc.	$(0.08)	$(0.04)	$(0.11)	$(0.09)
Weighted average number of shares outstanding-basic	435.4	432.7	434.3	432.2
Weighted average number of shares outstanding-diluted	435.4	432.7	434.3	432.2

Net income (loss) margin (1)	(5.8)%	(2.8)%	(4.2)%	(3.5)%
(1)Net income (loss) margin is defined as Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. divided by Revenue.

The table below sets forth our key performance measures including non-GAAP measures for the periods indicated (In millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total revenue	$585.2	$576.2	$1,165.0	$1,140.7
Adjusted EBITDA	$206.1	$217.9	$417.0	$419.2
Adjusted EBITDA margin	35.2%	37.8%	35.8%	36.8%
Adjusted net income	$81.8	$99.1	$172.7	$184.1
Adjusted net earnings per diluted share	$0.19	$0.23	$0.39	$0.42
Reconciliations of non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the tables below (In millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(33.7)	$(16.4)	$(49.5)	$(39.6)
Depreciation and amortization	146.5	141.3	291.2	285.3
Interest expense - net	48.5	57.8	99.9	141.5
(Benefit) provision for income tax - net	(1.2)	(2.9)	(0.8)	(47.1)
EBITDA	$160.1	$179.8	$340.8	$340.1
Other income (expense) - net	(1.7)	(1.4)	(3.0)	(1.5)
Equity in net income of affiliates	(0.2)	(0.7)	(0.6)	(1.6)
Net income (loss) attributable to non-controlling interest	1.1	0.7	2.1	2.0
Equity-based compensation	15.8	18.2	30.5	36.1
Restructuring charges	2.0	3.3	4.9	6.7
Merger, acquisition and divestiture-related operating costs	4.4	0.8	6.9	1.0
Transition costs	11.3	15.2	20.9	32.6
Other adjustments	13.3	2.0	14.5	3.8
Adjusted EBITDA	$206.1	$217.9	$417.0	$419.2

North America	$157.3	$178.2	$323.5	$330.3
International	59.0	53.8	119.5	118.1
Corporate and other	(10.2)	(14.1)	(26.0)	(29.2)
Adjusted EBITDA	$206.1	$217.9	$417.0	$419.2

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$(33.7)	$(16.4)	$(49.5)	$(39.6)
Incremental amortization of intangible assets resulting from the application of purchase accounting	101.0	107.3	203.5	218.1
Equity-based compensation	15.8	18.2	30.5	36.1
Restructuring charges	2.0	3.3	4.9	6.7
Merger, acquisition and divestiture-related operating costs	4.4	0.8	6.9	1.0
Transition costs	11.3	15.2	20.9	32.6
Merger, acquisition and divestiture-related non-operating costs	(0.1)	(0.1)	(0.1)	—
Debt refinancing and extinguishment costs	—	—	0.2	37.1
Non-operating pension-related income	(5.9)	(5.1)	(11.6)	(10.0)
Non-cash gain (loss) from interest rate swap amendment (1)	—	4.6	4.6	(3.2)
Other adjustments	13.3	2.0	14.5	3.8
Tax impact of non-GAAP adjustments	(29.1)	(30.6)	(55.6)	(94.3)
Other tax effect adjustments	2.8	(0.1)	3.5	(4.2)
Adjusted net income (loss) attributable to Dun & Bradstreet Holdings, Inc.	$81.8	$99.1	$172.7	$184.1
Adjusted net earnings per diluted share	$0.19	$0.23	$0.39	$0.42
Weighted average number of shares outstanding - diluted	438.1	435.3	438.2	435.5
(1)Amount represents non-cash amortization gain and loss resulted from the amendment of our interest rate swap derivatives. The amount is reported within "Interest expense-net" for the six months ended June 30, 2025 and the three and six months ended June 30, 2024. See Note 9 to the unaudited condensed consolidated financial statements for a more detailed discussion.

Revenue
Three months ended June 30, 2025 versus Three months ended June 30, 2024
Total revenue was $585.2 million for the three months ended June 30, 2025, compared to $576.2 million for the three months ended June 30, 2024, an increase of $9.0 million, or 1.6% (0.2% before the effect of foreign exchange). The increase was attributable to growth in the underlying business and the positive impact of foreign exchange.
Excluding the positive impact of foreign exchange of $7.9 million, total organic revenue increased $1.1 million, or 0.2%. The changes in revenue are discussed further in the segment level discussion below.
Six months ended June 30, 2025 versus Six months ended June 30, 2024
Total revenue was $1,165.0 million for the six months ended June 30, 2025, compared to $1,140.7 million for the six months ended June 30, 2024, an increase of $24.3 million, or 2.1% (1.9% before the effect of foreign exchange). The increase was attributable to growth in the underlying business and the positive impact of foreign exchange.
Excluding the positive impact of foreign exchange of $3.0 million, total organic revenue increased $21.3 million, or 1.9%, reflecting growth across both of our segments. The changes in revenue are discussed further in the segment level discussion below.
Revenue by segment was as follows (In millions):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Increase (decrease)	% Increase (decrease)	2025	2024	$ Increase (decrease)	% Increase (decrease)
North America:
Finance & Risk	$212.6	$216.0	$(3.4)	(1.6)%	$429.2	$424.1	$5.1	1.2%
Sales & Marketing	185.3	188.6	(3.3)	(1.7)%	366.7	367.1	(0.4)	(0.1)%
Total North America	$397.9	$404.6	$(6.7)	(1.6)%	$795.9	$791.2	$4.7	0.6%
International:
Finance & Risk	$128.4	$116.5	$11.9	10.2%	$251.2	$236.5	$14.7	6.2%
Sales & Marketing	58.9	55.1	3.8	6.9%	117.9	113.0	4.9	4.3%
Total International	$187.3	$171.6	$15.7	9.1%	$369.1	$349.5	$19.6	5.6%
Total Revenue:
Finance & Risk	$341.0	$332.5	$8.5	2.5%	$680.4	$660.6	$19.8	3.0%
Sales & Marketing	244.2	243.7	0.5	0.2%	484.6	480.1	4.5	0.9%
Total Revenue	$585.2	$576.2	$9.0	1.6%	$1,165.0	$1,140.7	$24.3	2.1%

North America Segment
For the three months ended June 30, 2025, North America revenue decreased $6.7 million, or 1.6% ( both after and before the effect of foreign exchange) compared to the three months ended June 30, 2024. See further discussion below on revenue by solutions.
For the six months ended June 30, 2025, North America revenue increased $4.7 million, or 0.6% ( 0.7% before the effect of foreign exchange) compared to the six months ended June 30, 2024. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended June 30, 2025, North America Finance & Risk revenue decreased $3.4 million, or 1.6% (1.5% before the effect of foreign exchange) compared to the three months ended June 30, 2024, primarily due to decreased revenue across our Third Party Risk and Supply Chain Management solutions, partially offset by increased revenue from our Finance solutions.

For the six months ended June 30, 2025, North America Finance & Risk revenue increased $5.1 million, or 1.2% (1.3% before the effect of foreign exchange) compared to the six months ended June 30, 2024, primarily due to increased revenue from our Finance solutions, partially offset by decreased revenue from our Credibility solutions.

Sales & Marketing
For the three months ended June 30, 2025, North America Sales & Marketing revenue decreased $3.3 million, or 1.7% (both after and before the effect of foreign exchange) compared to the three months ended June 30, 2024, primarily driven by lower data sales, partially offset by higher revenue from Digital Marketing solutions.

For the six months ended June 30, 2025, North America Sales & Marketing revenue decreased $0.4 million, or 0.1% (both after and before the effect of foreign exchange) compared to the six months ended June 30, 2024.

International Segment
For the three months ended June 30, 2025, International revenue increased $15.7 million, or 9.1% (4.5% before the effect of foreign exchange) compared to the three months ended June 30, 2024. Excluding the positive impact of foreign exchange of $8.0 million, International organic revenue increased $7.7 million, or 4.5%. See further discussion below on revenue by solutions.
For the six months ended June 30, 2025, International revenue increased $19.6 million, or 5.6% (4.6% before the effect of foreign exchange) compared to the six months ended June 30, 2024. Excluding the positive impact of foreign exchange of $3.6 million, International organic revenue increased $16.0 million, or 4.6%. See further discussion below on revenue by solutions.
Finance & Risk
For the three months ended June 30, 2025, International Finance & Risk revenue increased $11.9 million, or 10.2% (6.3% before the effect of foreign exchange) compared to the three months ended June 30, 2024. Excluding the positive impact of foreign exchange of $4.6 million, revenue increased $7.3 million, or 6.3%, attributable to growth across all markets. The growth was driven by higher revenue of approximately $3 million from the U.K. and approximately $3 million from Europe, both primarily attributable to growth in Third Party Risk and Compliance solutions and approximately $1 million from our Asia markets driven by growth in local market solutions.

For the six months ended June 30, 2025, International Finance & Risk revenue increased $14.7 million, or 6.2% (5.6% before the effect of foreign exchange) compared to the six months ended June 30, 2024. Excluding the positive impact of foreign exchange of $1.5 million, revenue increased $13.2 million, or 5.6%, attributable to growth across all markets. The growth was driven by higher revenue of approximately $5 million from Europe and approximately $4 million from the U.K. primarily attributable to growth in Third Party Risk and Compliance solutions, higher revenue of approximately $3 million from WWN alliances from higher global customer product usage and cross-border data sales and approximately $2 million from our Asia markets primarily driven by growth in local market solutions.

Sales & Marketing
For the three months ended June 30, 2025, International Sales & Marketing revenue increased $3.8 million, or 6.9% (0.7% before the effect of foreign exchange) compared to the three months ended June 30, 2024. Excluding the positive impact of foreign exchange of $3.4 million, organic revenue increased $0.4 million, or 0.7%, primarily from the U.K. and WWN alliances.
For the six months ended June 30, 2025, International Sales & Marketing revenue increased $4.9 million, or 4.3% (2.5% before the effect of foreign exchange) compared to the six months ended June 30, 2024. Excluding the positive impact of foreign exchange of $2.1 million, organic revenue increased $2.8 million, or 2.5%, primarily due to higher revenue from WWN alliances driven by higher product royalties and global data sales.
Operating Costs
Consolidated operating costs were as follows (In millions):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Increase (decrease)	% Increase (decrease)	2025	2024	$ Increase (decrease)	% Increase (decrease)
Cost of services (exclusive of depreciation and amortization)	$242.4	$220.1	$22.3	10.1%	$470.2	$444.2	$26.0	5.8%
Selling and administrative expenses	181.5	174.4	7.1	4.1%	350.6	350.8	(0.2)	—%
Depreciation and amortization	146.5	141.3	5.2	3.6%	291.2	285.3	5.9	2.1%
Restructuring charges	2.0	3.3	(1.3)	(38.9)%	4.9	6.7	(1.8)	(27.0)%
Operating costs	$572.4	$539.1	$33.3	6.2%	$1,116.9	$1,087.0	$29.9	2.8%
Operating income (loss)	$12.8	$37.1	$(24.3)	(65.6)%	$48.1	$53.7	$(5.6)	(10.5)%

Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) was $242.4 million for the three months ended June 30, 2025, an increase of $22.3 million, or 10.1%, compared to the three months ended June 30, 2024, primarily due to higher data acquisition costs of approximately $13 million and higher net personnel costs of approximately $10 million. Total cost of services was unfavorably impacted by foreign exchange of $3.5 million for the three months ended June 30, 2025, compared to the prior year quarter.

Cost of services (exclusive of depreciation and amortization) was $470.2 million for the six months ended June 30, 2025, an increase of $26.0 million, or 5.8%, compared to the six months ended June 30, 2024, primarily due to higher data acquisition costs of approximately $22 million and higher net personnel costs of approximately $12 million, partially offset by lower cloud infrastructure costs of approximately $6 million incurred to modernize our technology infrastructure as we are reaching completion of the migration to the new technology systems. Total cost of services was unfavorably impacted by foreign exchange of $2.9 million for the six months ended June 30, 2025, compared to the prior year period.

Selling and Administrative Expenses
Selling and administrative expenses were $181.5 million for the three months ended June 30, 2025, an increase of $7.1 million, or 4.1%, compared to the three months ended June 30, 2024, driven by higher professional fees of approximately $13 million, mainly legal fees related to ongoing regulatory and other legal matters, partially offset by lower net personnel costs of approximately $7 million. Total selling and administrative expenses were unfavorably impacted by foreign exchange of $2.7 million for the three months ended June 30, 2025, compared to the prior year quarter.
Selling and administrative expenses were $350.6 million for the six months ended June 30, 2025, a decrease of $0.2 million, or less than 0.1%, compared to the six months ended June 30, 2024, driven by lower net personnel costs of approximately $14 million, partially offset by higher professional fees of approximately $13 million, mainly legal fees related to ongoing regulatory and other legal matters. Total selling and administrative expenses were unfavorably impacted by foreign exchange of $1.4 million for the six months ended June 30, 2025, compared to the prior year period.
Depreciation and Amortization
Depreciation and amortization expenses were $146.5 million for the three months ended June 30, 2025, an increase of $5.2 million, or 3.6%, compared to the three months ended June 30, 2024, primarily due to higher amortization resulting from increased internally developed software subject to amortization, partially offset by lower amortization related to intangible assets recognized in connection with historical merger and acquisition transactions. Total depreciation and amortization expenses were unfavorably impacted by foreign exchange of $2.0 million for the three months ended June 30, 2025, compared to the prior year quarter.

Depreciation and amortization expenses were $291.2 million for the six months ended June 30, 2025, an increase of $5.9 million, or 2.1%, compared to the six months ended June 30, 2024, primarily due to the same factors discussed above for the three months ended June 30, 2025. Total depreciation and amortization expenses were unfavorably impacted by foreign exchange of $1.3 million for the six months ended June 30, 2025, compared to the prior year period.

Restructuring Charges
Restructuring charges were $2.0 million for the three months ended June 30, 2025, a decrease of $1.3 million, or 38.9%, compared to the three months ended June 30, 2024, primarily due to lower severance costs in the current year quarter in both North America and International.

Restructuring charges were $4.9 million for the six months ended June 30, 2025, a decrease of $1.8 million, or 27.0%, compared to the six months ended June 30, 2024, primarily due to lower severance costs in the current year period in North America.

Operating Income (Loss)
Consolidated operating income was $12.8 million for the three months ended June 30, 2025, a decrease of $24.3 million, or 65.6%, compared to the three months ended June 30, 2024. The decrease in operating income was primarily driven by higher costs, mainly data acquisition costs of approximately $13 million, professional fees of approximately $13 million, depreciation and amortization expenses of approximately $5 million and personnel costs of approximately $3 million, partially offset by higher revenue of $9.0 million.
Consolidated operating income was $48.1 million for the six months ended June 30, 2025, a decrease of $5.6 million, or 10.5%, compared to the six months ended June 30, 2024. The decrease in operating income was primarily driven by higher costs, mainly data acquisition costs of approximately $22 million, professional fees of approximately $13 million and depreciation and amortization expenses of approximately $6 million, partially offset by higher revenue of $24.3 million, and lower costs, mainly cloud infrastructure costs of approximately $5 million, net personnel costs of approximately $3 million and restructuring costs of approximately $2 million.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and adjusted EBITDA margin by segment was as follows (In millions):

	Three months ended June 30,					Six months ended June 30,
	2025	2024	$ Increase (decrease)	% Increase (decrease)		2025	2024	$ Increase (decrease)	% Increase (decrease)
North America:
Adjusted EBITDA	$157.3	$178.2	$(20.9)	(11.7)%		$323.5	$330.3	$(6.8)	(2.1)%
Adjusted EBITDA margin	39.5%	44.0%	N/A	(450)	bps	40.6%	41.7%	N/A	(110)	bps
International:
Adjusted EBITDA	$59.0	$53.8	$5.2	9.5%		$119.5	$118.1	$1.4	1.2%
Adjusted EBITDA margin	31.5%	31.3%	N/A	20	bps	32.4%	33.8%	N/A	(140)	bps
Corporate and other:
Adjusted EBITDA	$(10.2)	$(14.1)	$3.9	27.6%		$(26.0)	$(29.2)	$3.2	10.7%
Consolidated total:
Adjusted EBITDA	$206.1	$217.9	$(11.8)	(5.5)%		$417.0	$419.2	$(2.2)	(0.5)%
Adjusted EBITDA margin	35.2%	37.8%	N/A	(260)	bps	35.8%	36.8%	N/A	(100)	bps

Consolidated
Consolidated net loss margin on a GAAP basis was 5.8% for the three months ended June 30, 2025, compared to a net loss margin of 2.8% for the three months ended June 30, 2024, a decrease of 300 basis points. Consolidated adjusted EBITDA was $206.1 million for the three months ended June 30, 2025, compared to $217.9 million for the three months ended June 30, 2024, a decrease of $11.8 million, or 5.5%, primarily due to higher costs driven by data acquisition costs and net personnel costs, partially offset by revenue growth. Consolidated adjusted EBITDA decrease from the prior year quarter was favorably impacted by foreign exchange of $1.7 million. Consolidated adjusted EBITDA margin was 35.2% for the three months ended June 30, 2025, compared to 37.8% for the prior year quarter, a decrease of 260 basis points.
Consolidated net loss margin on a GAAP basis was 4.2% for the six months ended June 30, 2025, compared to a net loss margin of 3.5% for the six months ended June 30, 2024, a decrease of 70 basis points. Consolidated adjusted EBITDA was $417.0 million for the six months ended June 30, 2025, compared to $419.2 million for the six months ended June 30, 2024, a decrease of $2.2 million, or 0.5%, primarily due to higher costs driven by data acquisition costs and net personnel costs, partially offset by revenue growth and lower cloud infrastructure costs. Consolidated adjusted EBITDA decrease from the prior year period was negatively impacted by foreign exchange of $1.3 million. Consolidated adjusted EBITDA margin was 35.8% for the six months ended June 30, 2025, compared to 36.8% for the prior year period, a decrease of 100 basis points.
North America Segment
North America adjusted EBITDA was $157.3 million for the three months ended June 30, 2025, a decrease of $20.9 million, or 11.7% compared to the three months ended June 30, 2024. The decrease in adjusted EBITDA was primarily due to higher costs driven by data acquisition costs and net personnel costs, and lower revenue. Adjusted EBITDA compared to the prior year quarter was negatively impacted by foreign exchange of $0.7 million associated with our offshore technology facility. Adjusted EBITDA margin was 39.5% for the three months ended June 30, 2025, compared to 44.0% for the prior year quarter, a decrease of 450 basis points.

North America adjusted EBITDA was $323.5 million for the six months ended June 30, 2025, a decrease of $6.8 million, or 2.1% compared to the six months ended June 30, 2024. The decrease in adjusted EBITDA was primarily due to higher data acquisition costs, partially offset by revenue growth and lower costs driven by selling and marketing expenses and net personnel costs. Adjusted EBITDA compared to the prior year period was negatively impacted by foreign exchange of $1.7 million associated with our offshore technology facility. Adjusted EBITDA margin was 40.6% for the six months ended June 30, 2025, compared to 41.7% for the prior year period, a decrease of 110 basis points.

International Segment
International adjusted EBITDA was $59.0 million for the three months ended June 30, 2025, an increase of $5.2 million, or 9.5%, compared to the three months ended June 30, 2024. The increase in adjusted EBITDA was primarily due to revenue growth from the underlying business, partially offset by higher costs driven by net personnel costs and data acquisition costs. Adjusted EBITDA compared to the prior year quarter was favorably impacted by foreign exchange of $2.3 million. Adjusted EBITDA margin was 31.5% for the three months ended June 30, 2025, compared to 31.3% for the prior year quarter, an increase of 20 basis points.
International adjusted EBITDA was $119.5 million for the six months ended June 30, 2025, an increase of $1.4 million, or 1.2%, compared to the six months ended June 30, 2024. The increase in adjusted EBITDA was primarily due to revenue growth from the underlying business, partially offset by higher costs driven by net personnel costs, data acquisition costs and selling expenses. Adjusted EBITDA compared to the prior year period was negatively impacted by foreign exchange of $0.4 million. Adjusted EBITDA margin was 32.4% for the six months ended June 30, 2025, compared to 33.8% for the prior year period, a decrease of 140 basis points.
Corporate and Other
Corporate adjusted EBITDA was a loss of $10.2 million for the three months ended June 30, 2025, an improvement of $3.9 million, or 27.6%, compared to the three months ended June 30, 2024. The improvement in adjusted EBITDA was primarily attributable to lower net personnel costs.

Corporate adjusted EBITDA was a loss of $26.0 million for the six months ended June 30, 2025, an improvement of $3.2 million, or 10.7%, compared to the six months ended June 30, 2024. The improvement in adjusted EBITDA was primarily attributable to lower net personnel costs.

Interest Income (Expense) — Net
Interest income (expense) – net was as follows (In millions):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest income	$1.8	$1.2	$0.6	46.9%	$3.3	$2.8	$0.5	16.8%
Interest expense	(50.3)	(59.0)	8.7	14.7%	(103.2)	(144.3)	41.1	28.5%
Interest income (expense) – net	$(48.5)	$(57.8)	$9.3	16.0%	$(99.9)	$(141.5)	$41.6	29.4%

Interest expense decreased $8.7 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to reduced interest expense of $4.1 million in the current year quarter primarily as a result of lower interest rates and higher amortization loss of $4.6 million in the prior year quarter related to the interest rate swap amendment.
Interest expense decreased $41.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to the write off of debt issuance costs and discount of $37.1 million in the prior year period in connection with the term loan amendment and reduced interest expense of $12.0 million in the current year period due to lower interest rates, partially offset by higher amortization loss of $7.8 million in the current year period related to the interest rate swap amendment.
Other income (expense) - net was as follows (In millions):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Non-operating pension-related income	$5.9	$5.1	$0.8	15.7%	$11.6	$10.0	$1.6	16.0%
Miscellaneous other income (expense) – net	(4.2)	(3.7)	(0.5)	(13.5)%	(8.6)	(8.5)	(0.1)	(1.2)%
Other income (expense) – net	$1.7	$1.4	$0.3	20.6%	$3.0	$1.5	$1.5	93.6%
Non-operating pension-related income increased $0.8 million and $1.6 million for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024, primarily due to higher expected return on plan assets in the current year.
Miscellaneous other income (expense) - net increased $0.5 million and $0.1 million for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024, primarily due to lower dividends received from our cost investments, partially offset by lower fees related to the accounts receivable securitization facility.
Provision for Income Taxes
The effective tax rate for the three months ended June 30, 2025 was 3.4%, reflecting a tax benefit of $1.2 million on pre-tax loss of $34.0 million, compared to 15.0% for the three months ended June 30, 2024, which reflected a tax benefit of $2.9 million on pre-tax loss of $19.3 million. The change in the effective tax rate for the three months ended June 30, 2025 compared to the prior year quarter was primarily the result of an increase in tax rates enacted in certain U.S. states.

The effective tax rate for the six months ended June 30, 2025 was 1.6%, reflecting a tax benefit of $0.8 million on pre-tax loss of $48.8 million, compared to 54.6% for the six months ended June 30, 2024, which reflected a tax benefit of $47.1 million on pre-tax loss of $86.3 million. The change in the effective tax rate for the six months ended June 30, 2025 compared to the prior year period was primarily the result of an increase in tax rates enacted in certain U.S. states and an increase in earnings in certain non-U.S. jurisdictions, taxed at higher tax rates.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing significant changes to U.S. federal income tax law. Key provisions include modifications to the limitation on interest expense under IRC Section 163(j), the repeal of mandatory capitalization and amortization of domestic research and experimental expenditures under Section 174, the reinstatement of 100% bonus depreciation, and changes to the Global Intangible Low-Taxed Income (“GILTI”) regime. In accordance with ASC 740, the Company is required to reflect the impact of new tax legislation in the period of enactment. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

Net Income (Loss)
Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $33.7 million, or a loss per share of $0.08, for the three months ended June 30, 2025, compared to a net loss of $16.4 million, or a loss per share of $0.04, for the three months ended June 30, 2024. Higher loss of $17.3 million for the three months ended June 30, 2025 compared to the prior year quarter was primarily due to lower operating income of $24.3 million in the current year quarter (as discussed above in Operating Income (Loss)) and lower tax benefit of $1.7 million in the current year quarter, partially offset by lower net interest expense of $9.3 million in the current year quarter.

Net income (loss) attributable to Dun & Bradstreet Holdings, Inc. was a net loss of $49.5 million, or a loss per share of $0.11, for the six months ended June 30, 2025, compared to a net loss of $39.6 million, or a loss per share of $0.09, for the six months ended June 30, 2024. Higher loss of $9.9 million for the six months ended June 30, 2025 compared to the prior year period was primarily due to lower tax benefit of $46.3 million in the current year period and reduced operating income of $5.6 million in the current year period (as discussed above in Operating Income (Loss)), partially offset by lower net interest expense of $41.6 million in the current year period primarily due to the write off of debt issuance costs and discount of $37.1 million in the prior year in connection with the term loan amendment.

Adjusted Net Income and Adjusted Net Earnings per Diluted Share
Adjusted net income was $81.8 million, or adjusted net earnings per diluted share of $0.19, for the three months ended June 30, 2025, compared to adjusted net income of $99.1 million, or adjusted net earnings per diluted share of $0.23, for the three months ended June 30, 2024. The decrease in adjusted net income was primarily attributable to lower adjusted EBITDA (as discussed above in Adjusted EBITDA) and higher depreciation and amortization, partially offset by lower interest expense and tax expense in the current year quarter.

Adjusted net income was $172.7 million, or adjusted net earnings per diluted share of $0.39, for the six months ended June 30, 2025, compared to adjusted net income of $184.1 million, or adjusted net earnings per diluted share of $0.42, for the six months ended June 30, 2024. The decrease in adjusted net income was primarily attributable to higher depreciation and amortization in the current year period and lower adjusted EBITDA (as discussed above in Adjusted EBITDA), partially offset by lower interest expense in the current year period.

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
Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. Our access to the capital markets can be impacted by factors outside of our control, including fluctuation in interest rates, inflation, potential economic slowdowns or recession and the ongoing global trade tensions and geopolitical conflicts. Currently, while we do not expect our ability to fund our operating needs to be affected by the current market volatility and uncertainties for the foreseeable future, the ultimate impact will be difficult to predict, and depends on, among many factors, the duration of inflation, the severity of the economic slowdown, the current global geopolitical risks, such as the Middle East and Russia/Ukraine conflicts, and global trade tensions and their effects on global market conditions and on our clients and vendors, which continue to be uncertain at this time and cannot be predicted. We actively manage the impact of elevated interest rates by reducing debt and entering into interest rate swaps and cross-currency swaps.
Cash Flow Overview

As of June 30, 2025, we had cash and cash equivalents of $278.7 million, of which $264.7 million was held by our foreign operations. We utilize a variety of planning strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Subsequent to the enactment of the Tax Cuts and Jobs Act ("2017 Act"), a significant portion of the cash and cash equivalents held by our foreign subsidiaries is no longer subject to U.S. income tax upon repatriation to the United States. However, a portion of our cash held by our foreign operations is still subject to foreign income tax or withholding tax upon repatriation. As a result, we intend to reinvest indefinitely all earnings post 2017 from our China and India subsidiaries. Cash held in our China and India operations totaled $78.1 million as of June 30, 2025.

Information about our cash flows, by category, is presented in the Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the periods presented (In millions):

	Six months ended June 30,
	2025	2024	$ Increase (decrease)
Net cash provided by (used in) operating activities	$213.2	$195.6	$17.6
Net cash provided by (used in) investing activities	(80.5)	(112.1)	31.6
Net cash provided by (used in) financing activities	(72.7)	(6.5)	(66.2)
Total cash provided during the period before the effect of exchange rate changes	$60.0	$77.0	$(17.0)

Cash Provided by (Used in) Operating Activities
Higher operating cash flows of $17.6 million in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily driven by the change in AR Securitization facility drawn amount outstanding in the prior year period, lower interest payments and improvement in working capital mainly driven by higher collections from accounts receivable, partially offset by higher payments for income taxes in the current year period.
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

Cash Provided by (Used in) Investing Activities
Lower net cash used in investing activities of $31.6 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to lower additions to computer software of $26.2 million in the current year period and higher net cash received of $5.3 million for settlement of foreign exchange contracts.
Cash Provided by (Used in) Financing Activities
The increase in net cash used in financing activities of $66.2 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to higher net debt issuance proceeds of $3,077.0 million in the prior year period and higher net payments of $105.0 million from borrowings on the Revolving Facility in the current year period, partially offset by lower term loan repayments of $3,095.9 million in the current year period, and lower payments in the current year period for dividends and repurchase of treasury shares of $22.3 million and $9.3 million, respectively.

Capital Resources and Debt

In addition to cash generated from our operating activities, we also borrow from time to time from our credit facility and issue long-term debt.
Below is a summary of our borrowings as of June 30, 2025 and December 31, 2024 (In millions):

		June 30, 2025			December 31, 2024
	Maturity	Principal amount	Debt issuance costs and discount	Carrying value	Principal amount	Debt issuance costs and discount	Carrying value
Debt maturing within one year:
2029 Term loan B	January 18, 2029	$31.0	$—	$31.0	$31.0	$—	$31.0
Total short-term debt		$31.0	$—	$31.0	$31.0	$—	$31.0

Debt maturing after one year:
2029 Term loan B	January 18, 2029	$3,033.8	$15.3	$3,018.5	$3,049.4	$17.4	$3,032.0
Revolving facility	February 15, 2029	—	—	—	10.0	—	10.0
5.000% Senior unsecured notes	December 15, 2029	460.0	3.8	456.2	460.0	4.3	455.7
Total long-term debt		$3,493.8	$19.1	$3,474.7	$3,519.4	$21.7	$3,497.7
Total debt		$3,524.8	$19.1	$3,505.7	$3,550.4	$21.7	$3,528.7

See Note 12 to the unaudited condensed consolidated financial statements for detailed discussion related to our debt as of June 30, 2025 and December 31, 2024.
Contractual Obligations
See Notes 13, 12, 7 and 20 to the consolidated financial statements for the year ended December 31, 2024 included in the 2024 Annual Report on Form 10-K, which we filed on February 21, 2025, for expected payments for our debt, leases, pension obligations and vendor commitments, respectively. Further, see Note 11 to the unaudited condensed consolidated financial statements for the six months ended June 30, 2025 for a detailed discussion of data contracts entered into during 2025.
Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements, other than our foreign exchange forward contracts, interest rate swaps and cross-currency swaps discussed in Note 9 to the unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of June 30, 2025, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025.

Item 4. Controls and Procedures
As of June 30, 2025, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.
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
Based upon their evaluation, our CEO and CFO have concluded that as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides the share repurchase activity during the three months ended June 30, 2025:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Program	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Program (1)
(Dollar amounts in millions, except share data)
April 1 - 30, 2025	—	$—	—
May 1 - 31, 2025	—	$—	—
June 1 - 30, 2025	—	$—	—
Total	—		—	9,038,640	$82.2
(1)Based on the closing stock price of $9.09 on June 30, 2025.

On April 30, 2024, our Board of Directors authorized a three-year stock repurchase program, (the "2024 Stock Repurchase Program"), under which the Company may repurchase up to 10.0 million shares of its common stock. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through April 30, 2027. The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. Subsequent to entering into the definitive agreement with Clearlake on March 23, 2025, the Company agreed not to repurchase any shares under the 2024 Stock Repurchase Program. There was no share repurchase activity during the three months ended June 30, 2025.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information

In the second quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

101
The following materials from Dun & Bradstreet Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Condensed Consolidated Balance Sheets (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements.

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

DUN & BRADSTREET HOLDINGS, INC.

		By:	/s/ BRYAN T. HIPSHER
Bryan T. Hipsher
Date:	August 11, 2025		Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ ANTHONY PIETRONTONE
Anthony Pietrontone
Date:	August 11, 2025		Chief Accounting Officer
(Principal Accounting Officer)